Form 10-K
period 1994-01-29
PENN TRAFFIC CO
filed 1994-04-29
CIK 77155

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

               (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 29, 1994
                                       OR
             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number  1-9930
                        ------
                            THE PENN TRAFFIC COMPANY
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                  25-0716800
      -------------------------------               --------------------------
      (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                Identification No.)

              1200 State Fair Boulevard, Syracuse, New York  13221-4737
      ------------------------------------------------------------------------
                (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (315) 453-7284
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                 Title of each class                   on which registered
      --------------------------------------         -----------------------
         Common Stock, $1.25 par value               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                            YES   X               NO
                                -----                -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $330,080,800 as of April 18, 1994.

Common Stock $1.25 par value-Shares outstanding-10,845,451 as of April 18, 1994
- -------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement dated May 2, 1994 provided to Registrant's stockholders in connection with the annual meeting of stockholders scheduled for June 7, 1994 are incorporated by reference in Part III of this Form 10-K.

                                 FORM 10-K INDEX
- --------------------------------------------------------------------------------

PART I                                                                   PAGE
- --------------------------------------------------------------------------------


Item  1.  Business                                                          3

Item  2.  Properties                                                       14

Item  3.  Legal Proceedings                                                14

Item  4.  Submission of Matters to a Vote of Security Holders              14

Supplemental Item.  Executive Officers of Registrant                       15
- --------------------------------------------------------------------------------
PART II

- --------------------------------------------------------------------------------

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                              17

Item  6.  Selected Financial Data                                          17

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              17

Item  8.  Financial Statements and Supplementary Data                      17

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              18

- --------------------------------------------------------------------------------
PART III

- --------------------------------------------------------------------------------


Item 10.  Directors and Executive Officers of the Registrant               56

Item 11.  Executive Compensation                                           56

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                   56

Item 13.  Certain Relationships and Related Transactions                   56
- --------------------------------------------------------------------------------
PART IV

- --------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                         57
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS (AS OF JANUARY 29, 1994 UNLESS OTHERWISE NOTED)

GENERAL

The Penn Traffic Company ("Penn Traffic" or the "Company") is one of the leading food retailers in the eastern United States. Penn Traffic operates 232 supermarkets in Pennsylvania, upstate New York, Ohio and northern West Virginia under the names "Riverside Markets" (13 stores), "Bi-Lo Foods" (23 stores), "Insalaco's" (13 stores), "Quality Markets" (45 stores), "P&C Foods" (61 stores), and "Big Bear" and "Big Bear Plus" (77 stores).

Penn Traffic also operates a wholesale food distribution business which serves 133 licensed franchisees and 119 independent operators and a discount general merchandise business with 15 stores. Total consolidated revenues in the fiscal year ended January 29, 1994 aggregated approximately $3.2 billion.

Approximately 72% of Penn Traffic's supermarket sales are in smaller communities where Penn Traffic believes it virtually always holds the number one or number two market position. The balance of Penn Traffic's sales is in Columbus, Ohio and Buffalo and Syracuse, New York. Penn Traffic believes it has the leading market share in each of these communities except Buffalo, New York.

Penn Traffic's retail and wholesale operations stretch from Ohio to upstate New York. The Company operates in communities with diverse economies based on manufacturing, natural resources, retailing, health care services, education and government services. No supermarket company competes against stores representing more than 20% of Penn Traffic's revenues, with the exception of Kroger, which competes against Big Bear stores representing approximately 30% of Penn Traffic's revenues.

In addition, Penn Traffic operates a full-service dairy business in Johnstown, Pennsylvania under the name "Sani-Dairy" and bakery businesses in Syracuse, New York and Columbus, Ohio under the names "Penny Curtiss" and "Big Bear Bakeries" respectively.

Penn Traffic pursues an aggressive capital program that seeks to match store size and format to local demographics and competitive conditions. During the five fiscal years ended January 29, 1994, Penn Traffic has opened or remodeled 73% of its retail supermarket square footage. These larger, more modern facilities strengthen Penn Traffic's competitive position and enable it to offer its customers a broader variety of specialty departments, including pharmacies, bakeries, delicatessens, floral products, greeting cards and other general merchandise.

Over the next five fiscal years (including the fiscal year ending January 28, 1995), Penn Traffic expects to spend approximately $650 million on capital expenditures (including capital leases), equivalent to approximately 3.5% to 4.0% of planned retail sales over this period. These expenditures are expected to be made within or contiguous to Penn Traffic's current marketing areas, primarily to support Penn Traffic's retail supermarket business. Penn Traffic believes that it will be able to fund its capital plan through internally generated funds, borrowing under its revolving credit facility and capital leases.

Penn Traffic also expects to derive long-term benefits in operational performance and cost savings from its continuing investment in and implementation of technology. Examples of recent in-store projects include coupon scanning to improve customer service and reduce misredemption, automated scale management to improve price accuracy and expedite customer checkout, and a paperless direct store delivery system to speed receipt of merchandise and eliminate payment errors.

Penn Traffic holds an indirect ownership interest representing on a fully diluted basis approximately 17.8% of the common stock of Grand Union Holdings Corporation ("Grand Union Holdings"), the indirect corporate parent of The Grand Union Company ("Grand Union"). Penn Traffic's ownership interest in Grand Union Holdings was acquired in July 1989.

The principal executive offices of Penn Traffic are located at 1200 State Fair Boulevard, Syracuse, New York 13221-4737. The Company's telephone number is
(315) 453-7284.

RETAIL FOOD DISTRIBUTION BUSINESS

Penn Traffic is one of the leading supermarket retailers in its primary operating areas in New York, Pennsylvania and Ohio. Penn Traffic's supermarkets are primarily located in towns and small cities. In many of these communities, Penn Traffic operates or licenses one or more of a small number of supermarkets or the only supermarket in town.

Penn Traffic's store sizes and formats vary widely, depending upon the demographic and competitive conditions in each location. For example, "conventional" store formats are generally more appropriate in areas of low population density, while larger or more affluent areas are better served by full service supermarkets of up to 64,000 square feet, which contain numerous specialty service departments such as bakeries, delicatessens, floral departments and fresh seafood departments. Penn Traffic's "Plus" format has store sizes ranging from 70,000 to 140,000 square feet. These full service supermarkets carry an expanded variety of non-food merchandise.

Penn Traffic's supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh fruit, vegetable and frozen food products. The stores also offer non-food products and services such as health and beauty products, housewares, general merchandise, floral items, video rental departments and banking services provided by local bank automated teller machines. In general, Penn Traffic's larger stores carry broader selections of merchandise and feature a larger variety of service departments. Approximately 35% of Penn Traffic's stores are open 24 hours a day at least five days per week. Most of the supermarkets are located in shopping centers.

Penn Traffic believes that its data processing and automated systems are sophisticated and up-to-date. Approximately 91% of Penn Traffic's stores use product scanning systems and proprietary software to provide inventory and shrinkage controls at both delivery and checkout points. Penn Traffic stores utilize a "Time and Attendance" system where employees use computer-coded badges which are inserted in a computer scanner at various times during a work shift to ensure that employees work only during authorized periods. Penn Traffic stores also use direct store delivery receiving systems to increase security and accountability for outside vendor product deliveries to retail locations.

In Fiscal 1993, Penn Traffic consolidated its three separate data centers into its headquarters in Syracuse, New York. In Fiscal 1994, standard general ledger and store financial statements were implemented at each business unit in order to standardize performance measurements and reduce administrative cost. The Company expects to complete the process of consolidating most of its accounting functions, which previously had been performed at the division level, into its Syracuse headquarters by Fiscal 1996.

SELECTED STATISTICS ON PENN TRAFFIC'S RETAIL FOOD STORES ARE PRESENTED BELOW.

                                          FISCAL YEAR ENDED
- --------------------------------------------------------------------------------
                   JANUARY 29, JANUARY 30,  FEBRUARY 1, FEBRUARY 2, FEBRUARY 3,
                      1994        1993         1992        1991        1990
                                                                    (53 Weeks)
- --------------------------------------------------------------------------------
Average annual
 sales per store  $11,816,000 $11,433,000 $11,420,000 $10,821,000 $10,306,000

Total store area
 in square feet     8,803,297   7,868,411   6,347,453   5,877,321   5,995,984

Total store
 selling area in
 square feet        6,333,023   5,684,179   4,561,199   4,199,008   4,266,557

Average total
 square feet per
 store                 37,945      36,260      33,584      30,933      28,283

Average square
 feet of selling
 area per store        27,298      26,194      24,133      22,100      20,125

Annual sales per
 square foot of
 selling area         $442.23     $452.66     $485.39     $512.15     $514.93

Number of stores:
 Remodels/expansions
  (over $100,000)          39          12          18           9          10
 New stores opened         12          10           6           7           8
 Stores acquired           19(1)       29(1)        1           4          66
 Stores closed             16          11           8          33(2)       16

Size of stores (total store area):
 Up to 19,999
  square feet              29          33          33          37          55
 20,000 - 29,999
  square feet              60          63          65          71          81
 30,000 - 45,000
  square feet              86          73          61          59          57
 Greater than
  45,000 square
  feet                     57          48          30          23          19

Total stores open
 at fiscal year end       232         217         189         190         212


(1) Includes the addition of 12 Insalaco's stores acquired by the Company on September 27, 1993 and the addition of 23 stores acquired from the Peter J. Schmitt Co., Inc. ("Schmitt") on January 5, 1993 which the Company initially operated.

(2) Includes divestiture of 26 P&C New England Division stores. See "Divestiture of P&C New England Division" on Page 12 of this Form 10-K.


WHOLESALE FOOD DISTRIBUTION BUSINESS

Penn Traffic licenses the use of its "Riverside Markets," "Bi-Lo Foods" and "Big M" names to 133 independently owned supermarkets that are required to maintain certain quality and other standards and 119 independent operators. Substantially all of these independent operators use Penn Traffic as their primary wholesaler and also receive advertising, accounting, merchandising, consulting and retail counseling services from Penn Traffic. Penn Traffic receives rent from 73 of the licensed independent operators which lease or sublease the supermarket buildings and much of the equipment used in the supermarkets from Penn Traffic.

In Fiscal 1994, Penn Traffic's wholesale operations accounted for $462 million or 14.5% of total revenues. The incremental volume provided by wholesale operations enhances Penn Traffic's purchasing power and enables it to improve the efficiency of its distribution system.

At January 29, 1994, Penn Traffic had guaranteed obligations of $3.5 million of indebtedness of certain of such licensed independent operators. Riverside receives an initial fee but no annual fee for the license of its Riverside and Bi-Lo names. P&C receives neither an initial fee nor an annual fee for the use of the Big M name.


FOOD PROCESSING OPERATIONS

Sani-Dairy owns and operates a dairy processing plant in Johnstown, Pennsylvania, which is one of the largest dairies in Pennsylvania. This plant produces over 900 dairy and dairy-related products which are distributed directly from the plant or through two Penn Traffic-owned distribution facilities in Pennsylvania and one distribution facility in northwestern Maryland. The Sani-Dairy Division sells its products to certain Penn Traffic-owned and licensed supermarkets and to other retail outlets located in Pennsylvania and adjoining states.

Penn Traffic owns and operates Penny Curtiss Bakery, a bakery processing plant in Syracuse, New York. This operation primarily supplies P&C's stores and its affiliated accounts with private label fresh and frozen bakery products. In addition, Riverside, Quality Markets and Grand Union procure certain fresh and frozen bakery products from Penny Curtiss.

Penn Traffic also owns and operates Big Bear Bakeries, a bakery in Columbus, Ohio. This operation primarily supplies Big Bear stores with private label fresh and frozen bakery products.


MASS MERCHANDISING BUSINESS

Fourteen of the fifteen Harts stores are located in central and southern Ohio, and one is located in northern West Virginia. Harts discount general merchandise stores (other than two small variety stores) range in size from approximately 39,000 square feet to approximately 86,000 square feet. The average store (excluding the variety stores) has approximately 66,000 square feet.

Harts stores sell a wide variety of products, including health and beauty care items, hardware, housewares, sporting goods, electronics and apparel. Ten of the Harts stores have pharmacies. Harts has achieved a reputation for variety and quality of its merchandise. The lines of products carried by each store vary to some extent to meet different patterns of local demand.

The profitability of the Company's general merchandise operations is much more sensitive to the Ohio economy than its supermarket operations and can be expected to be adversely impacted by a decline in economic conditions.


PURCHASING AND DISTRIBUTION

Penn Traffic is a large volume purchaser of products. Penn Traffic's purchases are of sufficient volume to qualify for minimum price brackets for most items. Penn Traffic purchases brand name grocery merchandise directly from national manufacturers. The Company purchases private label and generic items from TOPCO Associates, Inc., a national purchasing cooperative comprising 46 regional supermarket chains. In Fiscal 1994, purchases from TOPCO Associates accounted for approximately 13% of product purchases.

Penn Traffic's principal Pennsylvania distribution facility is a Company-owned 390,000-square foot distribution center in DuBois, Pennsylvania. Penn Traffic also has a 196,000-square foot perishables distribution center in DuBois, Pennsylvania. This facility was expanded by 58,000 square feet in Fiscal 1994 and distributes frozen foods, ice cream, dairy products, fresh meats, fresh produce and delicatessen items to Penn Traffic's stores, its licensees and other wholesale accounts. In addition, Penn Traffic leases a 70,000-square foot warehouse in New Bethlehem, Pennsylvania, which Penn Traffic uses to supplement its forward buy program, under which Penn Traffic purchases and stores for later sale certain products which from time to time are available for purchase at reduced prices. Penn Traffic also leases a 37,000-square foot warehouse in Punxsutawney, Pennsylvania, which houses certain store supplies and aerosol products and a 45,000-square foot warehouse in Dubois, Pennsylvania, which houses high-bulk grocery products.

The principal New York distribution facility is a highly automated, Company-owned 498,000-square foot distribution center in Syracuse, New York which services P&C's stores and wholesale customers. In June 1993, the Company opened a new 217,000-square foot distribution center for perishable products in Syracuse, New York. This new distribution center consolidated a number of Company-owned and leased facilities and has enabled P&C to internalize ice cream distribution. Penn Traffic also owns a 267,000-square foot distribution center in Jamestown, New York, which was expanded by 82,000 square feet in Fiscal 1994. This distribution center supplies groceries, fresh produce, packaged dairy products and delicatessen items to the Quality Market stores.

The primary Ohio distribution center is a leased 484,000-square foot dry grocery facility in Columbus, Ohio, opened during Fiscal 1991. Penn Traffic also owns a 208,000-square foot distribution facility for perishable goods in Columbus, Ohio. This facility was completed in January 1992 and permits Big Bear to centralize distribution of frozen foods, substantially decrease Big Bear's utilization of higher-priced jobbers for the delivery of frozen foods, and expand the variety of products offered to customers.

Big Bear also leases two general merchandise warehouses comprising 399,000 square feet in Columbus, Ohio.

In September 1993, Penn Traffic entered into a program to consolidate the purchasing and distribution of health and beauty care products and general merchandise with Grand Union. Under this program, Grand Union procures health and beauty care products for both Grand Union and Penn Traffic, and Penn Traffic, through its Big Bear division, procures general merchandise for both Penn Traffic and Grand Union. Grand Union's general merchandise warehouse in Montgomery, New York is used to distribute general merchandise and health and beauty care products to Riverside Markets, Quality Markets and Insalaco's stores and is scheduled to begin servicing P&C stores by the end of the first quarter of Fiscal 1995. This warehouse also supplies the majority of Penn Traffic's wholesale customers, as well as Grand Union stores. Under the arrangement, the cost of operating the Montgomery warehouse is shared by Penn Traffic in an amount proportionate to Penn Traffic's usage of the facility. Penn Traffic owns the general merchandise and health and beauty care products inventory located at the Montgomery, New York warehouse. Penn Traffic expects that this program will improve the variety of general merchandise products offered to the consumer in certain of the Company's stores and will reduce product procurement costs for general merchandise and health and beauty care products.

Approximately 80% of the merchandise offered in Penn Traffic's retail stores is distributed from one or more of its warehouses by its fleet of 326 tractors, 378 refrigerated trailers and 566 dry trailers. Merchandise not delivered from Penn Traffic's warehouses or from the Grand Union general merchandise warehouse in Montgomery, New York, as described above, is delivered directly to the stores by distributors, vendor drivers and salesmen for such products as beverages, snack foods and bakery items.


COMPETITION

The food retailing business is highly competitive and may be affected by general economic conditions. The number of competitors and the degree of competition experienced by Penn Traffic's supermarkets vary by location. Penn Traffic competes with several regional and local supermarket chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, and unaffiliated independent food stores. No other supermarket company competes against Penn Traffic stores representing more than 20% of Penn Traffic's revenues, with the exception of Kroger, which competes against Big Bear stores, representing approximately 30% of Penn Traffic's revenues.


EMPLOYEES

Labor costs and their impact on product prices are important competitive factors in the supermarket industry. Penn Traffic currently competes with certain independently owned and regional supermarkets whose employees are not union affiliated, while approximately 53% of Penn Traffic's hourly employees belong to the United Food and Commercial Workers Union.

At January 29, 1994, Penn Traffic had 24,200 hourly employees and 1,600 salaried employees. Penn Traffic believes its relationships with its employees are good.


GOVERNMENT REGULATION

The United States Department of Agriculture and the Pennsylvania Milk Marketing Board each regulate and inspect all aspects of fluid milk and dairy product production, enforcing strict standards of sanitation, product composition, packaging and labelling, as well as regulating milk and dairy product pricing. All dairy goods producers and distributors must comply with substantially similar standards, and compliance by Penn Traffic with these standards has not had and is not expected to have a significant effect on its earnings or competitive position.


SEASONALITY, CUSTOMERS AND SUPPLIERS

The supermarket business of Penn Traffic is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of Penn Traffic's consolidated revenues. Groceries, general merchandise and raw materials (such as milk and other ingredients used in the Sani-Dairy Division's operations) are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of Penn Traffic's cost of sales except TOPCO Associates, which accounted for approximately 13% of product purchases in the fiscal year ended January 29, 1994.


HISTORY

Penn Traffic is the successor to a retail business which can be traced to 1854. Penn Traffic, a then-publicly held corporation, was acquired in March 1987 by Riverside Acquisition Company, Limited Partnership ("RAC"), a Delaware limited partnership and an affiliate of Miller Tabak Hirsch + Co. ("MTH"). At the time of the acquisition, Penn Traffic was the largest retail and wholesale food distribution company in its principal operating area, comprising 19 counties in central and northwestern Pennsylvania and southwestern New York. In 1988, Penn Traffic again became a publicly held corporation and stated that it intended to acquire retail and wholesale food distribution companies contiguous to its operating area.

In August 1988, Penn Traffic acquired P&C Food Markets, Inc. ("P&C") which operates in a contiguous market to the east of Penn Traffic's historical marketplace. In October 1991, P&C became a wholly owned subsidiary of the Company. In April 1993, P&C was merged into the Company. It currently operates as a division of the Company. P&C is headquartered in Syracuse, New York and operates 61 "P&C" retail supermarkets, franchises 71 "Big M" stores and provides wholesaling services to 87 independent supermarkets.

In April 1989, Penn Traffic acquired Big Bear Stores Company ("Big Bear"), a leading food retailer in Columbus and eastern Ohio, which is to the west of Penn Traffic's traditional market area. In April 1993, Big Bear was merged into the Company. At the effective date of the merger, holders of Big Bear redeemable convertible 8% preferred stock and Big Bear common stock received aggregate merger consideration for the merger equal to 307,836 shares of Penn Traffic common stock and approximately $10.8 million in cash. Big Bear currently operates as a division of the Company. Big Bear is headquartered in Columbus, Ohio and operates 77 retail supermarkets under the names "Big Bear" and "Big Bear Plus," as well as 15 discount department stores under the "Harts" name.

On January 5, 1993, Penn Traffic acquired certain assets and assumed certain obligations of 28 supermarkets located in western New York and northwestern Pennsylvania from Schmitt. Nineteen of the stores are currently being operated by Penn Traffic and one store has been converted to a franchise store.

On September 27, 1993, Penn Traffic acquired the operating assets of Insalaco Supermarkets, Inc. ("Insalaco"), which consisted of 12 supermarkets with a total square footage of approximately 400,000 and two new stores under construction totalling approximately 90,000 square feet. One of the stores under construction opened in October 1993.

Penn Traffic holds an indirect ownership interest representing on a fully diluted basis approximately 17.8% of the common stock of Grand Union Holdings, the indirect corporate parent of Grand Union. Penn Traffic's ownership interest in Grand Union Holdings was acquired in July 1989.

INVESTMENT IN GRAND UNION

Penn Traffic holds an indirect ownership interest representing approximately 17.8% of the common stock of Grand Union Holdings, the indirect corporate parent of Grand Union, on a fully diluted basis. Penn Traffic's ownership interest in Grand Union Holdings was acquired in July 1989 (Fiscal 1990) and is held through GAC Holdings, whose other investors include MTH and individuals affiliated with MTH, certain management employees of Penn Traffic and other investors.

Grand Union has been engaged in the food retailing business for 120 years, making it one of the oldest major retail food companies in the United States. As of April 1, 1994, Grand Union operated 254 supermarkets under the "Grand Union" name in seven northeastern states.

Penn Traffic is accounting for the Grand Union investment under the equity method. At the time the investment was made in July 1989, it was recorded at a cost of $18.3 million. As of February 2, 1991, Penn Traffic had recorded losses which reduced the carrying value of its investment to zero. In accordance with generally accepted accounting principles, no further equity loss is being recorded.

Grand Union Holdings is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports and other information with the Securities and Exchange Commission (the "Commission"). Copies of such materials may be inspected and copied at any of the offices of the Commission.

DIVESTITURE OF P&C NEW ENGLAND DIVISION

On July 14, 1989, Grand Union Holdings, a corporation in which Penn Traffic, MTH, individuals affiliated with MTH and certain management employees of Penn Traffic hold indirect ownership interests, acquired Grand Union. Grand Union is engaged in the food retailing business and, as of April 1, 1994, operated 254 supermarkets under the "Grand Union" name in seven northeastern states. At the time of the acquisition, Grand Union and P&C, which are under common control, operated stores in some of the same geographic areas in Vermont and upstate New York. In connection with the acquisition of Grand Union by Grand Union Holdings, agreements were entered into with federal and state antitrust authorities which required the divestiture of 16 Grand Union stores or P&C stores. The divestitures required by these agreements were completed in July 1990. P&C operated thirteen of the sixteen divested stores and Grand Union operated three. In connection with the divestiture program, P&C discontinued its New England wholesaling business in December 1989.

In a related transaction, in July 1990, P&C and Grand Union entered into an operating agreement (the "Operating Agreement") whereby Grand Union acquired the right to operate P&C's 13 remaining stores in New England under the Grand Union name until July 2000. Pursuant to the Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor to P&C, which was merged into the Company in April 1993) a minimum annual fee which will average $10.7 million per year during the ten-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to $700,000 per year based upon sales performance of the stores operated by Grand Union. Penn Traffic received payment of the maximum contingent fee of $700,000 for the year ended July 30, 1993 and, based upon current sales levels, Penn Traffic expects to receive payment of the maximum contingent fee of $700,000 in the year ending July 30, 1994 and in each year remaining in the term of the Operating Agreement. Under the terms of the Operating Agreement, the recapitalization of Grand Union in July 1992 triggered a $15 million prepayment of the operating fee. Such prepayment will reduce future payments made by Grand Union to Penn Traffic pursuant to the terms of the Operating Agreement by approximately $3.2 million per year.

At the expiration of the ten-year term of the Operating Agreement, Grand Union has the right to extend the term of the Operating Agreement for an additional five years. In the event of such extension of the lease term, Grand Union will pay to Penn Traffic an annual fee of $13.6 million in the first year of the extended term, $14.0 million in the second year, $14.4 million in the third year, $14.9 million in the fourth year and $15.3 million in the fifth year, plus contingent fees based upon the sales performance of the stores of up to $700,000 in each year.

Penn Traffic also granted Grand Union an option (the "Purchase Option") to purchase the stores operated by Grand Union under the Operating Agreement. Grand Union paid Penn Traffic $7.5 million for the Purchase Option, which provides that (i) prior to July 30, 1998, Grand Union may purchase the stores operated under the Operating Agreement from Penn Traffic for a purchase price equal to $95 million and (ii) from July 30, 1998 and until the expiration of the term (or the extended term) of the Operating Agreement, Grand Union may purchase the stores operated under the Operating Agreement from Penn Traffic for a purchase price equal to the greater of $55 million or the amount produced under a formula based upon the stores' cash flow, provided that the purchase price shall not exceed $95 million.

In connection with these transactions, Grand Union transferred to Penn Traffic two stores located in upstate New York. Grand Union also purchased

Penn Traffic's White River Junction, Vermont warehouse for $5.0 million in April 1992.

If Grand Union does not extend the initial term of the Operating Agreement at its expiration in July 2000 or does not exercise the Purchase Option prior to the expiration of the term (or the extended term), the stores operated by Grand Union pursuant to the Operating Agreement will be returned to operation by Penn Traffic. Based on current conditions, management does not believe that the return of operation of the stores to Penn Traffic would have a significant impact on the financial condition of the Company.

Because of the payments received as consideration for the sale of the divested stores and the payments received and to be received by Penn Traffic from Grand Union in respect of the stores being operated by Grand Union, the divestiture of the P&C New England Division has not had, and is not expected to have, a significant impact on the Company's financial condition or on the amount of the Company's reported financial results.

For information concerning Penn Traffic's investment in Grand Union and its parent companies, see "Investment in Grand Union" above.

ITEM 2.  PROPERTIES

Penn Traffic follows the general industry practice of leasing the majority of its retail supermarket locations. Penn Traffic presently owns 27 and leases 205 supermarkets. The owned supermarkets range in size from 4,300 to 123,000 square feet. The leased supermarkets range in size from 8,000 to 140,000 square feet and are held under leases expiring from 1994 to 2013, excluding option periods. Penn Traffic also owns two and leases 73 supermarkets which are leased or subleased to independent operators.

Penn Traffic owns a five-story building located in Johnstown, Pennsylvania, which housed the Company's headquarters prior to relocation of the Company's headquarters to Syracuse, New York in July 1993. The building is leased to other tenants.

Penn Traffic also owns seven shopping centers, six of which contain one of the Company-owned or licensed supermarkets. Penn Traffic also operates major distribution centers in DuBois, Pennsylvania; Syracuse and Jamestown, New York; and Columbus, Ohio; a dairy plant in Johnstown, Pennsylvania; and bakery plants in Syracuse, New York and Columbus, Ohio. Penn Traffic also owns a fleet of trucks and trailers and other miscellaneous real estate and equipment used in the operation of its businesses.

Penn Traffic believes that all of its properties, fixtures and equipment are well maintained and in good condition.


ITEM 3.  LEGAL PROCEEDINGS

Penn Traffic and its subsidiaries are involved in various legal actions, some of which involve claims for substantial sums. However, any ultimate liability with respect to these contingencies is not considered to be material in relation to the consolidated financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of Fiscal 1994.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT

Certain information regarding the executive officers of Penn Traffic is set forth as follows:

         Name                   Age          Position with Penn Traffic
- --------------------------      ---     -------------------------------------
Gary D. Hirsch                  44        Chairman and Director

Martin A. Fox                   40        Director, Vice Chairman - Finance
                                           and Assistant Secretary

Claude J. Incaudo               60        Director, President and Chief
                                           Executive Officer

John T. Dixon                   54        Vice President; President of
                                           P&C Foods Division

Glenn L. Goldberg               42        Vice President and Assistant
                                           Secretary

Raymond J. Heath                55        Vice President; President of
                                           Riverside Markets Division

John E. Josephson               46        Vice President; President of
                                           Big Bear Division

Francis D. Price, Jr., Esq.     44        Vice President, General Counsel
                                           and Assistant Secretary

Eugene R. Sunderhaft            46        Vice President - Finance,
                                           Secretary and Treasurer (Chief
                                           Financial Officer)

Each of the executive officers is a citizen of the United States.

Mr. Hirsch has been a Director and Chairman of Penn Traffic since 1987.
Mr. Hirsch has been Chairman and a Director of Grand Union Holdings (food distribution holding company) since July 1989. Mr. Hirsch became Chairman and a Director of Grand Union Capital Corporation ("Grand Union Capital") in May 1992 and Chairman and a Director of Grand Union in July 1992. Mr. Hirsch has been a general partner of the managing partner of MTH (broker-dealer) since March 1982 and a Managing Director of MTH Holdings, Inc. ("MTH Holdings") since November 1983. He is Chairman, President and a Director of RAC Partners, Inc. ("RAC Partners"), the sole general partner of Riverside Acquisition Company, Limited Partnership ("RAC").

Mr. Fox has been Director and Vice Chairman-Finance since February 1993. From 1989 until February 1993, Mr. Fox was a Vice President of the Company. Mr. Fox has been Assistant Secretary of Penn Traffic since 1989. Mr. Fox became a Director, Vice President and Secretary of Grand Union Capital in May 1992 and Treasurer of Grand Union Capital in May 1993. Mr. Fox became Vice President and Assistant Secretary and a Director of Grand Union and Vice President and Secretary and a Director of Grand Union Holdings in July 1992 and Treasurer of Grand Union Holdings in May 1993. Mr. Fox has been Executive Vice President of MTH since 1988.

Mr. Incaudo has been a Director since 1988 and President and Chief Executive Officer of Penn Traffic since February 1, 1990. Mr. Incaudo was the President of P&C or its predecessors from 1982 until the merger of P&C into the Company in April 1993 and a Director of P&C from 1985 until the merger of P&C into the Company in April 1993. He joined P&C in 1977 as Director of Store Operations and became Senior Vice President of Store Operations in 1979. Mr. Incaudo became a Director of Grand Union Holdings in July 1992.

Mr. Dixon has been President of P&C since August 1993. Mr. Dixon was elected Vice President of Penn Traffic in February 1993. He served as President of Quality Markets, Inc. from January 1992 until August 1993 and has served in various other positions at Big Bear since 1957.

Mr. Goldberg has been a Vice President and Assistant Secretary of Penn Traffic since 1989. Mr. Goldberg became a Vice President, Assistant Secretary and Assistant Treasurer of each of Grand Union Capital and Grand Union Holdings in July 1992. Mr. Goldberg has been Executive Vice President of MTH since 1988, and was Senior Vice President of MTH from 1982 to 1988.

Mr. Heath has been a Vice President of Penn Traffic since 1979 and has also served as President of the Riverside division since 1979. He had held the position of Executive Vice President and Assistant General Manager since 1976 and has served in various other positions in the Riverside division since 1967.

Mr. Josephson has been a Vice President of Penn Traffic since 1989 and has also served as President of Big Bear since 1989. Prior to his appointment as Presi-dent of Big Bear, Mr. Josephson was Senior Vice President, Finance and Treasurer of P&C from 1986 to 1989. Mr. Josephson was Vice President, Finance and Treasurer of P&C from 1983 until 1986.

Mr. Price has been Vice President and General Counsel and Assistant Secretary of Penn Traffic since February 1993. He was Vice President and General Counsel of P&C from 1985 until the merger of P&C into the Company in April 1993 and Secretary of P&C from 1991 until the merger of P&C into the Company in April 1993. Mr. Price has been employed by P&C since 1978.

Mr. Sunderhaft has been Vice President - Finance, Chief Financial Officer, Treasurer and Secretary of Penn Traffic since May 1993. He has been employed by P&C since 1972 and he became Vice President - Finance and Chief Financial Officer of P&C in 1989.

There are no family relationships between executive officers of Penn Traffic. The term of office of executive officers is for a one-year period beginning on the date of the annual meeting, which is normally held in June of each year, except that in February 1992, Mr. Incaudo entered into an employment agreement with the Company providing for his employment as President and Chief Executive Officer of the Company until January 28, 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Penn Traffic's common stock is listed on the American Stock Exchange and was held by approximately 276 shareholders of record on January 29, 1994.

Common stock information is provided on Page 18 of this Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

The comparative summary of selected financial data of Penn Traffic for the five years ended January 29, 1994 appears on Page 19 of this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on Pages 21 through 27 of this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
                                                                     Page

  Report of Independent Accountants                                   28
  Consolidated Financial Statements:
    Statement of Operations for each of the three fiscal
       years ended January 29, 1994                                   29
    Balance Sheet as of January 29, 1994 and January 30, 1993         30
    Statement of Shareholders' Equity for each of the three
       fiscal years ended January 29, 1994                            32
    Statement of Cash Flows for each of the three fiscal
       years ended January 29, 1994                                   33
    Notes to Consolidated Financial Statements                        35
  Financial Statement Schedules for the three years ended
    January 29, 1994:

    Schedule V      - Property, Plant and Equipment                   65
                    - Leased Facilities Under Capital Leases          66

    Schedule VI     - Reserves for Depreciation of Property,
                        Plant and Equipment                           67
                    - Reserves for Amortization of Leased
                        Facilities Under Capital Leases               68

    Schedule VIII   - Valuation and Qualifying Accounts               69

    Schedule X      - Supplementary Income Statement Information      70

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized below are quarterly financial data for the fiscal years ended January 29, 1994 and January 30, 1993.


                                               Fiscal 1994                                         Fiscal 1993
                              ------------------------------------------------    -----------------------------------------------
                                1st           2nd          3rd          4th          1st         2nd           3rd          4th
                              --------     ---------    --------      --------    --------     --------     --------     --------
                                                         (In thousands of dollars, except per share data)
Total revenues . . . . . . .  $762,040     $780,996     $783,253      $845,311    $684,557     $699,433     $700,975     $747,984
Gross margin . . . . . . . .  $168,283     $172,102     $173,008      $193,354    $144,178     $150,004     $146,884     $161,390
Net (loss) income
 before extraordinary
 item. . . . . . . . . . . .  $    419     $    634     $   (503)     $  7,626    $    (79)    $   (440)    $    130     $  4,380
Extraordinary item . . . . .   (17,602)      (4,477)      (1,091)       (2,673)     (6,224)         (72)      (4,527)
Net (loss) income. . . . . .   (17,183)      (3,843)      (1,594)        4,953      (6,303)        (512)      (4,397)       4,380
Preferred dividends. . . . .      (159)                                               (248)        (249)        (241)        (230)
Net (loss) income
 applicable to common
 stock . . . . . . . . . . .  $(17,342)    $ (3,843)    $ (1,594)     $  4,953    $ (6,551)    $   (761)    $ (4,638)    $  4,150
Per share data:
 Income (loss)
  before extraordinary
  item . . . . . . . . . . .  $    .03     $    .06     $   (.04)     $    .68    $   (.04)    $   (.08)    $   (.01)    $    .50
 Extraordinary item. . . . .     (2.03)        (.41)        (.10)         (.24)       (.75)        (.01)        (.55)
 Net loss (income) . . . . .  $  (2.00)    $   (.35)    $   (.14)     $    .44    $   (.79)    $   (.09)    $   (.56)    $    .50
 Dividends per preferred
  share:
   Big Bear. . . . . . . . .  $   0.46                                            $   0.46     $   0.46     $   0.46     $   0.46
 Market value per common
  share:
   High. . . . . . . . . . .  $ 42 7/8     $ 45 1/2     $ 45 3/4      $ 39 1/8    $ 35 3/4     $ 31 1/2     $ 27         $ 33 1/4
   Low . . . . . . . . . . .  $ 34         $ 38 1/4     $ 36 3/8      $ 34 7/8    $ 28 1/8     $ 22 1/2     $ 24 3/8     $ 25 3/4
Other data:
 Depreciation and
  amortization . . . . . . .  $ 19,871     $ 20,366     $ 20,894      $ 21,738    $ 17,501     $ 17,627     $ 18,167     $ 19,490
 LIFO provision  . . . . . .  $    560     $    430     $    100      $   (987)   $    400     $    896     $    110     $   (927)

Consolidated Five-Year Financial Summary

Set forth below are the selected historical consolidated financial data of Penn Traffic for the five fiscal years ended January 29, 1994. Due to the equity investment in Grand Union and the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") retroactive to the beginning of the fiscal year ended February 1, 1992 (footnotes (1) and (2) on the following page), comparisons of the consolidated financial results among years are not necessarily meaningful.

The selected historical consolidated financial data for the five fiscal years ended January 29, 1994 are derived from the consolidated financial statements of Penn Traffic which have been audited by Price Waterhouse, independent accountants. The selected historical consolidated financial data should be read in conjunction with the Penn Traffic consolidated financial statements and related notes included elsewhere herein.

                                            As of and for the Fiscal Year Ended
(In thousands of dollars,     January 29,  January 30,   February 1,  February 2,  February 3,
except per share data)           1994         1993          1992         1991         1990
                              -----------  -----------   -----------  -----------  -----------
                              -----------  -----------   -----------  -----------  -----------
STATEMENT OF OPERATIONS:                                                           (53 weeks)
  Total revenues. . . . . . . $3,171,600   $2,832,949    $2,772,104   $2,803,781   $2,725,476
  Cost of sales . . . . . . .  2,464,853    2,230,493     2,195,773    2,253,619    2,202,754
  Selling and administrative
    expenses. . . . . . . . .    559,729      475,839       460,684      444,280      432,650
  Unusual item. . . . . . . .      6,400
                              -----------  -----------   -----------  -----------  -----------
  Operating income. . . . . .    140,618      126,617       115,647      105,882       90,072
  Acquisition financing costs
    and expenses. . . . . . .                                                          12,345
  Interest expense. . . . . .    117,423      115,814       116,782      117,300      106,873
                              -----------  -----------   -----------  -----------  -----------
  Income (loss) before income
    taxes, equity in net loss
    of affiliated company,
    extraordinary item and
    cumulative effect of
    change in accounting
    principle . . . . . . . .     23,195       10,803        (1,135)     (11,418)     (29,146)
  Provision (benefit) for
    income taxes (1). . . . .     15,019        6,812         4,217        2,427       (7,911)
                              -----------  -----------   -----------  -----------  -----------
  Income (loss) before
    equity in net loss of
    affiliated company,
    extraordinary item and
    cumulative effect of
    change in accounting
    principle . . . . . . . .      8,176        3,991        (5,352)     (13,845)     (21,235)
  Equity in net loss of Grand
    Union(2). . . . . . . . .                                            (10,334)      (7,916)
                              -----------  -----------   -----------  -----------  -----------
  Income (loss) before extra-
    ordinary item and
    cumulative effect of
    change in
    accounting principle. . .      8,176        3,991        (5,352)     (24,179)     (29,151)
    Extraordinary item (net of
    tax benefit)(3) . . . . .    (25,843)     (10,823)       (3,718)
                              -----------  -----------   -----------  -----------  -----------

  Net loss before cumulative
    effect of change in
    accounting principle. . .    (17,667)      (6,832)       (9,070)     (24,179)     (29,151)
  Cumulative effect of
    change in accounting
    principle . . . . . . . .                               (58,330)
                              -----------  -----------   -----------  -----------  -----------
  Net loss. . . . . . . . . .    (17,667)      (6,832)      (67,400)     (24,179)     (29,151)
  Preferred dividends . . . .       (159)        (968)       (2,768)      (3,286)      (2,824)
                              -----------  -----------   -----------  -----------  -----------

  Net loss applicable to
    common stock. . . . . . . $  (17,826)  $   (7,800)   $  (70,168)  $  (27,465)  $  (31,975)
                              -----------  -----------   -----------  -----------  -----------
                              -----------  -----------   -----------  -----------  -----------



PER SHARE DATA:
  Income (loss) before extra-
   ordinary item and cumulative
   effect of change in
   accounting principle
   (after preferred
   dividends)(4). . . . . . . $     0.76   $     0.37    $    (1.19)  $    (4.94)  $    (6.10)
  Extraordinary item. . . . .      (2.45)       (1.31)        (0.54)
  Cumulative effect of change
   in accounting
   principle. . . . . . . . .                                 (8.52)
                              -----------  -----------   -----------  -----------  -----------
  Net loss (4). . . . . . . . $    (1.69)  $    (0.94)   $   (10.25)  $    (4.94)  $    (6.10)
                              -----------  -----------   -----------  -----------  -----------
                              -----------  -----------   -----------  -----------  -----------
No dividends on common stock have been paid during the past five fiscal years.

BALANCE SHEET DATA:
  Working capital . . . . . . $  157,645   $   67,313    $   55,199   $   61,569   $   79,143
  Total assets. . . . . . . .  1,632,901    1,417,230     1,291,691    1,165,202    1,208,295
  Total funded
   indebtedness . . . . . . .  1,166,025    1,005,136       912,070      884,996      882,937
  Redeemable preferred
   stock. . . . . . . . . . .                  11,477        13,846       41,080       41,080
  Shareholders' equity. . . .     14,982      (40,488)      (31,459)     (20,369)       5,863

OTHER DATA:
  Depreciation and
   amortization . . . . . . .     82,869       72,787        68,581       61,307       53,431
  LIFO provision. . . . . . .        103          479         1,617        3,109        5,963
  Capital expenditures,
   including capital
   leases . . . . . . . . . .    182,700      148,650        82,061       74,750       77,044

  (1) The historical consolidated financial data for fiscal years 1994, 1993 and 1992 includes a provision for income taxes computed in accordance with SFAS 109. The provision for income taxes for fiscal years 1991 and 1990 was computed in accordance with APB 11.

  (2) Penn Traffic is accounting for the Grand Union investment under the equity method. As of February 2, 1991, Penn Traffic had recorded losses that reduced the carrying value of its investment to zero.

  (3) The extraordinary item (net of income tax benefits) resulted from the early retirement of debt.

  (4) Net income (loss) per share of common stock is based on the average number of shares of common stock outstanding during each period.
          Fully diluted net income per share is not presented since the reduction from primary net income per share is less than three percent for each period presented.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED JANUARY 29, 1994 ("FISCAL 1994") COMPARED TO FISCAL YEAR ENDED JANUARY 30, 1993 ("FISCAL 1993")

     Net loss was $17.7 million for Fiscal 1994 compared to $6.8 million in Fiscal 1993. The increase in the net loss was primarily due to a $15.0 million increase in extraordinary item relating to the early retirement of debt, an unusual item of $6.4 million ($3.8 million net of tax benefit) and an $8.2 million increase in the tax provision (including a $2.4 million charge related to the impact on deferred taxes resulting from the increase in the federal tax rate), partially offset by an $18.8 million increase in income before taxes and extraordinary item (before unusual item).

     The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1994 and Fiscal 1993:


                                            PERCENTAGE OF TOTAL REVENUES
                                                  FISCAL YEAR ENDED
                                               -----------------------
                                                   1994        1993
                                                  ------      ------
Total revenues  . . . . . . . . . . . . . .       100.0%      100.0%
Gross profit (1)  . . . . . . . . . . . . .        22.3        21.3
Selling and administrative
  expenses  . . . . . . . . . . . . . . . .        17.7        16.8
Unusual item  . . . . . . . . . . . . . . .         0.2
Operating income  . . . . . . . . . . . . .         4.4         4.5
Interest expense  . . . . . . . . . . . . .         3.7         4.1
Income before income taxes
  and extraordinary item  . . . . . . . . .         0.7         0.4

(1)  Total revenues less cost of goods sold.

     Total revenues for Fiscal 1994 increased to $3,171.6 million from $2,832.9 million in Fiscal 1993. The increase in total revenues is primarily the result of the increase in retail supermarket sales resulting from the acquisition of the former Peter J. Schmitt and the Insalaco's stores. Retail operations, wholesale operations and the food processing businesses contributed 81.6%, 14.5% and 3.9%, respectively, to Fiscal 1994 total revenues. Wholesale supermarket revenues increased in Fiscal 1994 to $461.7 million from $438.7 million in Fiscal 1993. Sales from retail supermarkets existing in both periods, "same store sales," for the 52 weeks ended January 29, 1994, increased 1.5%.

     In Fiscal 1994, gross profit was $706.7 million compared to Fiscal 1993 gross profit of $602.5 million, representing 22.3% and 21.3% of total revenues, respectively. The increase in gross profit as a percentage of total revenues was primarily the result of the reclassification of certain expenses from cost of goods sold to selling and administration expenses (.7%) and lower product procurement costs partially offset by increased buying and occupancy costs (.3%). The lower product procurement costs are partly the result of the Company's continuing consolidated purchasing initiatives which have led to increased vendor allowances and other reductions in product procurement costs.

     Selling and administrative expenses for Fiscal 1994 were $563.7 million compared with $475.8 million in Fiscal 1993. Selling and administrative expenses as a percentage of total revenues increased to 17.7% for Fiscal 1994 from 16.8% in Fiscal 1993. The increase in selling and administrative expenses as a percentage of total revenues was primarily due to the reclassification of certain expenses from cost of goods sold to selling and administrative expenses (.7%) and increases in fixed and semi-variable expenses as a percentage of total revenues during a period without food price inflation and with changes in consumer preferences towards lower-priced products (.2%).

     During the second quarter of Fiscal 1994, the Company recorded certain expenses totalling $6.4 million classified as an unusual item. This unusual item is comprised of $4.0 million related to a voluntary employee separation program at the Company's P&C division and $2.4 million related to the realignment of certain operations.

     Depreciation and amortization of $82.9 million in Fiscal 1994 and $72.8 million in Fiscal 1993 represented 2.6% of total revenues in both periods, respectively.

     Operating income for Fiscal 1994 increased by $14.0 million to $140.6 million from $126.6 million in Fiscal 1993. Operating income as a percentage of total revenues was 4.4% and 4.5% in Fiscal 1994 and Fiscal 1993, respectively. Fiscal 1994 operating income includes an unusual item of $6.4 million, or .2% of total revenues.

     Interest expense for Fiscal 1994 and Fiscal 1993 was $117.4 million and $115.8 million, respectively.

     Income before income taxes and extraordinary item was $23.2 million for Fiscal 1994, compared to $10.8 million for Fiscal 1993.

     The income tax provision for Fiscal 1994 was $15.0 million compared to $6.8 million in Fiscal 1993. The Fiscal 1994 income tax provision includes a $2.4 million charge relating to an increase in the federal tax rate applicable to deferred taxes in accordance with the requirements of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The effective tax rates vary from the statutory rates, due to differences between income for financial reporting and tax reporting purposes that primarily result from the amortization of goodwill. The income tax provisions for both years reflect the adoption of SFAS 109 (Note 4).

     The extraordinary item for Fiscal 1994 was a $25.8 million charge (net of $17.8 million income tax benefit) compared to a

$10.8 million charge (net of $6.9 million income tax benefit) in Fiscal 1993. These extraordinary items relate to the early retirement of debt.

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). This statement will require accrual accounting for certain postemployment benefits. The effective date for compliance with this statement is Fiscal 1995. The Company intends to adopt SFAS 112 effective January 30, 1994. The effect of adoption of SFAS 112 is not expected to be significant.


     FISCAL YEAR ENDED JANUARY 30, 1993 ("FISCAL 1993") COMPARED TO FISCAL YEAR ENDED FEBRUARY 1, 1992 ("FISCAL 1992")

     Net loss before cumulative effect of change in accounting principle was $6.8 million for Fiscal 1993 compared to $9.1 million in Fiscal 1992. This improvement was primarily due to an increase in operating income partially offset by a $7.1 million increase in extraordinary charges related to debt retirement. Income before extraordinary item was $4.0 million in Fiscal 1993 compared to a loss of $5.4 million in Fiscal 1992. This improvement was primarily due to an increase in operating income.

     The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1993 and Fiscal 1992:


                                             PERCENTAGE OF TOTAL REVENUES
                                                  FISCAL YEAR ENDED
                                               -----------------------

                                                   1993        1992
                                                  ------      ------
Total revenues  . . . . . . . . . . . . . .       100.0%      100.0%
Gross profit (1)  . . . . . . . . . . . . .        21.3        20.8
Selling and administrative
  expenses  . . . . . . . . . . . . . . . .        16.8        16.6
Operating income  . . . . . . . . . . . . .         4.5         4.2
Interest expense  . . . . . . . . . . . . .         4.1         4.2
Income (loss) before income taxes,
  extraordinary item and
  cumulative effect of change in
  accounting principle  . . . . . . . . . .         0.4         ---

(1)  Total revenues less cost of goods sold.

     Total revenues for Fiscal 1993 increased to $2,832.9 million from $2,772.1 million in Fiscal 1992. Retail operations, wholesale operations and the food processing businesses contributed 80.0%, 15.5% and 4.5%, respectively, to Fiscal 1993 total revenues. Wholesale supermarket revenues increased in Fiscal 1993 to $438.7 million from $409.4 million in Fiscal 1992. Sales from retail supermarkets existing in both periods, "same store sales," for the 52 weeks ended January 30, 1993, remained constant with the prior year.

     In Fiscal 1993, gross profit was $602.5 million compared to Fiscal 1992 gross profit of $576.4 million, representing 21.3% and 20.8% of total revenues, respectively. The increase in gross profit as a percentage of total revenues is the result of lower product procurement costs (0.4%) and a decrease in the LIFO provision (0.1%) which resulted from lower food inflation rates. The lower procurement costs are a function of increased vendor allowances, forward buy opportunities and private label volume, combined with the positive impact of the consolidated purchasing initiatives the Company has recently implemented in vendor negotiations.

     Selling and administrative expenses for Fiscal 1993 were $475.8 million, compared with $460.7 million in Fiscal 1992. Selling and administrative expenses as a percentage of total revenues increased to 16.8% for Fiscal 1993 from 16.6% in Fiscal 1992. The increase in selling and administrative expenses for the period is the result of increases in payroll, healthcare benefit expenses and other costs during a period of relatively stable sales.

     Depreciation and amortization of $72.8 million in Fiscal 1993 and $68.6 million in Fiscal 1992 represented 2.6% and 2.5% of total revenues, respectively. The increase in this percentage is a function of the Company's capital expenditure program.

     Operating income for Fiscal 1993 increased by $11.0 million to $126.6 million from $115.6 million in Fiscal 1992. Operating income as a percentage of total revenues increased to 4.5% in Fiscal 1993 from 4.2% in Fiscal 1992. The increase in operating income as a percentage of total revenues was the result of the increase in other revenues and the increase in gross profit partially offset by the increase in selling and administrative expenses.

     Interest expense for Fiscal 1993 and Fiscal 1992 was $115.8 million and $116.8 million, respectively.

     Income before income taxes, extraordinary item and cumulative effect of change in accounting principle was $10.8 million for Fiscal 1993, compared to a loss of $1.1 million for Fiscal 1992.

     The income tax provision for Fiscal 1993 was $6.8 million compared to $4.2 million in Fiscal 1992. The effective tax rates vary from the statutory rates, due to differences between income for financial reporting and tax reporting purposes that primarily result from the amortization of goodwill. The income tax provisions for both years reflect the adoption of SFAS 109 (Note 4).

     The extraordinary item for Fiscal 1993 was a $10.8 million charge (net of $6.9 million income tax benefit) compared to a $3.7 million charge (net of $2.3 million income tax benefit) in Fiscal 1992. These extraordinary items relate to the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

     During Fiscal 1994, operating income increased to $140.6 million from $126.6 million for Fiscal 1993. Interest expense for Fiscal 1994 was $117.4 million compared to $115.8 million for Fiscal 1993. Income before extraordinary item for Fiscal 1994 was $8.2 million compared to $4.0 million in Fiscal 1993.

     Payments of interest and principal on the Company's $1,026.1 million of long-term debt (excluding capital leases) will restrict funds available to the Company to finance capital expenditures and working capital. Principal payments of long-term debt due during Fiscal 1995, 1996 and 1997 total $4.2 million, $4.1 million and $2.7 million, respectively.

     During Fiscal 1994, the Company's internally generated funds from operations and amounts available under the revolving credit facilities described below provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

     In April 1993, the Company entered into a new revolving credit facility (the "Revolving Credit Facility") providing for borrowings of up to $175 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility became effective upon the consummation of the mergers of P&C and Big Bear into the Company and replaced the three separate revolving credit facilities of Penn Traffic, P&C and Big Bear which had previously been in effect. In August 1993, the Revolving Credit Facility was amended to increase the maximum borrowing from $175 million to $200 million and to extend the maturity from April 1998 to April 2000. The Revolving Credit Facility is secured by a pledge of the Company's inventory, accounts receivable and related assets. As of January 29, 1994, total availability under the Penn Traffic Revolving Credit Facility was $171.7 million against which there were no outstanding borrowings.

     In April 1993, the Company issued 2,000,000 shares of common stock at a price of $39.25 per share and $400 million aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2005 in underwritten public offerings (the "Offerings"). The 9 5/8% Senior Subordinated Notes are unsecured obligations of the Company which are subordinated to all existing and future senior indebtedness.

     Approximately $10.8 million of the proceeds of the Offerings was used to provide the cash portion of the consideration paid to holders of Big Bear redeemable convertible 8% preferred stock and Big Bear common stock in connection with the merger of Big Bear into the Company. The remaining proceeds of the Offerings were used to repay or retire $56.0 million of outstanding debt associated with the three separate revolving credit facilities which were replaced by the Revolving Credit Facility, $35.0 million in principal amount of Senior Increasing Rate Notes due 1997, $135.0 million in principal amount of 12 3/4% Senior Notes due 1997, $124.4 million in principal amount of 13 3/4% Senior Subordinated Notes due 1998, $6.7 million in principal amount of

13 1/2% Subordinated Notes due 1998, $46.8 million in principal amount of 13 3/4% Senior Subordinated Notes due 1999 and $10.5 million in principal amount of 11 1/2% Senior Notes due 2001, and for general corporate purposes.

     In September 1993, Penn Traffic acquired the operating assets of Insalaco's Markets, Inc., which consisted of 12 supermarkets with a total square footage of approximately 400,000 and two new stores under construction totalling approximately 90,000 square feet. One of the stores under construction opened in October 1993. The purchase price for the acquisition was approximately $45 million plus approximately $8 million for the purchase of working capital. The acquisition was financed through borrowings under the Company's Revolving Credit Facility.

     In September 1993, the Company borrowed $15.0 million under a term loan (the "Term Loan") secured by the Company's new perishable distribution center located in Syracuse, New York. Also, during the third quarter of Fiscal 1994, the Company redeemed $31.6 million principal amount of 13 3/4% Senior Subordinated Notes due 1998.

     In December 1993, the Company issued $200 million aggregate principal amount of 8 5/8% Senior Notes due 2003. The 8 5/8% Senior Notes due 2003 are unsecured obligations of the Company which rank pari passu with other unsecured general obligations of the Company. During Fiscal 1994, the net proceeds of the offering were used to repay or retire $131.8 million of debt outstanding under the Revolving Credit Facility, $48.6 million of the 13 3/4% Senior Subordinated Notes due 1999 and $1.5 million of the 11 1/2% Senior Notes due 2001.

     The Company has entered into four interest rate swap agreements, each of which expires within the next four years, that effectively convert $155 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense.

     Cash flows to meet the Company's requirements for operating, investing and financing activities during Fiscal 1994 are reported in the Consolidated Statement of Cash Flows. During the fiscal year ended January 29, 1994, the Company's net cash used in investing activities was $175.4 million and the Company had an increase in cash of $27.6 million. These amounts were financed by net cash provided by operating activities of $9.3 million and net cash provided by financing activities of $193.7 million. During the fiscal year ended January 30, 1993, the Company's net cash used in investing activities was $112.8 million and the Company had an increase in cash of $17.7 million. These amounts were financed by net cash provided by operating activities of $85.0 million and net cash provided by financing activities of $45.6 million. During the fiscal year ended February 1, 1992, the Company's net cash used in investing activities was $52.1 million. These amounts were financed by net cash provided by operating activities of $43.0 million, net cash provided by financing activities of $8.5 million and a decrease in cash of $0.5 million.

     Working capital increased by $90.3 million from January 30, 1993 to January 29, 1994.

     The Company is in compliance with all terms and restrictive covenants of its Revolving Credit Facility and long-term debt agreements for the fiscal year ended and as of January 29, 1994.

     The Company's debt agreements provide restrictive covenants on the payment of dividends to its shareholders. As of January 29, 1994, no dividend payments to the Company's shareholders could have been made under the most restrictive of these limitations.

     Over the next five fiscal years (including the fiscal year ending
January 28, 1995), the Company expects to spend approximately $650 million on capital expenditures (including capital leases), equivalent to approximately 3.5% to 4.0% of planned retail sales over this period. Penn Traffic expects to finance such capital expenditures (including capital leases) through cash generated from operations, as well as amounts available under the Revolving Credit Facility and additional capital lease obligations. The Company anticipates that these sources of funds will be sufficient to finance its planned capital expenditures over this period and does not expect to need to arrange any additional source of financing for such capital expenditures.

     Capital expenditures will be principally for new stores, replacement stores and remodels. During Fiscal 1994, the Company opened 31 stores (including Insalaco's stores acquired in September 1993) and completed 39 remodels. Capital expenditures (including capitalized leases) were approximately $183 million for Fiscal 1994.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of The Penn Traffic Company

     In our opinion, the consolidated financial statements listed in the accom-panying index appearing under Item 8 present fairly, in all material respects, the financial position of The Penn Traffic Company and its subsidiaries (the "Company") at January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 4 to the consolidated financial statements, during Fiscal 1994, retroactive to the year ended February 1, 1992, the Company changed its method of accounting for income taxes to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

/s/ Price Waterhouse

PRICE WATERHOUSE

Pittsburgh, Pennsylvania
March 14, 1994

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                           52 Weeks Ended      52 Weeks Ended      52 Weeks Ended
                                          January 29, 1994    January 30, 1993    February 1, 1992
                                          ----------------    ----------------    ----------------
                                          (All dollar amounts in thousands, except per share data)
TOTAL REVENUES                               $3,171,600          $2,832,949          $2,772,104
COSTS AND OPERATING EXPENSES:
    Cost of sales (including
      buying and occupancy cost)              2,464,853           2,230,493           2,195,773
    Selling and administrative
      expenses                                  559,729             475,839             460,684
    Unusual item (Note 6)                         6,400
                                             ----------          ----------          ----------
OPERATING INCOME                                140,618             126,617             115,647
    Interest expense                            117,423             115,814             116,782
                                             ----------          ----------          ----------
INCOME (LOSS) BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                        23,195              10,803              (1,135)
    Provision for income taxes
      (Note 4)                                   15,019               6,812               4,217
                                             ----------          ----------          ----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                         8,176               3,991              (5,352)
    Extraordinary item (net of tax
      benefit) (Note 12)                        (25,843)            (10,823)             (3,718)
                                             ----------          ----------          ----------
LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE                                     (17,667)             (6,832)             (9,070)
    Cumulative Effect of Change
      in Accounting Principle
      (Note 4)                                                                          (58,330)
                                             ----------          ----------          ----------
NET LOSS                                        (17,667)             (6,832)            (67,400)
    Preferred dividends (Note 7)                   (159)               (968)             (2,768)
                                             ----------          ----------          ----------
NET LOSS APPLICABLE TO COMMON STOCK          $  (17,826)         $   (7,800)         $  (70,168)
                                             ----------          ----------          ----------
                                             ----------          ----------          ----------
PER SHARE DATA:
    Income (loss) before extra-
      ordinary item and cumulative
      effect of change in accounting
      principle (after preferred
      dividends)                             $     0.76          $     0.37          $    (1.19)
    Extraordinary item                            (2.45)              (1.31)              (0.54)
    Cumulative effect of change in
      accounting principle                                                                (8.52)
                                             ----------          ----------          ----------
    Net loss                                 $    (1.69)         $    (0.94)         $   (10.25)
                                             ----------          ----------          ----------
                                             ----------          ----------          ----------
    DIVIDENDS PER PREFERRED SHARE:
        P & C                                $                   $                   $     1.68
                                             ----------          ----------          ----------
                                             ----------          ----------          ----------
        Big Bear                             $     0.46          $     1.84          $     1.84
                                             ----------          ----------          ----------
                                             ----------          ----------          ----------
    DIVIDENDS PER COMMON SHARE               $                   $                   $
                                             ----------          ----------          ----------
                                             ----------          ----------          ----------
    AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                            10,561,256           8,258,113           6,847,201
                                             ----------          ----------          ----------
                                             ----------          ----------          ----------

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                  January 29,    January 30,
                                                     1994           1993
                                                  ----------     -----------
                                                     (In thousands of dollars)
                               ASSETS

CURRENT ASSETS:
  Cash and short-term investments (Note 1). . . .  $   82,467    $   54,840
  Accounts and notes receivable (less allowance
   for doubtful accounts of $740 and $661,
   respectively)  . . . . . . . . . . . . . . . .      60,020        51,881
  Inventories (Note 1)  . . . . . . . . . . . . .     348,455       282,820
  Prepaid expenses and other current assets . . .       9,939        18,433
                                                   ----------    ----------
                                                      500,881       407,974
                                                   ----------    ----------

FACILITIES UNDER CAPITAL LEASES (NOTE 5):
  Capital leases  . . . . . . . . . . . . . . . .     173,690       168,234
  Less:  Accumulated amortization . . . . . . . .     (39,589)      (29,900)
                                                   ----------    ----------
                                                      134,101       138,334
                                                   ----------    ----------

FIXED ASSETS (NOTE 1):
  Land  . . . . . . . . . . . . . . . . . . . . .      20,741        19,154
  Buildings . . . . . . . . . . . . . . . . . . .     157,641       129,227
  Furniture and fixtures  . . . . . . . . . . . .     389,598       314,484
  Vehicles  . . . . . . . . . . . . . . . . . . .      19,586        16,172
  Leaseholds and improvements . . . . . . . . . .     162,725       140,886
                                                   ----------    ----------
                                                      750,291       619,923
  Less:  Accumulated depreciation and
    amortization  . . . . . . . . . . . . . . . .    (214,563)     (161,153)
                                                   ----------    ----------
                                                      535,728       458,770
                                                   ----------    ----------

OTHER ASSETS:
  Intangible assets resulting from acquisitions,
   net (Note 1) . . . . . . . . . . . . . . . . .     377,450       336,277
  Other assets and deferred charges, net  . . . .      84,741        75,875
                                                   ----------    ----------
                                                      462,191       412,152
                                                   ----------    ----------
        TOTAL ASSETS  . . . . . . . . . . . . . .  $1,632,901    $1,417,230
                                                   ----------    ----------
                                                   ----------    ----------

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                       January 29,   January 30,
                                                          1994          1993
                                                       -----------   -----------
                                                       (In thousands of dollars)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of obligations under capital
  leases (Note 5)  . . . . . . . . . . . . . . . . . .  $    8,773  $     7,984
  Current maturities of long-term debt (Note 2). . . .       4,208        3,311
  Trade accounts and drafts payable  . . . . . . . . .     183,967      192,004
  Payroll and other accrued liabilities  . . . . . . .      73,579       64,076
  Accrued interest expense . . . . . . . . . . . . . .      28,690       25,490
  Accrued employee benefit costs (Note 3)  . . . . . .         449        3,325
  Payroll taxes and other taxes payable  . . . . . . .      18,901       17,437
  Deferred income taxes -- current (Note 4)  . . . . .      24,669       27,034
                                                       -----------   ----------

                                                           343,236      340,661
                                                       -----------   ----------


NONCURRENT LIABILITIES:
  Obligations under capital leases (Note 5). . . . . .     131,148      132,051
  Long-term debt (Note 2). . . . . . . . . . . . . . .   1,021,896      861,790
  Deferred income taxes (Note 4) . . . . . . . . . . .      72,411       78,112
  Other noncurrent liabilities . . . . . . . . . . . .      49,228       33,627
                                                       -----------   ----------
                                                         1,274,683    1,105,580
                                                       -----------   ----------
          TOTAL LIABILITIES. . . . . . . . . . . . . .   1,617,919    1,446,241
                                                       -----------   ----------


COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 11)

REDEEMABLE CONVERTIBLE 8% PREFERRED STOCK (NOTE 7):
  Big Bear Stores Company issue--Par value $.01, 660,000
  shares authorized, none and 499,000 shares
  issued and outstanding, respectively . . . . . . . .                   11,477
                                                       -----------   ----------

SHAREHOLDERS' EQUITY (NOTE 8):
  PREFERRED STOCK--Authorized 10,000,000, $1.00 par
  value; none issued . . . . . . . . . . . . . . . . .
  COMMON STOCK--Authorized 30,000,000, $1.25 par value;
  10,840,151 shares and 8,258,113 shares issued and
  outstanding, respectively. . . . . . . . . . . . . .      13,550       10,322
  CAPITAL IN EXCESS OF PAR VALUE . . . . . . . . . . .     179,087       94,288
  RETAINED DEFICIT . . . . . . . . . . . . . . . . . .    (162,924)    (145,098)
  MINIMUM PENSION LIABILITY ADJUSTMENT (NOTE 3). . . .      (4,963)
  UNEARNED COMPENSATION (NOTE 8) . . . . . . . . . . .      (9,768)
                                                       -----------    ---------
      TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . .      14,982      (40,488)
                                                       -----------    ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . .  $1,632,901   $1,417,230
                                                       -----------   ----------
                                                       -----------   ----------

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                  Minimum
                                                     Capital in                                   Pension        Total
                                         Common       Excess of      Retained        Unearned     Liability  Shareholders'
                                          Stock      Par Value       Deficit       Compensation   Adjustment    Equity
                                         -------    -----------      --------      ------------   ----------   ---------
                                                                      (In thousands of dollars)

FEBRUARY 2, 1991                         $ 6,945       $ 38,276      $ (65,590)                                 $(20,369)
  Cumulative effect of change
   in accounting principle
   (Note 4)                                                            (58,330)                                  (58,330)
  Net loss                                                              (9,070)                                   (9,070)
  Cash dividends--preferred stock                                       (2,768)                                   (2,768)
  Issuance of 1,802,400 shares of
   common stock, net (Note 8)              2,253         38,213                                                   40,466
  Issuance of 899,980 shares of
   common stock, net (Note 8)              1,124         23,643                                                   24,767
  Other                                                  (4,615)        (1,540)                                   (6,155)
                                         -------       --------       --------                                  --------

FEBRUARY 1, 1992                          10,322         95,517       (137,298)                                  (31,459)
  Net loss                                                              (6,832)                                   (6,832)
  Cash dividends--preferred stock                                         (968)                                     (968)
  Purchase of 112,140 shares of
   Big Bear common stock                                   (803)                                                    (803)
  Purchase of 103,000 shares of
   Big Bear redeemable convertible
   8% preferred stock                                      (291)                                                    (291)
  Other                                                    (135)                                                    (135)
                                         -------       --------       --------                                  --------

JANUARY 30, 1993                          10,322         94,288       (145,098)                                  (40,488)
  Net loss                                                             (17,667)                                  (17,667)
  Cash dividends--preferred stock                                         (159)                                     (159)
  Issuance of 2,000,000 shares of
   common stock, net (Note 8)              2,500         71,888                                                   74,388
  Issuance of 307,836 shares of
   common stock, net (Note 8)                385          3,276                                                    3,661
  Exercise of 11,105 common stock
   option shares (Note 8)                     14            196                                                      210
  Issuance of 263,100 restricted
   stock shares (Note 8)                     329          9,439                      $(9,768)
  Minimum pension liability adjustment
   (Note 3)                                                                                         $(4,963)      (4,963)
                                         -------       --------       --------       -------        -------     --------

JANUARY 29, 1994                         $13,550       $179,087      $(162,924)      $(9,768)       $(4,963)    $ 14,982
                                         -------       --------       --------       -------        -------     --------
                                         -------       --------       --------       -------        -------     --------

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                         52 Weeks Ended       52 Weeks Ended       52 Weeks Ended
                                        January 29, 1994     January 30, 1993     February 1,1992
                                        ----------------     ----------------     ---------------
                                                        (In thousands of dollars)
OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . .       $ (17,667)          $  (6,832)          $ (67,400)
  Adjustments to reconcile net loss
   to net cash provided by operating
      activities:
     Cumulative effect of change in
      accounting principle . . . . . .                                                  58,330
     Depreciation and amortization . .          68,556              59,977              56,399
     Amortization of intangibles . . .          14,313              12,810              12,182
     Proceeds from prepayment of
      operating fee. . . . . . . . . .                              15,000
     Other--net. . . . . . . . . . . .         (16,391)            (10,143)             (6,835)
  Net change in assets and
   liabilities:
     Accounts receivable and prepaid
      expenses . . . . . . . . . . . .             276             (14,501)             (6,532)
     Inventories . . . . . . . . . . .         (59,002)            (20,981)            (25,104)
     Accounts payable and accrued
      expenses . . . . . . . . . . . .           3,054              48,955              15,562
     Deferred charges and other
      assets . . . . . . . . . . . . .          16,181                 678               6,385
                                             ---------           ---------           ---------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES. . . . . . . . .           9,320              84,963              42,987
                                             ---------           ---------           ---------

INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . .        (128,103)            (80,903)            (52,367)
  Acquisition of Peter J. Schmitt
   stores. . . . . . . . . . . . . . .                             (38,800)
  Acquisition of Insalaco's stores . .         (51,651)
  Other--net . . . . . . . . . . . . .           4,348               6,856                 303
                                             ---------           ---------           ---------

NET CASH (USED IN) INVESTING
 ACTIVITIES  . . . . . . . . . . . . .        (175,406)           (112,847)            (52,064)
                                             ---------           ---------           ---------

                                   (continued)

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)


                                        52 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                                       January 29, 1994  January 30, 1993  February 1, 1992
                                       ----------------  ----------------  ----------------
                                                    (In thousands of dollars)
FINANCING ACTIVITIES:
  Issuance of Penn Traffic
   common stock--net . . . . . . . .           74,388                              65,233
  Purchase of subsidiary
   securities. . . . . . . . . . . .          (10,814)           (4,636)          (45,732)
  Increase in long-term debt . . . .          617,145           263,828           151,472
  Payments to settle long-term
   debt. . . . . . . . . . . . . . .         (443,342)         (195,799)         (123,694)
  Borrowing of revolver debt . . . .          587,976           381,014           487,613
  Repayment of revolver debt . . . .         (600,776)         (382,914)         (511,613)
  Reduction of capital lease
   obligations . . . . . . . . . . .           (7,727)           (7,949)           (6,275)
  Payment of debt issuance costs . .          (23,188)           (6,830)           (5,564)
  Preferred dividends and other--
   net . . . . . . . . . . . . . . .               51            (1,111)           (2,903)
                                             --------          --------           -------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES. . . . . . . .          193,713            45,603             8,537
                                             --------          --------           -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . .           27,627            17,719              (540)

  Cash and cash equivalents at
   beginning of year . . . . . . . .           54,840            37,121            37,661
                                             --------          --------           -------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR . . . . . . . . . . . .         $ 82,467          $ 54,840          $ 37,121
                                             --------          --------          --------
                                             --------          --------          --------

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Penn Traffic Company ("Penn Traffic" or the "Company") is primarily engaged in retail and wholesale food distribution. As of January 29, 1994, the Company operated 232 supermarkets in Pennsylvania, New York, Ohio and West Virginia and supplied 133 franchise supermarkets and 119 independent wholesale accounts. It also operates 15 general merchandise stores. The Company operates 13 modern distribution centers with approximately 2.8 million square feet of combined space, owns bakery and dairy operations and has approximately 26,000 employees. The Company also has a 17.8% common equity interest in The Grand Union Company ("Grand Union").


     BASIS OF PRESENTATION The acquisition of Penn Traffic in Fiscal 1988 was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities based on their respective fair values at the date of the acquisition. Certain prior year amounts have been reclassified on the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows to conform to Fiscal 1994 presentation. During Fiscal 1989, the Company acquired the majority of the outstanding stock of P&C Food Markets, Inc., formerly a subsidiary of the Company and currently a division ("P&C"). During Fiscal 1990, the Company acquired the majority of the outstanding stock of Big Bear Stores Company, formerly a subsidiary of the Company and currently a division ("Big Bear"), and a common equity interest in Grand Union (Note 9). The Company is accounting for the Grand Union investment under the equity method.

     PRINCIPLES OF CONSOLIDATION AND BUSINESS SEGMENT All significant intercompany transactions and accounts have been eliminated in consolidation. A minority-owned affiliate is being accounted for under the equity method. The Company is principally involved with the distribution and retail sale of food and related products, which constitutes a single significant business segment.

     FISCAL YEAR The fiscal year of the Company ends on the Saturday nearest to January 31.

     CASH AND SHORT-TERM INVESTMENTS Short-term investments are classified as cash and are stated at cost, which approximates market value. For the purpose of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     INVENTORIES Inventories are valued at the lower of cost or market. The Company's inventories, representing grocery and certain general merchandise and manufactured inventories, are stated at cost using the last-in, first-out (LIFO) method of valuation. Inventories stated on the LIFO basis were approximately $14,353,000 and $14,250,000 below replacement cost at January 29, 1994 and January 30, 1993, respectively.

     FIXED ASSETS AND CAPITAL LEASES Major renewals and betterments are capitalized, whereas maintenance and repairs are charged to operations as incurred. Depreciation and amortization for financial accounting purposes are provided on the straight-line method. For income tax purposes, the Company principally uses accelerated methods. For financial accounting purposes, depreciation and amortization are provided over the following useful lives or lease term:

           Buildings  . . . . . . . . . . . . . . .    16 to 50 years
           Furniture and fixtures . . . . . . . . .     4 to 15 years
           Vehicles . . . . . . . . . . . . . . . .     3 to  8 years
           Leaseholds and improvements  . . . . . .     5 to 30 years
           Capital leases . . . . . . . . . . . . .     lease term

     INTANGIBLE ASSETS RESULTING FROM ACQUISITIONS The excess of the costs over the amounts attributed to tangible net assets is primarily being amortized over 40 years using the straight-line method. In addition, certain nonfinancing costs resulting from acquisitions have been capitalized as other assets and deferred charges. For Fiscal 1994, 1993 and 1992, amortization of intangibles was $14,313,000, $12,810,000 and $12,182,000, respectively.

     INVESTMENT IN AFFILIATED COMPANY The Company's minority interest investment in Grand Union is carried on the equity basis. The fiscal year of Grand Union ends on the Saturday nearest to March 31 (Note 9).

     DEFERRED CHARGES Deferred charges consisting of debt issuance costs, prepaid pension expense and the value of leasehold interests were recorded in conjunction with the acquisitions. These deferred charges are being amortized primarily on a straight-line basis over the life of the related debt, the remaining service lives of employees and the lives of the related leases, respectively.

     STORE PRE-OPENING COSTS Store pre-opening costs are generally charged to expense as incurred.

     INCOME TAXES Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The Company elected to retroactively adopt SFAS 109 and has reported the cumulative effect of the change in the method of accounting for income taxes as of the beginning of Fiscal 1992 in the Consolidated Statement of Operations (Note 4).

     Deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

     NET INCOME (LOSS) PER SHARE Net income (loss) per share of common stock is based on the average number of shares of common stock outstanding during each period, after giving effect to preferred stock dividends. Fully diluted income per share is not presented for each of the periods since the reduction from primary income per share is less than three percent.

NOTE 2 -- LONG-TERM DEBT:

     The long-term debt of Penn Traffic consists of the obligations described below.

                                                       JANUARY 29,  JANUARY 30,
                                                           1994         1993
                                                       -----------  -----------
                                                       (IN THOUSANDS OF DOLLARS)

  Secured Revolving Credit Facility . . . . . . . .                    $ 12,800
  Senior Increasing Rate Notes due June 30, 1997. .                      35,000
  12 3/4% Senior Notes due June 15, 1997. . . . . .                     134,970
  11 1/2% Senior Notes due October 15, 2001 . . . .    $  113,000       125,000
  10 1/4% Senior Notes due February 15, 2002. . . .       125,000       125,000
   8 5/8% Senior Notes due December 15, 2003. . . .       200,000
  10 3/8% Senior Notes due October 1, 2004. . . . .       100,000       100,000
  13 3/4% Senior Subordinated Notes due
          October 11, 1998. . . . . . . . . . . . .                     155,972
  13 3/4% Senior Subordinated Notes due
          June 15, 1999 . . . . . . . . . . . . . .        52,423       149,825
   9 5/8% Senior Subordinated Notes due
          April 15, 2005. . . . . . . . . . . . . .       400,000
  13 1/2% Subordinated Notes due June 15, 1998. . .                       6,650
  Mortgage Notes, Secured Industrial
    Development Revenue Bonds and other
      debt due through 2016 . . . . . . . . . . . .        35,681        21,884
                                                       ----------     ---------

                                                        1,026,104       867,101
Intercompany elimination. . . . . . . . . . . . . .                      (2,000)
                                                       ----------     ---------

    TOTAL DEBT. . . . . . . . . . . . . . . . . . .     1,026,104       865,101
Less: Amounts due within one year . . . . . . . . .         4,208         3,311
                                                       ----------     ---------

    TOTAL LONG-TERM DEBT. . . . . . . . . . . . . .    $1,021,896      $861,790
                                                       ----------     ---------
                                                       ----------     ---------

     Amounts maturing within the next five years are: $4,208,000, $4,071,000, $2,728,000, $2,186,000 and $3,275,000. The Company incurred interest expense of $117,423,000, $115,814,000 and $116,782,000, including noncash amortization of deferred financing costs of $4,153,000, $4,336,000 and $4,554,000 for Fiscal 1994, 1993 and 1992, respectively. Interest paid amounted to $116,309,000, $102,330,000 and $115,242,000 for Fiscal 1994, 1993 and 1992, respectively.

     The estimated fair value of the Company's long-term debt, including current maturities, was $1,068 million at January 29, 1994 and $897 million at January 30, 1993. The estimated fair value of the Company's long-term debt has been determined by the Company using market information available to the Company, consisting of information provided by an investment banking firm as to the market value of such debt amounts.

     In April 1993, Penn Traffic entered into a new revolving credit facility which replaced three separate existing revolving credit facilities of Penn Traffic, P&C and Big Bear. The Revolving Credit Facility, as amended in
August 1993, provides for borrowings of up to $200 million, subject to a borrowing base limitation measured by the Company's eligible inventory and accounts receivable. The Revolving Credit Facility matures April 30, 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets.

     The interest rate for borrowings under the Revolving Credit Facility is equal to, at the Company's option, the Base Rate (as defined) plus 1% or LIBOR (as defined) plus 2.5% until such time as the Company has reported an interest coverage ratio (as defined) of 2:1, at which point the interest rate is equal to, at the Company's option, the Base Rate plus .75% or LIBOR plus 2.25%. Under the terms of the Revolving Credit Facility, Penn Traffic is required to maintain certain financial standards, including a minimum interest coverage ratio, minimum net worth and minimum cumulative EBITDA. The Revolving Credit Facility also restricts capital expenditures and prohibits the payment of dividends.

     In December 1993, Penn Traffic issued $200 million of 8 5/8% Senior Notes due 2003. The 8 5/8% Senior Notes due 2003 are unsecured obligations of Penn Traffic and rank pari passu with other unsecured general obligations of the Company.

     The 11 1/2% Senior Notes due 2001, the 10 1/4% Notes due 2002, the 8 5/8% Senior Notes due 2003 and the 10 3/8% Senior Notes due 2004 are unsecured obligations of Penn Traffic which rank pari passu with each other and with indebtedness under the Revolving Credit Facility. However, indebtedness under the Revolving Credit Facility is secured by certain assets of the Company.

     In April 1993, Penn Traffic issued $400 million of 9 5/8% Senior Subordinated Notes due 2005. The 9 5/8% Senior Subordinated Notes are unsecured obligations of the Company which rank pari passu with the 13 3/4% Senior Subordinated Notes due 1999. The 9 5/8% Senior Subordinated Notes due 2005 and 13 3/4% Senior Subordinated Notes due 1999 are subordinated to all existing and future senior indebtedness. The 9 5/8% Senior Subordinated Notes were issued at a price of 99.127% of face value.

     The 11 1/2% Senior Notes due 2001, the 10 1/4% Senior Notes due 2002, the
8 5/8% Senior Notes due 2003, the 10 3/8% Senior Notes due 2004, the 13 3/4% Senior Subordinated Notes due 1999 and the 9 5/8% Senior Subordinated Notes due 2005 contain certain covenants, including restrictions on incurrence of indebtedness by Penn Traffic and limitations on the payment of dividends to Penn Traffic's common shareholders. The Company is in compliance with all terms and covenants of its long-term debt agreements as of and for the fiscal year ended January 29, 1994.

     The Company has entered into four interest rate swap agreements, each of which expires within the next four years, that effectively convert $155 million of its fixed rate borrowing into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense. The estimated fair value of the Company's interest rate swap agreements at January 29, 1994 was a $6.7 million asset and a $6.0 million asset at January 30, 1993, neither of which has been recorded on the books of the Company. The estimated fair value of these interest rate swaps has been determined by the Company using market information available to the Company, based on information provided by the counterparty to each interest rate swap.

NOTE 3 -- EMPLOYEE BENEFIT PLANS:

     Substantially all of the Company's employees are covered by either defined benefit plans or defined contribution plans.

     The following sets forth the net pension expense recognized for the defined benefit pension plans and the status of the Company's defined benefit plans:

                                                    FISCAL YEAR ENDED
                                           JANUARY 29, JANUARY 30, FEBRUARY 1,
                                              1994        1993        1992
                                           ----------- ----------- ----------
                                                  (IN THOUSANDS OF DOLLARS)
Service cost -- benefits earned
  during the period . . . . . . . . . . .     $ 4,345     $ 3,996     $ 3,857
Interest cost on projected benefit
  obligation  . . . . . . . . . . . . . .       8,281       7,014       6,860
Actual return on plan assets  . . . . . .     (11,163)    (12,212)    (12,553)
Net amortization and deferral . . . . . .         482       1,663       3,808
                                              -------     -------     -------
Net pension expense . . . . . . . . . . .     $ 1,945     $   461     $ 1,972
                                              -------     -------     -------
                                              -------     -------     -------


                                           Fiscal 1994              Fiscal 1993
                                          Plans in Which          Plans in Which
                                     ----------------------- ------------------------
                                      Assets    Accumulated     Assets    Accumulated
                                      Exceed      Benefits      Exceed      Benefits
                                    Accumulated    Exceed     Accumulated    Exceed
                                     Benefits      Assets      Benefits      Assets
                                    -----------  ----------   -----------  ----------
                                          (IN THOUSANDS OF DOLLARS)
Actuarial present value of
 vested benefit obligation. . . . .  $(60,632)   $(48,265)     $(63,850)   $ (11,509)
                                     --------    --------      --------    ---------
Accumulated benefit obligation. . .  $(64,790)   $(52,414)     $(67,402)   $ (12,634)
                                     --------    --------      --------    ---------
Projected benefit obligation. . . .  $(79,629)   $(52,414)     $(79,737)   $ (12,634)
Plan assets at fair value . . . . .    89,035      39,265       105,513       11,712
                                     --------    --------      --------    ---------
Plan assets in excess of (less
   than) projected benefit
   obligation . . . . . . . . . . .     9,406     (13,149)       25,776         (922)
Unrecognized net transition
   (asset) liability  . . . . . . .    (1,894)        130        (1,991)         142
Unrecognized net (gain) loss. . . .      (184)      8,469       (16,026)      (2,839)
Unrecognized prior service cost . .     4,879       7,420         4,397        4,530
Minimum liability . . . . . . . . .               (16,019)                      (862)
                                     --------    --------      --------    ---------
Net pension asset (liability) . . .  $ 12,207    $(13,149)     $ 12,156    $      49
                                     --------    --------      --------    ---------
                                     --------    --------      --------    ---------


     In calculating benefit obligations and plan assets for Fiscal 1994, the Company assumed a weighted average discount rate of 7.25%, compensation increase rates ranging from 3.0% to 3.5% and expected long-term rates of return on plan assets ranging from 8.5% to 9.5%. For Fiscal 1993, the Company assumed weighted average discount rates ranging from 8.5% to 9.5%, compensation increase rates ranging from 3.5% to 5.5% and weighted average expected long-term rates of return on plan assets ranging from 8.5% to 9.5%.

     The Company's defined benefit plans generally provide a retirement benefit to employees based on specified percentages applied to final average compensation, as defined, coupled with the years of service earned to the date of retirement. All pension plans comply with the provisions of the Employee

Retirement Income Security Act (ERISA). Generally, the Company funds accrued pension costs as incurred. Penn Traffic's defined benefit plans' assets are maintained in separate trusts and are managed by independent investment managers. The assets were principally invested in equity, debt and short-term cash securities.

     Quality Markets, P&C and Big Bear also contribute to multi-employer pension funds, which cover certain union employees under collective bargaining agreements. Such contributions aggregated $4,759,000, $4,088,000 and $4,046,000 in Fiscal 1994, 1993 and 1992, respectively. The applicable portion of the total plan benefits and net assets of these plans is not separately identifiable.

     The Company contributes to a separate profit-sharing retirement plan for eligible employees of Quality Markets not covered by a union pension fund and a profit-sharing arrangement for certain Riverside division union employees. The expense for these profit-sharing plans for Fiscal 1994, 1993 and 1992 was $1,229,000, $572,000 and $369,000, respectively. Also, Big Bear sponsors a deferred profit-sharing plan for certain salaried employees. Contributions and costs totalled $1,053,000, $1,001,000 and $695,000 in Fiscal 1994, 1993 and
1992, respectively.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), the Company recorded in other noncurrent liabilities an additional minimum pension liability adjustment of $16,019,000 as of January 29, 1994, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost is recorded as a reduction of shareholders' equity in the amount of $4,963,000, representing the after-tax impact.

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). This statement will require accrual accounting for certain postemployment benefits. The effective date for compliance with this statement is Fiscal 1995. The Company intends to adopt SFAS 112 effective January 30, 1994. The effect of adoption of SFAS 112 is not expected to be significant.

NOTE 4 -- INCOME TAXES:

     During the first quarter of Fiscal 1994, the Company adopted SFAS 109. The cumulative effect of adopting SFAS 109 is being reported as a change in accounting principle applied retroactively to the beginning of Fiscal 1992. Retained earnings were reduced at the beginning of Fiscal 1992 by approximately $58.3 million for the cumulative effect of the adoption, and the income tax provision for Fiscal 1993 and 1992 was restated to reflect the impact of adopting this statement.

     Taxes on income were provided as follows:

                                                      FISCAL YEAR ENDED
                                                      -----------------
                                              JANUARY 29, JANUARY 30, FEBRUARY 1,
                                                 1994        1993       1992
                                              ----------- ----------- ----------
                                                  (IN THOUSANDS OF DOLLARS)
Current Tax Expense:
    Federal income. . . . . . . . . . . . .    $ 7,728      $11,365       $ 7,125
    State income. . . . . . . . . . . . . .      1,690        2,430           701
                                              --------     --------      --------

                                                 9,418       13,795         7,826
                                              --------     --------      --------
Deferred Tax Expense (Benefit):
    Federal income. . . . . . . . . . . . .      4,454       (5,936)       (4,222)
    State income. . . . . . . . . . . . . .      1,147       (1,047)          613
                                              --------     --------      --------

                                                 5,601       (6,983)       (3,609)
                                              --------     --------      --------

Provision for Income Taxes. . . . . . . . .    $15,019      $ 6,812       $ 4,217
                                              --------     --------      --------
                                              --------     --------      --------



     The differences between income taxes computed using the statutory federal income tax rate and those shown in the Consolidated Statement of Operations are summarized as follows:


                                                      FISCAL YEAR ENDED
                                                      -----------------
                                               JANUARY 29, JANUARY 30, FEBRUARY 1,
                                                  1994        1993        1992
                                               ----------- ----------- -----------
                                                   (IN THOUSANDS OF DOLLARS)
Federal tax at statutory rates. . . . . . . .    $ 8,118     $ 3,673     $  (386)
State income taxes net of federal
  income tax effect . . . . . . . . . . . . .      1,844       1,139        (236)
Nondeductible goodwill
  amortization. . . . . . . . . . . . . . . .      3,284       3,189       3,120
Miscellaneous items . . . . . . . . . . . . .       (167)       (343)        (78)
Increase in deferred income taxes due
  to change in federal income tax rate. . . .      2,439
Increase in deferred income taxes due
  to changes in state income tax rates. . . .                              2,059
Tax credits . . . . . . . . . . . . . . . . .       (499)       (846)       (262)
                                                 -------     -------     -------

Provision for income taxes. . . . . . . . . .    $15,019     $ 6,812     $ 4,217
                                                 -------     -------     -------
                                                 -------     -------     -------

     Components of deferred income taxes at January 29, 1994 and January 30, 1993 were as follows:


                                          JANUARY 29,       JANUARY 30,
                                             1994              1993
                                          -----------       -----------
                                            (IN THOUSANDS OF DOLLARS)
Deferred Tax Assets:
  Nondeductible accruals. . . . . . . . .    $ 11,019         $  7,591
  Prepaid operating fee . . . . . . . . .       5,058            5,766
  Capital leases. . . . . . . . . . . . .       2,429            2,333
  Reserve for discontinued
   operations . . . . . . . . . . . . . .         560            1,544
  Net operating loss carryforward . . . .      10,077
  Capital loss carryforward . . . . . . .         339
  Tax credit carryforwards. . . . . . . .       9,008            6,523
                                             --------         --------

                                             $ 38,490         $ 23,757
                                             --------         --------
                                             --------         --------

Deferred Tax Liabilities:
  Fixed assets. . . . . . . . . . . . . .    $ 98,407         $ 91,527
  Inventory . . . . . . . . . . . . . . .      30,557           30,376
  Prepaid expenses and other
   current assets . . . . . . . . . . . .         530              145
  Goodwill amortization . . . . . . . . .         413
  Pensions. . . . . . . . . . . . . . . .       1,119            1,060
  Deferred charges and other assets . . .       4,544            4,484
  Other items . . . . . . . . . . . . . .                        1,311
                                             --------         --------

                                             $135,570         $128,903
                                             --------         --------
                                             --------         --------

     At January 29, 1994, Penn Traffic had alternative minimum tax credit carryforwards of $5,094,000, general business tax credit carryforwards of $1,927,000, targeted jobs credits of $423,000 and various state tax credits of $1,564,000 available to offset the Company's regular income tax liability in future years. The general business tax credit carryforwards begin to expire in 2005, and the alternative minimum tax credit carryforwards have no expiration date. In addition, the Company has a net operating loss carryforward of approximately $24,281,000 which will expire in Fiscal 2009.

     The effect of adopting SFAS 109 on previously reported results for Fiscal 1993 and 1992 was as follows:

                                                      FISCAL YEAR ENDED
                                                      -----------------
                                                JANUARY 30,       FEBRUARY 1,
                                                   1993              1992
                                                -----------       -----------
                                                   (IN THOUSANDS OF DOLLARS)
Decrease in income before income taxes,
  extraordinary item and
  cumulative effect of change
  in accounting principle . . . . . . . . . .     $ 4,040           $  5,027
Decrease in provision
  for income taxes  . . . . . . . . . . . . .       3,835              3,947
                                                  -------            -------
Increase in net loss before
  cumulative effect of change
  in accounting principle . . . . . . . . . .         205              1,080

Cumulative effect of change in
  accounting principle  . . . . . . . . . . .                         58,330
                                                  -------            -------

Increase in net loss  . . . . . . . . . . . .     $   205            $59,410
                                                  -------            -------
                                                  -------            -------
Increase in net loss per common share . . . .     $   .02            $  8.68
                                                  -------            -------
                                                  -------            -------

NOTE 5 -- LEASES:

     The following is a schedule by year of future gross minimum rental payments for all leases with terms greater than one year reconciled to the present value of net minimum capital lease payments as of January 29, 1994:


FISCAL YEARS ENDING IN          TOTAL    OPERATING    CAPITAL
- ----------------------          -----    ---------    -------
                                  (IN THOUSANDS OF DOLLARS)
1995                           $ 54,704   $ 31,042    $ 23,662
1996                             52,626     29,195      23,431
1997                             49,695     27,116      22,579
1998                             45,109     24,760      20,349
1999                             41,645     22,504      19,141
Later years                     359,207    179,731     179,476
                               --------   --------    --------

Total minimum lease payments   $602,986   $314,348     288,638
                               --------   --------
                               --------   --------
Less: Executory costs                                   (1,830)
                                                      --------

Net minimum capital lease payments                     286,808
Less: Estimated amount representing
  interest                                            (146,887)
                                                      --------
Present value of net minimum capital
  lease payments                                       139,921
Less: Current portion                                   (8,773)
                                                      --------
Long-term obligations under capital
  lease at January 29, 1994                           $131,148
                                                      --------
                                                      --------

     The Company principally operates in leased store facilities with terms of up to 20 years and renewable options for additional periods. The Company follows the provisions of SFAS No. 13, "Accounting for Leases," in determining the criteria for capital leases. Leases that do not meet such criteria are classified as operating leases, and related rentals are charged to expense in the year incurred. During Fiscal 1994, 1993 and 1992, the Company incurred capital lease obligations (including acquired leases) of $7,613,000, $35,515,000 and $29,694,000, respectively, in connection with lease agreements for buildings and equipment. For Fiscal 1994, 1993 and 1992, capital lease amortization expense was $11,758,000, $10,149,000 and $8,241,000, respectively.

     Future minimum rentals have not been reduced by minimum sublease rentals of $32,442,000 due in the future under noncancelable subleases. In addition to minimum rentals, some leases provide for the Company to pay real estate taxes and other expenses and, in many cases, contingent rentals based on sales.

     Minimum rental payments and related executory costs for operating leases were as follows. Contingent rentals and sublease payments include arrangements on primary leases classified as both capital and operating leases:

                                                  FISCAL YEAR ENDED
                                                  -----------------
                                      JANUARY 29,    JANUARY 30,    FEBRUARY 1,
                                         1994           1993           1992
                                      -----------    -----------    -----------
                                           (IN THOUSANDS OF DOLLARS)
Minimum rentals and executory costs     $ 30,393      $ 24,079      $ 24,415
Contingent rentals                         1,437         2,352         2,698
Less: Sublease payments                   (8,226)       (6,904)       (6,933)
                                        --------      --------      --------
Net rental payments                       23,604        19,527        20,180
Less: Grand Union sublease payments
    (Note 10)                            (11,156)      (11,186)      (10,749)
                                        --------      --------      --------
Net rental payments after Grand Union
    payments                            $ 12,448      $  8,341      $  9,431
                                        --------      --------      --------
                                        --------      --------      --------

NOTE 6 -- UNUSUAL ITEM:

     During the second quarter of Fiscal 1994, the Company recorded certain expenses totalling $6.4 million classified as an unusual item. This unusual item is comprised of $4.0 million related to a voluntary employee separation program at the Company's P&C division and $2.4 million related to the realignment of certain operations.


NOTE 7 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     In connection with the Big Bear acquisition in Fiscal 1990, Big Bear issued 660,000 shares of redeemable convertible 8% preferred stock having a liquidation value of $23.00 per share. Holders of such shares were entitled to quarterly dividends. Under certain circumstances, holders of these shares were entitled to convert their stock at a ratio of one share of preferred stock to one share of Big Bear common stock, par value $.01.

     In April 1993, Big Bear was merged into Penn Traffic. At the effective date of the merger, holders of Big Bear redeemable convertible 8% preferred stock and Big Bear common stock received aggregate merger consideration for the merger equal to 307,836 shares of Penn Traffic common stock and approximately $10.8 million in cash. As a result of the merger, the Big Bear redeemable convertible 8% preferred stock was retired.

NOTE 8 -- SHAREHOLDERS' EQUITY:

     At January 29, 1994, certain persons affiliated with Miller Tabak Hirsch + Co. ("MTH") held options to purchase 289,000 shares at $14.00 per share. The Company has a Long-Term Incentive Plan (the "1993 Plan") which provides for long-term incentives based upon objective, quantifiable measures of the Company's performance over time through the payment of incentive compensation of the types commonly known as stock options, restricted stock, performance shares, other forms of stock-based incentives such as phantom stock and cash awards. A maximum of 350,000 shares of common stock may be paid to participants under the 1993 Plan and/or purchased pursuant to stock options granted under the 1993 Plan, subject to antidilution and other adjustments specified in the 1993 Plan.

     The 1993 Plan was adopted in Fiscal 1994 as the successor to the Company's 1988 Stock Option Plan (the "1988 Plan"). The Company also has a Stock Option Plan for directors (the "Directors' Plan") pursuant to which each director of the Company who is not an employee of the Company receives as of the date of appointment to the Board of Directors, and thereafter annually, as of the first business day after the conclusion of each Annual Meeting of Shareholders of the Company, an option to purchase 1,500 shares of common stock (subject to antidilution adjustments) at a price equal to the fair market value (as defined in the Directors' Plan) of such shares on the date of grant.

     As of January 29, 1994, a total of 262,100 shares of restricted stock have been awarded under the Company's 1993 Plan to 67 officers and employees of Penn Traffic (including one independent contractor). At January 29, 1994, an additional 87,900 shares of common stock were reserved for future grants under the 1993 Plan. Vesting of the shares of restricted stock granted pursuant to such awards is contingent upon attainment, subsequent to the date of grant, of EBITDA (as defined) levels of $265 million in any four consecutive fiscal quarters or $500 million in any eight consecutive fiscal quarters, and such shares will be forfeited if such levels are not achieved by the fifth anniversary of the date of grant. To encourage retention of such shares by the participants, upon vesting of the restricted stock, the Company will make a cash payment to each participant equal to the amount of income tax payable by such participant in respect of the award and the cash payment, if such participant agrees not to sell his shares for at least two years beyond vesting and to refund the payment if he resigns within such two-year period. As of January 29, 1994, common stock and capital in excess of par value were increased by $9,768,000 and unearned compensation was recorded at the same amount to reflect the issuance of the restricted shares. Unearned compensation, which is shown as a separate component of shareholders' equity, will be expensed as the compensation is earned.

     As of January 29, 1994, options for 252,252 shares and 31,500 shares have been granted under the 1988 Plan and the Directors' Plan, respectively. An additional 18,500 shares of common stock are reserved for issuance under the Directors' Plan at January 29, 1994. Under the terms of the Directors' Plan, option prices are 100% of the "fair market value" of the shares on the date granted. The 1988 Plan options generally vest 20% on the date of grant and 20% on each of the next four anniversary dates. The Directors' Plan options are immediately exercisable. Under both plans, options expire ten years after the date of grant. Changes during the three years ended January 29, 1994 in options outstanding under the 1988 Plan and the Directors' Plan are as follows:

                           PENN TRAFFIC STOCK OPTIONS

                                               OPTION PRICE        SHARES
                                                 PER SHARE      UNDER OPTION
                                               ------------     ------------
1988 PLAN
  Balance, February 2, 1991. . . . . . . . . .  $12.50 - 25.25     190,233
  Granted  . . . . . . . . . . . . . . . . . .  $24.25 - 26.75      77,400
  Canceled . . . . . . . . . . . . . . . . . .  $12.87 - 25.25      (3,770)
                                                                   -------

  Balance, February 1, 1992  . . . . . . . . .  $12.50 - 26.75     263,863
  Granted  . . . . . . . . . . . . . . . . . .  $28.13               5,000
  Canceled . . . . . . . . . . . . . . . . . .  $12.87 - 26.75      (3,676)
                                                                   -------

  Balance, January 30, 1993  . . . . . . . . .  $12.50 - 28.13     265,187
  Granted  . . . . . . . . . . . . . . . . . .                           0
  Canceled . . . . . . . . . . . . . . . . . .  $12.50 - 26.75     (12,935)
                                                                   -------

  Balance, January 29, 1994. . . . . . . . . .  $12.50 - 28.13     252,252
                                                                   -------
                                                                   -------

DIRECTORS' PLAN
  Granted and outstanding at January 29, 1994   $18.44 - 42.00      31,500
                                                                   -------
                                                                   -------

     At January 29, 1994, 218,910 of the 1988 Plan options were exercisable.

     In April 1993, the Company issued 2,000,000 shares of common stock at a price of $39.25 per share and concurrently offered $400 million of the 9 5/8% Senior Subordinated Notes due 2005 in underwritten public offerings (the "Offerings").

     Approximately $10.8 million of the proceeds of the Offerings was used to provide the cash portion of consideration paid to holders of Big Bear convertible preferred stock and holders of Big Bear common stock other than Penn Traffic in connection with the merger of Big Bear into the Company (Note 7). Holders of Big Bear convertible preferred stock and holders of Big Bear common stock other than Penn Traffic also received 307,836 shares of Penn Traffic common stock as consideration for the merger. At the effective time of the merger, the outstanding shares of Big Bear common stock owned by Penn Traffic were canceled. The remaining proceeds of the Offerings were used to pay or retire certain outstanding indebtedness of the Company (as described in Note 2) and for general corporate purposes.

     In Fiscal 1992, the Company issued 1,802,400 shares of common stock at a price of $24.00 per share. Net proceeds of approximately $40.5 million were used to retire a portion of the Company's outstanding indebtedness, including $16.9 million in principal amount of 12 3/4% Subordinated Notes due 1997, $12.5 million in principal amount of 13 1/2% Subordinated Notes due

1998 and $5.3 million in principal amount of 13 3/4% Senior Subordinated Notes due 1998.

     In addition, in Fiscal 1992, P&C Food Markets, Inc. ("Old P&C") was merged into a wholly owned subsidiary of Penn Traffic, which thereupon changed its name to P&C Food Markets, Inc. ("P&C"). Prior to the merger (the "P&C Merger"), Penn Traffic owned approximately 90.1% of the outstanding shares of Old P&C's common stock, certain members of Old P&C's management owned approximately 5.3% of such shares and Salomon Brothers Holding Company Inc ("SBHC") owned approximately 4.6% of such shares. Also outstanding prior to the P&C Merger were 925,000 shares of Old P&C convertible preferred stock. At the effective time of the P&C Merger, the outstanding shares of Old P&C common stock owned by Penn Traffic were canceled. Holders of Old P&C common stock other than Penn Traffic and holders of Old P&C convertible preferred stock received aggregate consideration for the P&C Merger equal to 899,980 shares of Penn Traffic common stock and approximately $18.8 million in cash. As a result of the P&C Merger, P&C became a wholly owned subsidiary of Penn Traffic. In April 1993, P&C was merged into the Company.

NOTE 9 -- EQUITY INVESTMENT:

     In July 1989, Penn Traffic, through its limited partnership investment in Grand Acquisition Company, L.P. ("GAC, L.P."), acquired an indirect ownership interest in approximately 24.3% of the currently outstanding common stock of Grand Union Holdings Corporation (formerly named GND Holdings Corporation) ("Holdings"), the corporate parent of The Grand Union Company ("Grand Union"). GAC, L.P., whose other partners include MTH and individuals affiliated with MTH, as well as certain management employees of Penn Traffic, and its affiliates, currently own approximately 39% of the currently outstanding common equity of Holdings on a fully diluted basis; 48% is owned by various institutional investors and 13% by members of Grand Union's management. Penn Traffic's indirect ownership interest is 17.8% on a fully diluted basis. As of April 1, 1994, Grand Union operated 254 supermarkets under the "Grand Union" name in seven northeastern states.

     The Company is accounting for its investment in Grand Union under the equity method. The investment was recorded originally at a cost of $18,250,000. The carrying value of the investment was totally written off as of February 2, 1991. The most recent Form 10-K filed by Grand Union was for the fiscal year ended April 3, 1993 and the most recent Form 10-Q filed by Grand Union was for the fiscal quarter ended January 8, 1994. As of January 29, 1994, Penn Traffic's cumulative unrecognized equity in the loss of Grand Union is $110,742,000.

     See Note 10 - Related Parties for a description of certain arrangements between Penn Traffic and Grand Union.

     Condensed financial information follows:

                        GRAND UNION HOLDINGS CORPORATION
                             CONDENSED BALANCE SHEET
                        (DOLLARS IN MILLIONS) (UNAUDITED)

                                                        JANUARY 8,  JANUARY 2,
                                                          1994(1)      1993
                                                        ----------  ----------
Current assets  . . . . . . . . . . . . . . .             $  295      $  315
Other assets  . . . . . . . . . . . . . . . .              1,086       1,238
                                                          ------      ------
  Total assets  . . . . . . . . . . . . . . .             $1,381      $1,553
                                                          ------      ------
                                                          ------      ------
Current liabilities . . . . . . . . . . . . .             $  247      $  246
Other liabilities and redeemable stock  . . .              1,749       1,590
Other shareholders' equity  . . . . . . . . .               (615)       (283)
                                                          ------      ------
  Total liabilities and equity  . . . . . . .             $1,381      $1,553
                                                          ------      ------
                                                          ------      ------

                        GRAND UNION HOLDINGS CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                        (DOLLARS IN MILLIONS) (UNAUDITED)

                                                       FOR THE 52 WEEKS ENDED
                                                       JANUARY 8,    JANUARY 2,
                                                         1994 (1)      1993
                                                       -----------   ----------
Revenues  . . . . . . . . . . . . . . . . . .             $2,508      $2,888
Cost of sales . . . . . . . . . . . . . . . .              1,785       2,072
                                                          ------      ------
Gross profit  . . . . . . . . . . . . . . . .                723         816
Operating and other expenses  . . . . . . . .              1,001         867
                                                          ------      ------
Loss before income taxes  . . . . . . . . . .               (278)        (51)
Income tax provision  . . . . . . . . . . . .                              7
Extraordinary charge (2)  . . . . . . . . . .                 (7)        (44)
Accrued preferred dividends . . . . . . . . .                (16)        (14)
Cumulative effect of accounting change (3)  .                (30)
                                                          ------      ------
Net loss applicable to common stock . . . . .             $ (331)     $ (116)
                                                          ------      ------
                                                          ------      ------

- -------------------------
(1) Includes the disposition of Grand Union's Southern Region which occurred on March 29, 1993. That disposition resulted in a $198 million loss, which is included in operating and other expenses.

(2) Extraordinary charges and expenses related to the recapitalization of Grand Union.

(3) Adopted Statement of Financial Accounting Standards No. 106 ("Employers' Accounting for Postretirement Benefits Other Than Pensions") ("SFAS 106").

NOTE 10 -- RELATED PARTIES:

     During Fiscal 1994, the Company had an agreement for financial consulting and business management services to be provided by MTH. Under this agreement, the Company paid MTH an annual fee of $1,324,000. For Fiscal 1995, the Company will pay MTH an annual fee of $1,357,000.

     During Fiscal 1994, the Company paid MTH additional fees for its services in connection with the debt and equity offerings, the mergers of P&C and Big Bear into the Company and an additional debt offering totaling $1.5 million. In Fiscal 1993, the Company paid MTH additional fees related to debt offerings and the acquisition of 28 stores from Peter J. Schmitt totaling $1,150,000. MTH received $750,000 of fees during Fiscal 1992 for services related to the arrangement of the Company's prior secured term loan, the merger of P&C into a wholly owned subsidiary of the Company and the issuance of debt securities by P&C.

     At the time of the acquisition of Grand Union by Holdings, Grand Union and P&C operated stores in some of the same geographic areas in Vermont and upstate New York. In connection with such acquisition, agreements were entered into with federal and state antitrust authorities that required the divestiture of 16 Grand Union stores or P&C stores. The divestitures required by these agreements were completed on July 30, 1990. P&C operated 13 of the 16 divested stores and Grand Union operated three. In connection with the divestiture program, P&C discontinued its New England wholesaling business in December 1989.

     In a related transaction, on July 30, 1990, P&C and Grand Union entered into an agreement (the "Operating Agreement") whereby Grand Union acquired the right to operate P&C's 13 remaining stores in New England under the Grand Union name until July 2000. Pursuant to the Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor of P&C, which was merged into the Company in April 1993) a minimum annual fee that will average $10.7 million per year during the 10-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to $700,000 per year based on sales performance of the stores operated by Grand Union. The Total Revenues line of the Consolidated Statement of Operations includes pretax operating fees of $11.2 million for the 52 weeks ended January 29, 1994, $11.2 million for the 52 weeks ended January 30, 1993 and $10.7 million for the 52 weeks ended February 1, 1992. Based on current sales levels, Penn Traffic expects to receive payment of the maximum contingent fee of $700,000 in each year remaining in the term of the Operating Agreement. As a result of the recapitalization of Grand Union in July 1992, Penn Traffic received a $15 million prepayment of an operating fee from Grand Union pursuant to the terms of the Operating Agreement. Such prepayment will reduce future payments made by Grand Union to Penn Traffic pursuant to the terms of the Operating Agreement by approximately $3.2 million per year.

     At the expiration of the 10-year term of the Operating Agreement, Grand Union has the right to extend the term of the Operating Agreement for an additional five years. In the event of such extension of the lease term, Grand Union will pay to Penn Traffic an annual fee of $13.6 million in the first year of the extended term, $14.0 million in the second year, $14.4 million in the third year, $14.9 million in the fourth year and $15.3 million in the fifth year, plus contingent fees based on the sales performance of the stores of up to $700,000 each year.

     Penn Traffic also granted Grand Union an option (the "Purchase Option") to purchase the stores operated by Grand Union under the Operating Agreement. Grand Union paid Penn Traffic $7.5 million for the Purchase Option.

     If Grand Union does not extend the initial term of the Operating Agreement at its expiration in July 2000 or does not exercise the Purchase Option prior to the expiration of the term (or the extended term), the stores operated by Grand Union pursuant to the Operating Agreement will be returned to operation by Penn Traffic. Based on current conditions, management does not believe that the return of operation of the stores to Penn Traffic would have a significant impact on the financial condition of the Company.

     Grand Union purchases bakery products from Penn Traffic's Penny Curtiss bakery, and Penn Traffic purchases products from Grand Union's commissary. All of such purchases are made in the ordinary course of business. The amount of bakery products purchased by Grand Union from Penny Curtiss was approximately $3.1 million in Fiscal 1994, $3.1 million in Fiscal 1993 and $2.6 million in Fiscal 1992. The amount of commissary product purchased by Penn Traffic from Grand Union was approximately $0.4 million in Fiscal 1994, $0.5 million in Fiscal 1993 and $0.8 million in Fiscal 1992.

     In September 1993, Penn Traffic entered into a program to consolidate the purchasing and distribution of health and beauty care products and general merchandise with Grand Union. Under this program, Grand Union procures health and beauty care products for both Grand Union and Penn Traffic, and Penn Traffic, through its Big Bear division, procures general merchandise for both Penn Traffic and Grand Union. Grand Union's general merchandise warehouse in Montgomery, New York is used to distribute general merchandise and health and beauty care products to Riverside Markets, Quality Markets and Insalaco's stores. This warehouse also supplies Penn Traffic's wholesale customers, as well as Grand Union stores. Under this arrangement, the cost of operating the Montgomery warehouse is shared by Penn Traffic in an amount proportionate to Penn Traffic's usage of the facility. Penn Traffic owns the general merchandise and health and beauty care products inventory located at the Montgomery, New York warehouse. In Fiscal 1994, the amount of product sold by Penn Traffic to Grand Union was $35.5 million. At January 29, 1994, the Company had recorded net accounts payable to Grand Union of $4.8 million.


NOTE 11 -- COMMITMENTS AND CONTINGENCIES:

     The Company enters into various purchase commitments in the normal course of business. No losses are expected to result from these purchase commitments.

     At January 29, 1994, Penn Traffic had guaranteed obligations of $3.5 million of indebtedness of certain of licensed independent operators.

     The Company, its subsidiaries and divisions also are involved in various legal actions, some of which involve claims for substantial sums. However, any ultimate liability with respect to these contingencies is not considered to be material in relation to the consolidated financial position or results of operations of the Company.


NOTE 12 -- EXTRAORDINARY ITEM:

     During Fiscal 1994, Fiscal 1993 and Fiscal 1992, the Company had extraordinary items of $25,843,000 (net of $17,848,000 income tax benefit), $10,823,000 (net of $6,946,000 income tax benefit) and $3,718,000 (net of
$2,341,000 income tax benefit), respectively, relating to the early retirement of debt.

NOTE 13 -- ACQUISITIONS:

     On September 27, 1993, the Company acquired 12 food stores from Insalaco's Markets, Inc. The stores are located in northeastern Pennsylvania.

     The acquisition cost of $51,651,000 was attributed to major categories of assets obtained and obligations assumed as follows: inventories $6,633,000; property, plant and equipment $9,947,000; other assets (goodwill) $37,071,000 and other noncurrent liabilities $2,000,000.

     On January 5, 1993, the Company acquired 28 food stores formerly operated by Peter J. Schmitt Co., Inc. The stores are located in northwestern Pennsylvania and western New York and the Company is currently operating 19 of these stores as retail stores. One is a franchise account and eight have been closed.

     The original acquisition cost of $38,800,000, including $2,100,000 of deferred financing costs, was attributed to major categories of assets obtained and obligations assumed as follows: cash, accounts receivable and other assets $3,900,000; inventories $10,500,000; property, plant and equipment $32,200,000; accounts payable and other current liabilities $9,100,000; and other noncurrent liabilities $800,000.

     The unaudited consolidated results of operations on a pro forma basis as though the Insalaco's and Peter J. Schmitt stores had been acquired on February 2, 1992 are as follows:

                                                    FOR THE 52 WEEKS ENDED
                                                    ----------------------
                                                  JANUARY 29,    JANUARY 30,
                                                     1994           1993
                                                  -----------    -----------
                                                          (UNAUDITED)
                                                  (IN THOUSANDS OF DOLLARS,
                                                    EXCEPT PER SHARE AND
                                                  AVERAGE NUMBER OF SHARES)
Total revenues  . . . . . . . . . . . . . . . .    $ 3,271,344   $ 3,282,905
Net loss applicable to common stock . . . . . .    $   (17,496)  $    (4,532)
Net loss per common share . . . . . . . . . . .    $     (1.66)  $      (.55)
Average number of common shares outstanding . .     10,561,256     8,258,113


     The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the period or of the future results of operation of the combined operations.

REPORT OF MANAGEMENT

Penn Traffic's management has prepared the financial statements presented in this annual report and is responsible for the integrity of all information contained herein. The financial statements presented in this report have been audited by the independent accountants appointed by the Board of Directors on the recommendation of its Audit Committee and management. The Company maintains an effective system of internal accounting controls. The independent accountants obtain and maintain an understanding of the Company's internal accounting controls and conduct such tests and related procedures as they deem necessary to express an opinion on the fairness of the presentation of the financial statements. The Audit Committee, composed solely of outside directors, meets periodically with management, internal auditors and independent accountants to review auditing and financial reporting matters and to ensure that each group is properly discharging its responsibilities. We rely on our internal and external auditors to assist us in fulfilling our responsibility for the fairness of the Company's financial reporting and monitoring the effectiveness of our system of internal accounting controls.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As permitted by General Instruction G(3), information concerning the executive officers of Penn Traffic is set forth as a supplemental item included in Part I of the Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Penn Traffic is incorporated by reference from pages 3 through 8 of the Proxy Statement dated May 2, 1994 filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1994. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from pages 13 through 14 of the Proxy Statement dated May 2, 1994 filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1994.


ITEM 11.  EXECUTIVE COMPENSATION

The remuneration of directors and officers appearing on pages 14 through 27 of the Company's Proxy Statement dated May 2, 1994 filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1994 is incorporated herein by reference. The information set forth after the second full paragraph on page 27 through page 36 of the Company's Proxy Statement dated May 2, 1994, filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1994, is not "filed" as a part hereof.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The security ownership of certain shareholders appearing on pages 8 through 13 of the Company's Proxy Statement dated May 2, 1994 filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1994 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The information concerning certain relationships and related transactions appearing on pages 37 through 39 of the Company's Proxy Statement dated
May 2, 1994 filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1994 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The index for Financial Statements and Supplementary Data is on Page 17 under
Item 8 of this Form 10-K.

EXHIBITS:

The following are filed as Exhibits to this Report:

Exhibit No.                           Description
- -----------                           -----------

     2.1 Agreement and Plan of Merger dated January 25, 1987 among PTC Holdings, Inc., PTC Acquisition Corp. and The Penn Traffic Company ("Penn Traffic") (filed as Annex "A" to Penn Traffic's Proxy Statement filed with the Securities and Exchange Commission (the "SEC") March 20, 1987 and incorporated herein by reference).

     2.2 Agreement and Plan of Merger dated as of April 29, 1987 among Riverside Acquisition Company, Limited Partnership, PTC Holdings, Inc. and Penn Traffic (incorporated by reference to Exhibit No. 2.2 to Penn Traffic's Registration Statement on Form S-1 (Reg. No. 33-12926) filed on March 27, 1987 with the SEC and referred to herein as the "1987 Registration Statement").

     2.3 Agreement and Plan of Merger between Penn Traffic and Penn Traffic Merger Company, Incorporated dated as of June 4, 1993 (incorporated by reference to Exhibit No. 2.3 to Penn Traffic's Registration Statement on Form S-3 (Reg. No. 33-51824) filed on October 2, 1992 with the SEC and referred to herein as the "October 1992 Registration Statement").

     2.4 Certificate of Merger for merger of Penn Traffic into Penn Traffic Merger Company, Incorporated dated September 18, 1992 (incorporated by reference to Exhibit No. 2.4 to the October 1992 Registration Statement).

     2.5 Certificate of Merger for merger of Penn Traffic Acquisition Corporation into Penn Traffic dated April 14, 1993 (incorporated by reference to Exhibit No. 2.5 to Penn Traffic's Registration Statement on Form S-3 (Reg. No. 33-51213) filed on December 8, 1993 with the SEC and referred to herein as the "December 1993 Registration Statement").

     2.6 Plan of Merger dated as of February 25, 1993 for the merger of P&C Food Markets, Inc. ("P&C") into Penn Traffic (incorporated by reference to Exhibit No. 2.6 to Penn Traffic's Registration Statement on Form S-3 (Reg. No. 33-58918) filed on April 7, 1993 with the SEC and referred to herein as the "April 1993 Registration Statement").

     2.7 Certificates of Merger for merger of P&C into Penn Traffic dated April 14, 1993 (incorporated by reference to Exhibit No. 2.7 to the December 1993 Registration Statement).

Exhibit No.                           Description
- -----------                           -----------

     2.8 Agreement and Plan of Merger dated as of February 25, 1993 by and among Penn Traffic, Penn Traffic Acquisition Corporation and Big Bear Stores Company ("Big Bear") (incorporated by reference to Exhibit No. 2.8 to the April 1993 Registration Statement).

     2.9 Certificate of Merger for merger of Big Bear into Penn Traffic Acquisition Corporation dated April 14, 1993 (incorporated by reference to Exhibit No. 2.9 to the December 1993 Registration Statement).

     2.10 Asset Purchase Agreement dated as of December 9, 1992 between Penn Traffic and Peter J. Schmitt Co., Inc. (the "December 9, 1992 Asset Purchase Agreement") (incorporated by reference to Exhibit No. 2.1 to Penn Traffic's Current Report on Form 8-K filed on January 18, 1993 with the SEC and referred to herein as the "Penn Traffic 1993 8-K").

     2.10A Letter Agreement dated December 31, 1992 with respect to the December 9, 1992 Asset Purchase Agreement (incorporated by reference to Exhibit No. 2.1A to the Penn Traffic 1993 8-K).

     2.11 Asset Purchase Agreement dated as of December 29, 1992 between Penn Traffic and Peter J. Schmitt Co., Inc. (the "December 29, 1992 Asset Purchase Agreement") (incorporated by reference to Exhibit No. 2.2 to the Penn Traffic 1993 8-K).

     2.11A Letter Agreement dated December 30, 1992 with respect to the December 29, 1992 Asset Purchase Agreement (incorporated by reference to Exhibit No. 2.2A to the Penn Traffic 1993 8-K).

     2.12 Agreement of Purchase and Sale, dated as of August 27, 1993, by and between Insalaco Markets, Inc., Insalaco's Old Forge, Inc., Insalaco's Clarks Green, Inc., Insalaco's Supermarkets Warehouse, Insalaco Enterprises, Insalaco's Real Estate, Insalaco's Foodliner, Eagle Valley Realty, Tannersville Realty Company and Penn Traffic (incorporated by reference to Exhibit No. 10.23 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993 and referred to herein as the "Penn Traffic July 1993 10-Q").

     3.1 Certificate of Incorporation of Penn Traffic (incorporated by reference to Exhibit No. 3.1 to the October 1992 Registration Statement).

     3.2 Amended and Restated By-Laws of Penn Traffic (incorporated by reference to Exhibit No. 3.2 to the December 1993 Registration Statement).

     4.1    Certificate of Incorporation of Penn Traffic (filed as Exhibit
            No. 3.1).

Exhibit No.                           Description
- -----------                           -----------

     4.2    Amended and Restated By-Laws of Penn Traffic (filed as Exhibit
            No. 3.2).

     4.3 Indenture, including form of 13 3/4% Senior Subordinated Note Due 1999 of Big Bear, dated as of June 29, 1989 between Big Bear and Bankers Trust Company ("Bankers Trust"), as Trustee (incorporated by reference to Exhibit No. 4.2 to the Transition Report on Form 10-K filed by Big Bear on July 28, 1989 for the period ended April 1, 1989 and referred to herein as the "Big Bear Transition Report").

     4.3A First Supplemental Indenture dated as of April 15, 1993 between Penn Traffic and Bankers Trust, as Trustee relating to the 13 3/4% Senior Subordinated Notes Due 1999 (incorporated by reference to Exhibit No. 4.5A to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1993 and referred to herein as the "Penn Traffic May 1993 10-Q").

     4.4 Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.4 to the 1987 Registration Statement).

     4.5 Indenture, including form of 11 1/2% Senior Note Due 2001, dated as of October 16, 1991 between P&C and Bankers Trust, as Trustee (incorporated by reference to Exhibit No. 10.25 to P&C's quarterly report on Form 10-Q for the fiscal quarter ended November 2, 1991 and referred to herein as the "P&C November 1991 10-Q").

     4.5A First Supplemental Indenture dated as of April 15, 1993 between the Company and Bankers Trust, as Trustee, relating to the 11 1/2% Senior Notes Due 2001 (incorporated by reference to Exhibit
            No. 4.10A to the Penn Traffic May 1993 10-Q).

     4.6 Indenture, including form of 10 1/4% Senior Note Due February 15, 2002, dated as of February 18, 1992 between Penn Traffic and Marine Midland Bank, N.A., Trustee (incorporated by reference to Exhibit No. 4.13 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended February 1, 1992 and referred to herein as the "Penn Traffic 1992 10-K").

    4.6A First Supplemental Indenture dated as of June 10, 1992 to the Indenture dated as of February 18, 1992, relating to the 10 1/4% Senior Notes Due 2002, between Penn Traffic and Marine Midland Bank, N.A., as Trustee (incorporated by reference to
            Exhibit 4.15A to the October 1992 Registration Statement).

    4.6B Second Supplemental Indenture dated as of September 18, 1992 to the Indenture dated as of February 18, 1992, relating to the 10 1/4% Senior Notes Due 2002, between Penn Traffic and Marine Midland Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.15B to the October 1992 Registration Statement).

Exhibit No.                           Description
- -----------                           -----------

    4.7 Indenture, including form of 10 3/8% Senior Note Due October 1, 2004, dated as of October 1, 1992, between Penn Traffic and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit No. 4.16 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1992).

    4.8 Indenture, including form of 9 5/8% Senior Subordinated Note Due April 15, 2005, dated as of April 15, 1993, between Penn Traffic and First Trust of California, National Association, as Trustee (incorporated by reference to Exhibit No. 4.14 to the Penn Traffic May 1993 10-Q).

    4.9 Indenture, including form of 8 5/8% Senior Note Due December 15, 2003, dated as of December 15, 1993, between Penn Traffic and United States Trust Company of New York, as Trustee.

    10.1 Membership and Licensing Agreement dated April 18, 1982 among TOPCO Associates, Inc. (Cooperative), Kingston Marketing Co. and Penn Traffic (incorporated by reference to Exhibit No. 10.2 to the 1987 Registration Statement).

   *10.2 The Penn Traffic Company Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.3 to the 1987 Registration Statement).

   *10.3 The Penn Traffic Company Severance Pay Plan (incorporated by reference to Exhibit No. 10.5 to the 1987 Registration Statement).

   *10.4 Riverside Division of The Penn Traffic Company Bargaining Employees Pension Plan (incorporated by reference to Exhibit No. 10.6 to the 1987 Registration Statement).

   *10.5 Pension Plan for Non-Bargaining Employees of Riverside Division of The Penn Traffic Company (incorporated by reference to Exhibit
            No. 10.7 to the 1987 Registration Statement).

   *10.6 Johnstown Sanitary Dairy Pension Plan for Bargaining Employees (incorporated by reference to Exhibit No. 10.8 to the 1987 Registration Statement).

   *10.7 Johnstown Sanitary Dairy Salaried Personnel Pension Plan (incorporated by reference to Exhibit No. 10.9 to the 1987 Registration Statement).

   *10.8 Quality Markets, Inc. ("Quality") Profit Sharing Plan (incorporated by reference to Exhibit No. 10.11 to the 1987 Registration Statement).


- -------------------------
* Management contract, compensatory plan or arrangement.

Exhibit No.                           Description
- -----------                           -----------

    10.9 Loan and Security Agreement (the "Loan and Security Agreement") among Penn Traffic, Quality, Dairy Dell, Big M Supermarkets, Inc. ("Big M") , Penny Curtiss Baking Company Inc. ("Penny Curtiss"), and Hart Stores, Inc. ("Hart"), the lenders party thereto and NatWest USA Credit Corp., as Agent, dated March 5, 1993 (incorporated by reference to Exhibit No. 10.2 to the April 1993 Registration Statement).

    10.9A Amendment No. 1, dated March 12, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.2A to the April 1993 Registration Statement).

    10.9B Amendment No. 2, dated as of March 24, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.2B to the April 1993 Registration Statement).

    10.9C Waiver Letter dated as of April 14, 1993, among the lenders under the Loan and Security Agreement, Penn Traffic, Quality, Dairy Dell, Big M, Penny Curtiss and Hart (incorporated by reference to Exhibit No. 10.22C to the Penn Traffic May 1993 10-Q).

    10.9D Amendment No. 3, dated as of April 15, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.22D to the Penn Traffic May 1993 10-Q).

    10.9E Amendment No.4, dated as of August 20, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.22E to the Penn Traffic July 1993 10-Q).

    10.10 Engagement Letter dated as of January 30, 1994 by and among Penn Traffic and Miller Tabak Hirsch + Co.

   *10.11 U-Save Foods, Inc. Employees' Retirement Plan (incorporated by reference to Exhibit No. 10.17 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended January 30, 1988).

    10.12 Form of Tax Payment Agreement dated as of August 6, 1988 by and between Penn Traffic and P&C (incorporated by reference to Exhibit No. 10.19 to P & C's Registration Statement on Form S-1 (No. 33-23769) filed on August 15, 1988 with the SEC).

    10.13 Tax Payment Agreement dated as of April 1, 1989 by and between Penn Traffic and Big Bear (incorporated by reference to Exhibit
            No. 10.39 to the Big Bear Transition Report).


- -------------------------
* Management contract, compensatory plan or arrangement.

Exhibit No.                         Description
- -----------                         -----------

   *10.14 The Penn Traffic Company 1988 Stock Option Plan (incorporated by reference to Exhibit No. 10.19 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended February 3, 1990 and referred to herein as the "Penn Traffic 1990 10-K").

   *10.15 The Penn Traffic Company Directors' Stock Option Plan (incorporated by reference to Exhibit No. 10.20 to the Penn Traffic 1990 10-K).

    10.16 Form of Management Subscription Agreement entered into by and between Riverside Acquisition Company, Limited Partnership and certain members of management of Penn Traffic (incorporated by reference to Exhibit No. 10.21 to the Penn Traffic 1990 10-K).

    10.17 Lease dated as of April 27, 1990, between P&C and C&S Wholesale Grocers, Inc. (incorporated by reference to Exhibit No. 10.23 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 1990 and referred to herein as the "Penn Traffic August 1990 10-Q").

    10.18 Agreement and Master Sublease dated as of July 30, 1990, by and between The Grand Union Company and P&C (incorporated by reference to Exhibit No. 10.24 to the Penn Traffic August 1990 10-Q).

    10.19   Interest Rate and Currency Exchange Agreement dated as of
            October 16, 1991 between Salomon Brothers Holding Company, Inc. ("SBHC") and P&C (incorporated by reference to Exhibit No. 10.27 to the P&C November 1991 10-Q).

    10.19A Letter Agreement dated October 16, 1991 from SBHC to P&C, setting forth the terms and conditions of the swap transaction and interest rate transaction entered into between SBHC and P&C on October 16, 1991 (incorporated by reference to Exhibit No. 10.27A to the P&C November 1991 10-Q).

    10.20   Interest Rate and Currency Exchange Agreement dated as of
            October 16, 1991 between SBHC and Big Bear (incorporated by reference to Exhibit No. 10.22 to Big Bear's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1991 (the "Big Bear third quarter 1991 10-Q")).

    10.20A Letter Agreement dated October 16, 1991 from SBHC to Big Bear setting forth the terms and conditions of the swap transaction and interest (incorporated by reference to Exhibit No. 10.22A for the Big Bear 1991 third quarter 10-Q).

   *10.21 Employment Agreement, dated as of February 2, 1992, among Penn Traffic, P & C and Claude J. Incaudo (incorporated by reference to Exhibit No. 10.37 to the Penn Traffic 1992 10-K).

- -------------------------
* Management contract, compensatory plan or arrangement.

Exhibit No.                         Description
- -----------                         -----------

   *10.22 The Penn Traffic Company's 1993 Long Term Incentive Plan (filed as Exhibit "A" to Penn Traffic's Proxy Statement filed with the SEC on May 1, 1993 and incorporated herein by reference).

    10.23 First Mortgage, Security Agreement, Financing Statement and Assignment of Leases and Rents dated as of October 25, 1993 by and among Penn Traffic and Onondaga County Industrial Development Agency, as mortgagor and NatWest USA Credit Corp., as mortgagee (incorporated by reference to Exhibit No. 10.24 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended
            October 31, 1993).

    10.24   Underwriting Agreement relating to Debt Securities, dated
            December 14, 1993, between Penn Traffic and Goldman, Sachs & Co. and BT Securities Corporation.

    21.1    Subsidiaries of Penn Traffic.

    23.1    Consent of Price Waterhouse.

- --------------------------------------------------------------------------------

Copies of the above exhibits will be furnished without charge to any shareholder by writing to Treasurer, The Penn Traffic Company, 1200 State Fair Boulevard, Syracuse, New York 13221.

REPORTS ON FORM 8-K


     On October 8, 1993, the Company filed a report on Form 8-K relating to the acquisition of 12 stores formerly operated by Insalaco Markets, Inc. Amendment No. 1 to this Form 8-K was filed on Form 8-K/A on November 24, 1993, pursuant to
Item 7 Financial Statements of Business Acquired, Pro Forma Financial Information and Exhibits. Amendment No. 2 to this Form 8-K was filed on Form 8-K/A on December 13, 1993, pursuant to Item 7 Financial Statements of Business Acquired, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE PENN TRAFFIC COMPANY


          April 29, 1994                 By: /s/ Claude J. Incaudo
          --------------                    ----------------------------
               DATE                         Claude J. Incaudo, President,
                                            Chief Executive Officer and
                                            Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Gary D. Hirsch                          /s/ Eugene R. Sunderhaft
- -------------------------------------       -----------------------------
Gary D. Hirsch, Chairman of the Board       Eugene R. Sunderhaft,
and Director                                Vice President, Secretary
                                            and Treasurer
           April 29, 1994                   (Principal Financial Officer)
           --------------
                DATE
                                                     April 29, 1994
                                                     --------------
                                                          DATE



 /s/ Susan  E. Engel                         /s/ Eugene A. DePalma
- -------------------------------------       -----------------------------
Susan E. Engel, Director                    Eugene A. DePalma, Director

          April 29, 1994                            April 29, 1994
          --------------                            --------------
               DATE                                      DATE


 /s/ Martin A. Fox                           /s/ Joseph J. McCaig
- -------------------------------------       -----------------------------
Martin A. Fox, Director                     Joseph J. McCaig, Director

           April 29, 1994                             April 29, 1994
           --------------                             --------------
                DATE                                       DATE


 /s/ Guido Malacarne                         /s/ Harold S. Poster
- -------------------------------------       -----------------------------
Guido Malacarne, Director                   Harold S. Poster, Director


           April 29, 1994                             April 29, 1994
           --------------                             --------------
                DATE                                       DATE


 /s/ Richard D. Segal
- -------------------------------------
Richard D. Segal, Director

           April 29, 1994
           --------------
                DATE

                            THE PENN TRAFFIC COMPANY
                                   SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
                                 (000'S OMITTED)

COLUMN A                         COLUMN B     COLUMN C    COLUMN D    COLUMN E     COLUMN F
- --------                         --------     --------    --------   ---------     --------
                                 BALANCE AT                            OTHER       BALANCE
                                 BEGINNING    ADDITIONS    RETIRE-    CHANGES      AT END
CLASSIFICATION                   OF PERIOD     AT COST      MENTS   ADD/(DEDUCT)   OF PERIOD
- --------------                   ---------    ---------   --------  ------------  -----------
FOR THE 52 WEEKS ENDED
JANUARY 29, 1994
  Land. . . . . . . . . . . . .  $ 19,154     $  1,814     $    227   $            $ 20,741
  Buildings . . . . . . . . . .   129,227       26,554                   1,860      157,641
  Furniture and fixtures. . . .   314,484       79,477        5,719      1,356      389,598
  Vehicles  . . . . . . . . . .    16,172        5,028        1,550        (64)      19,586
  Leaseholds and improvements .   140,886       23,464        2,200        575      162,725
                                 --------     --------     --------   --------     --------
                                 $619,923     $136,337     $  9,696   $  3,727     $750,291
                                 --------     --------     --------   ---------    --------
                                 --------     --------     --------   ---------    --------

FOR THE 52 WEEKS ENDED
JANUARY 30, 1993
  Land  . . . . . . . . . . . .  $ 17,861     $  1,410     $    117   $            $ 19,154
  Buildings . . . . . . . . . .   124,442       10,405        5,620                 129,227
  Furniture and fixtures. . . .   258,770       65,967        9,218     (1,035)     314,484
  Vehicles  . . . . . . . . . .    15,076        2,287        1,191                  16,172
  Leaseholds and improvements .   116,253       33,066        1,553     (6,880)     140,886
                                 --------     --------     --------   ---------    --------
                                 $532,402     $113,135     $ 17,699   $ (7,915)    $619,923
                                 --------     --------     --------   ---------    --------
                                 --------     --------     --------   ---------    --------

FOR THE 52 WEEKS ENDED
FEBRUARY 1, 1992
  Land  . . . . . . . . . . . .  $ 13,715     $    912     $          $  3,234     $ 17,861
  Buildings . . . . . . . . . .   101,687        9,268                  13,487      124,442
  Furniture and fixtures. . . .   224,563       26,571        7,646     15,282      258,770
  Vehicles  . . . . . . . . . .    14,510        1,964        1,867        469       15,076
  Leaseholds and improvements .   115,069       13,652        1,120    (11,348)     116,253
                                 --------     --------     --------   --------     --------
                                 $469,544     $ 52,367     $ 10,633   $ 21,124(A)  $532,402
                                 --------     --------     --------   ---------    --------
                                 --------     --------     --------   ---------    --------

(A) Partially represents the fixed asset basis adjustment recorded in connection with the retroactive adoption of SFAS 109, as follows:

                    Land                                      $ 3,234
                    Buildings                                  13,609
                    Furniture and fixtures                     11,925
                    Vehicles                                      174
                    Leaseholds and improvements                16,017
                                                              -------
                                                              $44,959
                                                              -------
                                                              -------

                            THE PENN TRAFFIC COMPANY
                                   SCHEDULE V
                     LEASED FACILITIES UNDER CAPITAL LEASES
                                 (000'S OMITTED)


COLUMN A                     COLUMN B    COLUMN C    COLUMN D    COLUMN E    COLUMN F
- --------                     --------    --------    --------    --------    --------
                             BALANCE AT                           OTHER       BALANCE
                             BEGINNING   ADDITIONS   RETIRE-     CHANGES      AT END
CLASSIFICATION               OF PERIOD    AT COST     MENTS     ADD(DEDUCT) OF PERIOD
- --------------               ---------   ---------   --------   ----------- ----------
For the 52 Weeks Ended
January 29, 1994 . . . . .   $168,234    $  7,613    $  2,157    $           $173,690
                             --------    --------    --------    --------    --------
                             --------    --------    --------    --------    --------

For the 52 Weeks Ended
January 30, 1993 . . . . .   $135,161    $ 35,515    $  2,443    $      1    $168,234
                             --------    --------    --------    --------    --------
                             --------    --------    --------    --------    --------

For the 52 Weeks Ended
January 1, 1992. . . . . .   $101,457    $ 29,694    $  1,392    $  5,402(A) $135,161
                             --------    --------    --------    --------    --------
                             --------    --------    --------    --------    --------


(A) Primarily represents the fixed asset basis adjustment recorded in connection with the retroactive adoption of SFAS 109.

                            THE PENN TRAFFIC COMPANY
                                   SCHEDULE VI
                          RESERVES FOR DEPRECIATION OF
                          PROPERTY, PLANT AND EQUIPMENT
                                 (000'S OMITTED)


COLUMN A                       COLUMN B     COLUMN C    COLUMN D    COLUMN E     COLUMN F
- --------                       --------     --------    --------   ---------     --------
                               BALANCE AT                            OTHER       BALANCE
                               BEGINNING    ADDITIONS    RETIRE-    CHANGES      AT END
CLASSIFICATION                 OF PERIOD     AT COST      MENTS    ADD(DEDUCT)   OF PERIOD
- --------------                 ---------    ---------   --------   -----------  -----------
For the 52 Weeks Ended
January 29, 1994

  Buildings . . . . . . . . .  $ 17,330     $  4,835     $          $  1,265     $ 23,430
  Furniture and fixtures         96,362       37,068        3,314      3,100      133,216
  Vehicles  . . . . . . . . .     8,841        3,019        1,524        160       10,496
  Leaseholds and improvements    38,620       11,876        1,775     (1,300)      47,421
                               --------     --------     --------   --------     --------
                               $161,153     $ 56,798     $  6,613   $  3,225     $214,563
                               --------     --------     --------   --------     --------
                               --------     --------     --------   --------     --------

For the 52 Weeks Ended
January 30, 1993

  Buildings . . . . . . . . .  $ 14,595     $  4,101     $  1,366   $            $ 17,330
  Furniture and fixtures. . .    75,607       31,006        7,525     (2,726)      96,362
  Vehicles  . . . . . . . . .     7,457        2,784        1,101       (299)       8,841
  Leaseholds and improvements    28,311       11,554        1,019       (226)      38,620
                               --------     --------     --------   ---------    --------
                               $125,970     $ 49,445     $ 11,011   $ (3,251)    $161,153
                               --------     --------     --------   --------     --------
                               --------     --------     --------   --------     --------

For the 52 Weeks Ended
February 1, 1992

  Buildings . . . . . . . . .  $ 10,778     $  3,817     $          $            $ 14,595
  Furniture and fixtures. . .    50,028       29,615        7,053      3,017       75,607
  Vehicles  . . . . . . . . .     6,277        2,665        1,816        331        7,457
  Leaseholds and improvements    21,831       11,554          979     (4,188)      28,311
                               --------     --------     --------   --------     --------
                               $ 88,914     $ 49,445     $  9,848   $   (840)    $125,970
                               --------     --------     --------   --------     --------
                               --------     --------     --------   --------     --------

                            THE PENN TRAFFIC COMPANY
                                   SCHEDULE VI
                 RESERVES FOR AMORTIZATION OF LEASED FACILITIES
                              UNDER CAPITAL LEASES
                                 (000'S OMITTED)


COLUMN A                     COLUMN B    COLUMN C    COLUMN D    COLUMN E    COLUMN F
- --------                     --------    --------    --------    --------    --------
                             BALANCE AT                           OTHER       BALANCE
                             BEGINNING   ADDITIONS   RETIRE-     CHANGES      AT END
CLASSIFICATION               OF PERIOD    AT COST     MENTS     ADD(DEDUCT) OF PERIOD
- --------------               ---------   ---------   --------   ----------- ----------
For the 52 Weeks Ended
January 29, 1994 . . . . . .  $29,900     $11,758    $ 2,069     $           $39,589
                              -------     -------    -------     -------     -------
                              -------     -------    -------     -------     -------

For the 52 Weeks Ended
January 30, 1993 . . . . . .  $20,482     $10,532    $ 1,114     $           $29,900
                              -------     -------    -------     -------     -------
                              -------     -------    -------     -------     -------

For the 52 Weeks Ended
January 1, 1992. . . . . . .  $12,329     $ 8,655    $   502     $           $20,482
                              -------     -------    -------     -------     -------
                              -------     -------    -------     -------     -------

                            THE PENN TRAFFIC COMPANY

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (000'S OMITTED)


COLUMN A                      COLUMN B       COLUMN C     COLUMN D      COLUMN E
- --------                      --------       --------     --------      --------
                                             ADDITIONS
                               BALANCE       CHARGED      DEDUCTIONS    BALANCE
                             AT BEGINNING    TO COSTS       FROM         AT END
DESCRIPTION                   OF PERIOD    AND EXPENSES   ACCOUNTS     OF PERIOD
- -----------                   ---------    ------------   --------     ---------
Reserve deducted from asset
to which it applies:

For the 52 Weeks Ended
January 29, 1994
  Provision for doubtful
  accounts. . . . . . . . . .  $   661       $ 1,806      $ 1,727(a)    $   740
                               -------       -------      -------       -------
                               -------       -------      -------       -------


For the 52 Weeks Ended
January 30, 1993
  Provision for doubtful
  accounts. . . . . . . . . .  $   643       $ 1,196      $ 1,178(a)    $   661
                               -------       -------      -------       -------
                               -------       -------      -------       -------


For the 52 Weeks Ended
February 1, 1992
  Provision for doubtful
  accounts . . . . . . . . .   $   595       $ 1,987      $ 1,939(a)    $   643
                               -------       -------      -------       -------
                               -------       -------      -------       -------

(a)  Uncollectible receivables written off net of recoveries.

                            THE PENN TRAFFIC COMPANY

                                  SCHEDULE X

                    SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                   (000's omitted)



COLUMN A                                                       COLUMN B
- --------                                                       --------
                                                   CHARGED TO COSTS AND EXPENSES
                                     --------------------------------------------------------
                                         FOR THE             FOR THE             FOR THE
                                      52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                     JANUARY 29, 1994    JANUARY 30, 1993    FEBRUARY 1, 1992
                                     ----------------    ----------------    ----------------

ITEM
- ----

Advertising . . . . . . . . . . .        $ 34,882           $ 35,014             $ 35,128
                                         --------           --------             --------
                                         --------           --------             --------


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT") BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

NONE

                            THE PENN TRAFFIC COMPANY
                                INDEX TO EXHIBITS


Exhibit No.                           Description
- -----------                           -----------

     2.1 Agreement and Plan of Merger dated January 25, 1987 among PTC Holdings, Inc., PTC Acquisition Corp. and The Penn Traffic Company ("Penn Traffic") (filed as Annex "A" to Penn Traffic's Proxy Statement filed with the Securities and Exchange Commission (the "SEC") March 20, 1987 and incorporated herein by reference).

     2.2 Agreement and Plan of Merger dated as of April 29, 1987 among Riverside Acquisition Company, Limited Partnership, PTC Holdings, Inc. and Penn Traffic (incorporated by reference to Exhibit No. 2.2 to Penn Traffic's Registration Statement on Form S-1 (Reg. No. 33-12926) filed on
                     March 27, 1987 with the SEC and referred to herein as the "1987 Registration Statement").

     2.3 Agreement and Plan of Merger between Penn Traffic and Penn Traffic Merger Company, Incorporated dated as of June 4, 1993 (incorporated by reference to Exhibit No. 2.3 to Penn Traffic's Registration Statement on Form S-3 (Reg. No. 33-51824) filed on October 2, 1992 with the SEC and referred to herein as the "October 1992 Registration Statement").

     2.4 Certificate of Merger for merger of Penn Traffic into Penn Traffic Merger Company, Incorporated dated September 18, 1992 (incorporated by reference to Exhibit No. 2.4 to the October 1992 Registration Statement).

     2.5 Certificate of Merger for merger of Penn Traffic Acquisition Corporation into Penn Traffic dated April 14, 1993 (incorporated by reference to Exhibit No. 2.5 to Penn Traffic's Registration Statement on Form S-3 (Reg. No. 33-51213) filed on December 8, 1993 with the SEC and referred to herein as the "December 1993 Registration Statement").

     2.6 Plan of Merger dated as of February 25, 1993 for the merger of P&C Food Markets, Inc. ("P&C") into Penn Traffic (incorporated by reference to Exhibit No. 2.6 to Penn Traffic's Registration Statement on Form S-3 (Reg. No. 33-58918) filed on April 7, 1993 with the SEC and referred to herein as the "April 1993 Registration Statement").

     2.7 Certificates of Merger for merger of P&C into Penn Traffic dated April 14, 1993 (incorporated by reference to Exhibit No. 2.7 to the December 1993 Registration Statement).

     2.8 Agreement and Plan of Merger dated as of February 25, 1993 by and among Penn Traffic, Penn Traffic Acquisition Corporation and Big Bear Stores Company ("Big Bear") (incorporated by reference to Exhibit No. 2.8 to the April 1993 Registration Statement).

Exhibit No.                           Description
- -----------                           -----------

     2.9 Certificate of Merger for merger of Big Bear into Penn Traffic Acquisition Corporation dated April 14, 1993 (incorporated by reference to Exhibit No. 2.9 to the December 1993 Registration Statement).


     2.10 Asset Purchase Agreement dated as of December 9, 1992 between Penn Traffic and Peter J. Schmitt Co., Inc. (the "December 9, 1992 Asset Purchase Agreement") (incorporated by reference to Exhibit No. 2.1 to Penn Traffic's Current Report on Form 8-K filed on January 18, 1993 with the SEC and referred to herein as the "Penn Traffic 1993 8-K").

     2.10A Letter Agreement dated December 31, 1992 with respect to the December 9, 1992 Asset Purchase Agreement (incorporated by reference to Exhibit No. 2.1A to the Penn Traffic 1993 8-K).

     2.11 Asset Purchase Agreement dated as of December 29, 1992 between Penn Traffic and Peter J. Schmitt Co., Inc. (the "December 29, 1992 Asset Purchase Agreement") (incorporated by reference to Exhibit No. 2.2 to the Penn Traffic 1993 8-K).

     2.11A Letter Agreement dated December 30, 1992 with respect to the December 29, 1992 Asset Purchase Agreement (incorporated by reference to Exhibit No. 2.2A to the Penn Traffic 1993 8-K).

     2.12 Agreement of Purchase and Sale, dated as of August 27, 1993, by and between Insalaco Markets, Inc., Insalaco's Old Forge, Inc., Insalaco's Clarks Green, Inc., Insalaco's Supermarkets Warehouse, Insalaco Enterprises, Insalaco's Real Estate, Insalaco's Foodliner, Eagle Valley Realty, Tannersville Realty Company and Penn Traffic (incorporated by reference to Exhibit No. 10.23 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993 and referred to herein as the "Penn Traffic July 1993 10-Q").

     3.1 Certificate of Incorporation of Penn Traffic (incorporated by reference to Exhibit No. 3.1 to the October 1992 Registration Statement).

     3.2 Amended and Restated By-Laws of Penn Traffic (incorporated by reference to Exhibit No. 3.2 to the December 1993 Registration Statement).

     4.1             Certificate of Incorporation of Penn Traffic (filed as
                     Exhibit No. 3.1).

     4.2             Amended and Restated By-Laws of Penn Traffic (filed as
                     Exhibit No. 3.2).

     4.3 Indenture, including form of 13 3/4% Senior Subordinated Note Due 1999 of Big Bear, dated as of June 29, 1989 between Big Bear and Bankers Trust Company ("Bankers Trust"), as Trustee (incorporated by reference to Exhibit No. 4.2 to the Transition Report on Form 10-K filed by Big Bear on July 28, 1989 for the period ended April 1, 1989 and referred to herein as the "Big Bear Transition Report").

Exhibit No.                           Description
- -----------                           -----------

     4.3A First Supplemental Indenture dated as of April 15, 1993 between Penn Traffic and Bankers Trust, as Trustee relating to the 13 3/4% Senior Subordinated Notes Due 1999 (incorporated by reference to Exhibit No. 4.5A to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1993 and referred to herein as the "Penn Traffic May 1993 10-Q").

     4.4 Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.4 to the 1987 Registration Statement).

     4.5 Indenture, including form of 11 1/2% Senior Note Due 2001, dated as of October 16, 1991 between P&C and Bankers Trust, as Trustee (incorporated by reference to Exhibit No. 10.25 to P&C's quarterly report on Form 10-Q for the fiscal quarter ended November 2, 1991 and referred to herein as the "P&C November 1991 10-Q").

     4.5A First Supplemental Indenture dated as of April 15, 1993 between the Company and Bankers Trust, as Trustee, relating to the 11 1/2% Senior Notes Due 2001 (incorporated by reference to Exhibit No. 4.10A to the Penn Traffic May 1993 10-Q).

     4.6 Indenture, including form of 10 1/4% Senior Note Due February 15, 2002, dated as of February 18, 1992 between Penn Traffic and Marine Midland Bank, N.A., Trustee (incorporated by reference to Exhibit No. 4.13 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended February 1, 1992 and referred to herein as the "Penn Traffic 1992 10-K").

    4.6A First Supplemental Indenture dated as of June 10, 1992 to the Indenture dated as of February 18, 1992, relating to the 10 1/4% Senior Notes Due 2002, between Penn Traffic and Marine Midland Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.15A to the October 1992 Registration Statement).

    4.6B Second Supplemental Indenture dated as of September 18, 1992 to the Indenture dated as of February 18, 1992, relating to the 10 1/4% Senior Notes Due 2002, between Penn Traffic and Marine Midland Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.15B to the October 1992 Registration Statement).

    4.7 Indenture, including form of 10 3/8% Senior Note Due October 1, 2004, dated as of October 1, 1992, between Penn Traffic and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit No. 4.16 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1992).

    4.8 Indenture, including form of 9 5/8% Senior Subordinated Note Due April 15, 2005, dated as of April 15, 1993, between Penn Traffic and First Trust of California, National Association, as Trustee (incorporated by reference to Exhibit No. 4.14 to the Penn Traffic May 1993 10-Q).

Exhibit No.                           Description
- -----------                           -----------

   +4.9 Indenture, including form of 8 5/8% Senior Note Due December 15, 2003, dated as of December 15, 1993, between Penn Traffic and United States Trust Company of New York, as Trustee.

    10.1 Membership and Licensing Agreement dated April 18, 1982 among TOPCO Associates, Inc. (Cooperative), Kingston Marketing Co. and Penn Traffic (incorporated by reference to Exhibit No. 10.2 to the 1987 Registration Statement).

   *10.2 The Penn Traffic Company Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.3 to the 1987 Registration Statement).

   *10.3 The Penn Traffic Company Severance Pay Plan (incorporated by reference to Exhibit No. 10.5 to the 1987 Registration Statement).

   *10.4 Riverside Division of The Penn Traffic Company Bargaining Employees Pension Plan (incorporated by reference to Exhibit No. 10.6 to the 1987 Registration Statement).

   *10.5 Pension Plan for Non-Bargaining Employees of Riverside Division of The Penn Traffic Company (incorporated by reference to Exhibit No. 10.7 to the 1987 Registration Statement).

   *10.6 Johnstown Sanitary Dairy Pension Plan for Bargaining Employees (incorporated by reference to Exhibit No. 10.8 to the 1987 Registration Statement).

   *10.7 Johnstown Sanitary Dairy Salaried Personnel Pension Plan (incorporated by reference to Exhibit No. 10.9 to the 1987 Registration Statement).

   *10.8 Quality Markets, Inc. ("Quality") Profit Sharing Plan (incorporated by reference to Exhibit No. 10.11 to the 1987 Registration Statement).

    10.9 Loan and Security Agreement (the "Loan and Security Agreement") among Penn Traffic, Quality, Dairy Dell, Big M Supermarkets, Inc. ("Big M") , Penny Curtiss Baking Company Inc. ("Penny Curtiss"), and Hart Stores, Inc. ("Hart"), the lenders party thereto and NatWest USA Credit Corp., as Agent, dated March 5, 1993 (incorporated by reference to Exhibit No. 10.2 to the April 1993 Registration Statement).

- ----------------------
* Management contract, compensatory plan or arrangement.
+ Filed herein.

Exhibit No.                           Description
- -----------                           -----------

    10.9A Amendment No. 1, dated March 12, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.2A to the April 1993 Registration Statement).

    10.9B Amendment No. 2, dated as of March 24, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.2B to the April 1993 Registration Statement).

    10.9C Waiver Letter dated as of April 14, 1993, among the lenders under the Loan and Security Agreement, Penn Traffic, Quality, Dairy Dell, Big M, Penny Curtiss and Hart (incorporated by reference to Exhibit No. 10.22C to the Penn Traffic May 1993 10-Q).

    10.9D Amendment No. 3, dated as of April 15, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.22D to the Penn Traffic May 1993 10-Q).

    10.9E Amendment No.4, dated as of August 20, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.22E to the Penn Traffic July 1993 10-Q).

   +10.10 Engagement Letter dated as of January 30, 1994 by and among Penn Traffic and Miller Tabak Hirsch + Co.

   *10.11 U-Save Foods, Inc. Employees' Retirement Plan (incorporated by reference to Exhibit No. 10.17 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended January 30,
                     1988).

    10.12 Form of Tax Payment Agreement dated as of August 6, 1988 by and between Penn Traffic and P&C (incorporated by reference to Exhibit No. 10.19 to P & C's Registration Statement on Form S-1 (No. 33-23769) filed on August 15, 1988 with the
                     SEC).

    10.13 Tax Payment Agreement dated as of April 1, 1989 by and between Penn Traffic and Big Bear (incorporated by reference to Exhibit No. 10.39 to the Big Bear Transition Report).

   *10.14 The Penn Traffic Company 1988 Stock Option Plan (incorporated by reference to Exhibit No. 10.19 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended February 3, 1990 and referred to herein as the "Penn Traffic 1990 10-K").


- ----------------------
* Management contract, compensatory plan or arrangement.
+ Filed herein.

Exhibit No.                        Description
- -----------                        -----------

   *10.15 The Penn Traffic Company Directors' Stock Option Plan (incorporated by reference to Exhibit No. 10.20 to the Penn Traffic 1990 10-K).

    10.16 Form of Management Subscription Agreement entered into by and between Riverside Acquisition Company, Limited Partnership and certain members of management of Penn Traffic (incorporated by reference to Exhibit No. 10.21 to the Penn Traffic 1990 10-K).

    10.17 Lease dated as of April 27, 1990, between P&C and C&S Wholesale Grocers, Inc. (incorporated by reference to Exhibit No. 10.23 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 1990 and referred to herein as the "Penn Traffic August 1990 10-Q").

    10.18 Agreement and Master Sublease dated as of July 30, 1990, by and between The Grand Union Company and P&C (incorporated by reference to Exhibit No. 10.24 to the Penn Traffic August 1990 10-Q).

    10.19   Interest Rate and Currency Exchange Agreement dated as of
            October 16, 1991 between Salomon Brothers Holding Company, Inc. ("SBHC") and P&C (incorporated by reference to Exhibit No. 10.27 to the P&C November 1991 10-Q).

    10.19A Letter Agreement dated October 16, 1991 from SBHC to P&C, setting forth the terms and conditions of the swap transaction and interest rate transaction entered into between SBHC and P&C on October 16, 1991 (incorporated by reference to Exhibit No. 10.27A to the P&C November 1991 10-Q).

    10.20   Interest Rate and Currency Exchange Agreement dated as of
            October 16, 1991 between SBHC and Big Bear (incorporated by reference to Exhibit No. 10.22 to Big Bear's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1991 (the "Big Bear third quarter 1991 10-Q")).

    10.20A Letter Agreement dated October 16, 1991 from SBHC to Big Bear setting forth the terms and conditions of the swap transaction and interest (incorporated by reference to Exhibit No. 10.22A for the Big Bear 1991 third quarter 10-Q).

   *10.21 Employment Agreement, dated as of February 2, 1992, among Penn Traffic, P & C and Claude J. Incaudo (incorporated by reference to Exhibit No. 10.37 to the Penn Traffic 1992 10-K).

- ----------------------
* Management contract, compensatory plan or arrangement.

Exhibit No.                        Description
- -----------                        -----------

   *10.22 The Penn Traffic Company's 1993 Long Term Incentive Plan (filed as Exhibit "A" to Penn Traffic's Proxy Statement filed with the SEC on May 1, 1993 and incorporated herein by reference).

    10.23 First Mortgage, Security Agreement, Financing Statement and Assignment of Leases and Rents dated as of October 25, 1993 by and among Penn Traffic and Onondaga County Industrial Development Agency, as mortgagor and NatWest USA Credit Corp., as mortgagee (incorporated by reference to Exhibit No. 10.24 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended
            October 31, 1993).

    +10.24  Underwriting Agreement relating to Debt Securities, dated
            December 14, 1993, between Penn Traffic and Goldman, Sachs & Co. and BT Securities Corporation.


    +21.1   Subsidiaries of Penn Traffic.

    +23.1   Consent of Price Waterhouse.


+ Filed herein.