Form 10-Q
period 1994-04-30
PENN TRAFFIC CO
filed 1994-06-14
CIK 77155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended April 30, 1994

                                       OR


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ________ to ________

                         Commission file number 1-9930

                            THE PENN TRAFFIC COMPANY
             (Exact name of registrant as specified in its charter)


                Delaware                               25-0716800
        (State of incorporation)           (IRS Employer Identification No.)

 1200 State Fair Boulevard, Syracuse, NY                13209
(Address of principal executive offices)              (Zip code)


                                 (315) 453-7284
                               (Telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                YES  X . NO    .
                                    ---     ---

           Common stock, par value $1.25 per share: 10,846,251 shares outstanding as of June 1, 1994


                                    1 of 13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
    except per share data)

                                 THIRTEEN WEEKS ENDED THIRTEEN WEEKS ENDED
                                        APRIL 30,           MAY 1,
                                           1994              1993
                                        ----------        ---------
TOTAL REVENUES                          $  809,961       $  762,040

COST AND OPERATING EXPENSES:
   Cost of sales (including
     buying and occupancy cost)            631,458          593,757
   Selling and administrative
     expenses                              145,112          136,724
                                        ----------       ----------
OPERATING INCOME                            33,391           31,559
   Interest expense                         29,024           30,759
                                        ----------       ----------
INCOME BEFORE INCOME TAXES,
   EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                 4,367              800
   Provision for income taxes                2,111              381
                                        ----------       ----------
INCOME BEFORE
   EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                   2,256              419
   Extraordinary item (net of
     tax benefit) (Note 4)                  (2,276)         (17,602)
                                        ----------       ----------
LOSS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE              (20)         (17,183)
   Cumulative effect of change in
     accounting principle
     (net of tax benefit) (Note 6)          (5,790)
                                        ----------       ----------
NET LOSS                                    (5,810)         (17,183)
   Preferred dividends                                         (159)
                                        ----------       ----------
NET LOSS APPLICABLE TO COMMON STOCK     $   (5,810)      $  (17,342)
                                        ----------       ----------
                                        ----------       ----------
PER SHARE DATA:
   Income before extraordinary item
     and cumulative effect of change
     in accounting principle (after
     preferred dividends)               $      .20       $      .03
   Extraordinary item                         (.20)           (2.03)
   Cumulative effect of change in
     accounting principle                     (.52)
                                        ----------       ----------
   Net loss                             $     (.52)      $    (2.00)
                                        ----------       ----------
                                        ----------       ----------

   Average number of common shares
      outstanding                       11,171,258        8,691,177
                                        ----------       ----------
                                        ----------       ----------

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET


(All dollar amounts in thousands)                UNAUDITED
     ASSETS                                    APRIL 30, 1994  JANUARY 29, 1994
                                               --------------  ----------------
CURRENT ASSETS:
  Cash and short-term investments               $   43,840        $   82,467
  Accounts and notes receivable
    (less allowance for doubtful
     accounts of $915 and
     $740, respectively)                            60,952            60,020
 Inventories (Note 3)                              350,699           348,455
 Prepaid expenses and other current assets          10,335             9,939
                                                 ---------         ---------
     Total Current Assets                          465,826           500,881
NONCURRENT ASSETS:
  Capital leases - net                             131,703           134,101
  Property, plant and equipment - net              536,348           535,728
  Intangible assets - net                          374,963           377,450
  Other assets and deferred charges - net           88,362            84,741
                                                ----------        ----------
     Total Assets                               $1,597,202        $1,632,901
                                                ----------        ----------
                                                ----------        ----------
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt          $    3,794        $    4,208
  Current portion of obligations
   under capital leases                              8,941             8,773
  Trade accounts and drafts payable                182,782           183,967
  Payroll and other accrued liabilities             66,797            73,579
  Accrued interest expense                          14,676            28,690
  Accrued employee benefit costs                     1,421               449
  Payroll taxes and other taxes payable             20,214            18,901
  Deferred income taxes                             20,559            24,669
                                                ----------        ----------
     Total Current Liabilities                     319,184           343,236
NONCURRENT LIABILITIES:
  Long-term debt                                 1,021,818         1,021,896
  Obligations under capital leases                 129,571           131,148
  Deferred income taxes                             72,355            72,411
  Other noncurrent liabilities                      44,987            49,228
                                                ----------        ----------
     Total Liabilities                           1,587,915         1,617,919
                                                ----------        ----------
SHAREHOLDERS' EQUITY:
  Preferred stock - authorized 10,000,000
   shares at $1.00 par value; none issued
  Common stock - authorized 30,000,000
   shares at $1.25 par value;
   10,845,951 shares and 10,840,151 shares
   issued and outstanding, respectively             13,559            13,550
  Capital in excess of par value                   179,193           179,087
  Retained deficit                                (167,952)         (162,924)
  Minimum pension liability adjustment              (4,963)           (4,963)
  Unearned compensation                            (10,550)           (9,768)
                                                ----------        ----------
     Total Shareholders' Equity                      9,287            14,982
                                                ----------        ----------
     Total Liabilities and Shareholders'
        Equity                                  $1,597,202        $1,632,901
                                                ----------        ----------
                                                ----------        ----------

See Notes to Interim Consolidated Financial Statements.



                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

(All dollar amounts in thousands)
                                                      THIRTEEN       THIRTEEN
                                                     WEEKS ENDED    WEEKS ENDED
                                                   April 30, 1994   May 1, 1993
OPERATING ACTIVITIES:                              --------------   -----------

    Net loss                                         $  (5,810)      $ (17,183)
    Adjustments to reconcile net loss to
       net cash (used in) provided by
       operating activities:
         Cumulative effect of change in
           accounting principle                          5,790
         Depreciation and amortization                  17,983          16,942
         Amortization of intangibles                     3,723           2,929
         Other - net                                    (3,954)        (12,461)
     Net change in assets and liabilities:
       Accounts receivable and prepaid expenses         (2,015)            829
       Inventories                                      (2,244)        (17,958)
       Accounts payable and accrued expenses           (35,820)        (17,279)
       Deferred charges and other assets                 1,915           1,281
                                                     ---------       ---------
NET CASH (USED IN) OPERATING ACTIVITIES                (20,432)        (42,900)
                                                     ---------       ---------
INVESTING ACTIVITIES:

     Capital expenditures                              (15,424)        (23,394)
     Proceeds from sale of assets                           74             832
     Other - net                                          (300)            (55)
                                                     ---------       ---------
NET CASH (USED IN) INVESTING ACTIVITIES                (15,650)        (22,617)
                                                     ---------       ---------
FINANCING ACTIVITIES:

     Issuance of Penn Traffic common stock - net                        74,800
     Purchase of subsidiary securities                                 (10,814)
     Increase in long-term debt                                        400,000
     Payments to settle long-term debt                 (39,392)       (279,612)
     Borrowing of revolver debt                        107,400         136,977
     Repayment of revolver debt                        (68,500)       (149,777)
     Reduction of capital lease obligations             (1,904)         (2,041)
     Payment of debt issuance costs                       (263)        (12,568)
     Preferred dividends and other - net                   114            (159)
                                                     ---------       ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (2,545)        156,806
                                                     ---------       ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (38,627)         91,289
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        82,467          54,840
                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  43,840       $ 146,129
                                                     ---------       ---------
                                                     ---------       ---------

See Notes to Interim Consolidated Financial Statements.

                         THE PENN TRAFFIC COMPANY
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended
January 29, 1994.

     Net income (loss) per share of common stock is based on the average number of shares of common stock outstanding during each period, after giving effect to preferred stock dividends. Fully diluted income per share is not presented for each of the periods since the reduction from primary income per share is less than three percent.

     During the fiscal quarter ended April 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112") (Note 6).

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION

(in thousands of dollars)


FIRST QUARTER, FISCAL 1995

  Operating Income                           $     33,391

  Depreciation and Amortization                    21,706

  LIFO Provision                                       25

  Cash Interest Expense                            28,013


FIRST QUARTER, FISCAL 1994

  Operating Income                           $     31,559

  Depreciation and Amortization                    19,871

  LIFO Provision                                      560

  Cash Interest Expense                            30,266






NOTE 3 - INVENTORIES

     If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $14,378,000 and $14,353,000 higher than reported at April 30, 1994 and January 29, 1994, respectively.


NOTE 4 - EXTRAORDINARY ITEM

     During the first quarter of fiscal 1995, the Company had an extraordinary charge of $2.3 million (net of $1.6 million income tax benefit) and during the first quarter of fiscal 1994, had an extraordinary charge of $17.6 million (net of $11.5 million income tax benefit). Both of these extraordinary charges related to the early retirement of debt.

NOTE 5 - INVESTMENT

     EQUITY INTEREST IN THE GRAND UNION COMPANY

     Penn Traffic holds an indirect ownership interest representing approximately 17.8% of the common stock of Grand Union Holdings Corporation ("GU Holdings"), the indirect corporate parent of The Grand Union Company ("Grand Union"), on a fully diluted basis. Penn Traffic's ownership interest in GU Holdings was acquired in July 1989 (Fiscal 1990) and is held through GAC Holdings, whose other investors include Miller Tabak Hirsch + Co. ("MTH") and individuals affiliated with MTH, certain management employees of Penn Traffic and other investors.

     The Company is accounting for its investment in Grand Union under the equity method. The investment was recorded originally at cost of $18,250,000. The carrying value of the investment was totally written off as of February 2, 1991.


NOTE 6 - CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The Company's postemployment benefits covered by SFAS 112 are primarily disability related claims covering indemnity and medical payments. The obligation for these claims is measured using actuarial techniques and assumptions including appropriate discount rates. The cumulative effect of the change in accounting principle determined as of January 30, 1994 reduced net income by $5.8 million (net of $4.1 million income tax benefit).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 30, 1994 ("FIRST QUARTER FISCAL 1995")
COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 1993 ("FIRST QUARTER FISCAL 1994")

     Net loss was $5.8 million for First Quarter Fiscal 1995 compared to $17.2 million in First Quarter Fiscal 1994. The improvement was primarily due to a $15.3 million decrease in extraordinary charges related to debt retirement and a $1.8 million increase in income before extraordinary item and the cumulative effect of a change in accounting principle, partially offset by a $5.8 million charge recorded to reflect the adoption of Statement of Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112").

     The following table sets forth statement of operations components expressed as a percentage of total revenues for First Quarter Fiscal 1995 and First Quarter Fiscal 1994:

                                         First Quarter Ended
                                         -------------------
                                        April 30,       May 1,
                                          1994           1993
                                        ---------      --------
Total revenues                           100.0%         100.0%
Gross profit (1)                          22.0           22.0
Selling and administrative
  expenses                                17.9           17.9
Operating income                           4.1            4.1
Interest expense                           3.6            4.0
Income before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principles                               0.5            0.1
Net loss                                  (0.7)          (2.3)


(1) Total revenues less cost of goods sold.

     Total revenues for First Quarter Fiscal 1995 increased to $810.0 million from $762.0 million in First Quarter Fiscal 1994. The increase in total revenues is primarily the result of the increase in retail supermarket sales resulting from the acquisition of the Insalaco stores in September 1993. Retail operations, wholesale operations and the food processing businesses contributed 82.6%, 13.7% and 3.7%, respectively, to First Quarter Fiscal 1995 total revenues. Wholesale supermarket sales decreased in First Quarter Fiscal 1995 to $109.2 million from First Quarter Fiscal 1994 results of $114.9 million. Sales from retail supermarkets existing in both periods, "same store sales," increased .9% in First Quarter Fiscal 1995.

     In First Quarter Fiscal 1995, gross profit was $178.5 million compared to First Quarter Fiscal 1994 gross profit of $168.3 million, representing 22.0% of total revenues in both periods.

     Selling and administrative expenses for First Quarter Fiscal 1995 were $145.1 million compared with $136.7 million in First Quarter Fiscal 1994. Selling and administrative expenses as a percentage of total revenues were 17.9% in both periods.

     Depreciation and amortization of $21.7 million in First Quarter Fiscal 1995 and $19.9 million in First Quarter Fiscal 1994 represented 2.7% and 2.6% of total revenues, respectively. This increase is primarily the result of the Company's capital expenditure program.

     Operating income for First Quarter Fiscal 1995 increased by $1.8 million to $33.4 million from $31.6 million in First Quarter Fiscal 1994. Operating income as a percentage of total revenues was 4.1% in both periods.

     Interest expense for First Quarter Fiscal 1995 and First Quarter Fiscal 1994 was $29.0 million and $30.8 million, respectively. The decrease in interest expense is attributed to a decline in the average interest rate on the Company's outstanding debt. This rate decline is the direct result of the Company's debt refinancing activities in Fiscal 1994.

     Income before income taxes, extraordinary item, and the cumulative effect of a change in accounting principle was $4.4 million for First Quarter Fiscal 1995, compared to $0.8 million for First Quarter Fiscal 1994.

     The income tax provision was $2.1 million for First Quarter Fiscal 1995 compared to $0.4 million in First Quarter Fiscal 1994 in both periods. The effective tax rates vary from the statutory rate due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

      The $2.3 million extraordinary item (net of $1.6 million income tax benefit) in First Quarter Fiscal 1995 and the $17.6 million extraordinary item (net of $11.5 million income tax benefit) in First Quarter Fiscal 1994 relate to the early retirement of debt.

     The Company adopted SFAS 112 in First Quarter Fiscal 1995. The cumulative effect of this change in accounting principle was a charge of $5.8 million (net of $4.1 million income tax benefit) (Note 6).

LIQUIDITY AND CAPITAL RESOURCES

     During First Quarter Fiscal 1995, operating income increased to $33.4 million from $31.6 million for First Quarter Fiscal 1994. Interest expense for First Quarter Fiscal 1995 was $29.0 million as compared to $30.8 million during First Quarter Fiscal 1994. Income before extraordinary item and the cumulative effect of a change in accounting principle for First Quarter Fiscal 1995 was $2.3 million as compared to $.4 million for First Quarter Fiscal 1994.

     Payments of principal and interest on the Company's $1,025.6 million long-term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt of $3.3 million, $4.1 million and $2.7 million are due during the remainder of Fiscal 1995, Fiscal 1996 and Fiscal 1997, respectively.

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $200 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. Total availability under the Revolving Credit Facility was $130.3 million at April 30, 1994.

     During First Quarter Fiscal 1995, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

     During First Quarter Fiscal 1995, the Company repurchased $32.8 million of 13 3/4% Senior Subordinated Notes due 1999 and $5.8 million of 11 1/2% Senior Notes due 2001.

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

     Cash flows to meet the Company's requirements for operating, investing and financing activities in First Quarter Fiscal 1995 are reported in the Consolidated Statement of Cash Flows. For the 13-week period ended April 30, 1994, the Company experienced a negative cash flow from operating activities of $20.4 million.

     Working capital decreased by $11.0 million from January 29, 1994 to April 30, 1994.

     The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements. The Company's debt agreements provide restrictive covenants on the payment of dividends to its shareholders. As of April 30, 1994, no dividend payments to its shareholders could have been made under the most restrictive of these limitations.

     The Company expects to spend approximately $130 million on capital expenditures, including capital leases, during Fiscal 1995. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility and new capital leases. Capital expenditures will be principally for new stores, replacement stores and remodels. Eleven new or replacement stores and five remodels were under construction as of April 30, 1994. Capital expenditures, including capital leases, were approximately $15.9 million for First Quarter Fiscal 1995.


PART II.  OTHER INFORMATION

     All items which are not applicable or to which the answer is negative have been omitted from this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 7, 1994. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company's Board of Directors, by the following votes:

                                           FOR         WITHHELD
                                           ---         --------
          Eugene A. DePalma             9,466,766      101,469
          Susan E. Engel                9,466,901      101,334
          Claude J. Incaudo             9,466,671      101,563

     At the Annual Meeting, the selection of Price Waterhouse as auditors for the Company for Fiscal 1995 was ratified by a vote of 9,476,395 shares in favor and 10,862 shares opposed. A total of 80,977 shares abstained from voting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fiscal quarter ended April 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                        THE PENN TRAFFIC COMPANY



June 13, 1994                                /s/- Claude J. Incaudo
                                             ---------------------------
                                        By:  Claude J. Incaudo
                                             (President and Chief
                                             Executive Officer -
                                             Director)





June 13, 1994                                /s/- Eugene R. Sunderhaft
                                             ----------------------------
                                        By:  Eugene R. Sunderhaft
                                             (Vice President,
                                             Secretary and Treasurer -
                                             Chief Financial Officer)