Form 10-Q
period 1994-07-30
PENN TRAFFIC CO
filed 1994-09-12
CIK 77155

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.   20549

                                 FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended July 30, 1994


                                    OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from            to

                       Commission file number 1-9930

                         THE PENN TRAFFIC COMPANY
          (Exact name of registrant as specified in its charter)


            Delaware                                  25-0716800
    (State of incorporation)             (IRS Employer Identification No.)

  1200 State Fair Blvd., Syracuse, NY                    13209
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



                             YES  X .  NO    .


        Common stock, par value $1.25 per share:  10,846,701 shares outstanding as of September 1, 1994

                                  1 of 13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED


(All dollar amounts in thousands,
     except per share data)

                                                      THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                     JULY 30,      JULY 31,      JULY 30,      JULY 31,
                                                      1994           1993          1994           1993
                                                  ----------     ----------     ----------    -----------
TOTAL REVENUES                                    $  835,767     $  780,996     $1,645,728     $1,543,036

COST AND OPERATING EXPENSES:
   Cost of sales (including
     buying and occupancy
     costs)                                          642,930        608,894      1,274,388      1,202,651
   Selling and administrative
     expenses                                        150,440        135,225        295,552        271,949
   Unusual item  (Note 3)                                             6,400                         6,400
                                                  ----------     ----------     ----------     ----------

OPERATING INCOME                                      42,397         30,477         75,788         62,036
   Interest expense                                   28,767         28,897         57,791         59,656
                                                  ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES,
     EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                          13,630          1,580         17,997          2,380
   Provision for income taxes                          6,762            946          8,873          1,327
                                                  ----------     ----------     ----------     ----------

INCOME BEFORE EXTRAORDINARY
     ITEM AND CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING
     PRINCIPLE                                         6,868            634          9,124          1,053
   Extraordinary item (net of
     tax benefit)  (Note 5)                             (691)        (4,477)        (2,967)       (22,079)
                                                  ----------     ----------     ----------     ----------

INCOME (LOSS) BEFORE CUMULATIVE
     EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                              6,177         (3,843)         6,157        (21,026)
   Cumulative effect of
     change in accounting
     principle (net of tax
     benefit)  (Note 7)                                                             (5,790)
                                                  ----------     ----------     ----------     ----------

NET INCOME (LOSS)                                      6,177         (3,843)           367        (21,026)
   Preferred dividends                                                                               (159)

                                                  ----------     ----------     ----------     ----------
NET INCOME (LOSS) APPLICABLE
     TO COMMON STOCK                              $    6,177     $   (3,843)     $     367      $ (21,185)
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

PER SHARE DATA:
   Income before extraordinary
     item and cumulative effect
     of change in accounting
     principle (after preferred
     dividends)                                    $     .62      $     .06      $     .82      $     .09
   Extraordinary item                                   (.07)          (.41)          (.27)         (2.22)
   Cumulative effect of change
     in accounting principle                                                          (.52)
                                                  ----------     ----------     ----------     ----------
   Net income (loss)                               $     .55     $     (.35)     $     .03      $   (2.13)
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

   Average number of common
     shares outstanding                           11,167,258     10,918,988     11,165,057      9,956,722
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET


(All dollar amounts in thousands)
                                                           UNAUDITED
                                                         JULY 30, 1994      JANUARY 29, 1994
                                                         -------------      -----------------
     ASSETS
CURRENT ASSETS:
  Cash and short-term investments                           $   41,304          $   82,467
  Accounts and notes receivable
    (less allowance for doubtful accounts
     of $1,136 and $740, respectively)                          66,368              60,020
  Inventories (Note 4)                                         348,854             348,455
  Prepaid expenses and other current assets                     10,428               9,939
                                                            ----------          ----------
     Total Current Assets                                      466,954             500,881

NONCURRENT ASSETS:
  Capital leases - net                                         131,145             134,101
  Property, plant and equipment - net                          543,698             535,728
  Intangible assets - net                                      372,530             377,450
  Other assets and deferred charges - net                       86,479              84,741
                                                            ----------          ----------
     Total Assets                                           $1,600,806          $1,632,901
                                                            ----------          ----------
                                                            ----------          ----------

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                      $    4,128          $    4,208
  Current portion of obligations
    under capital leases                                         9,302               8,773
  Trade accounts and drafts payable                            199,339             183,967
  Payroll and other accrued liabilities                         67,471              74,028
  Accrued interest expense                                      27,701              28,690
  Payroll taxes and other taxes payable                         26,713              18,901
  Deferred income taxes                                         20,570              24,669
                                                            ----------          ----------
     Total Current Liabilities                                 355,224             343,236

NONCURRENT LIABILITIES:
  Long-term debt                                               984,445           1,021,896
  Obligations under capital leases                             129,616             131,148
  Deferred income taxes                                         72,328              72,411
  Other noncurrent liabilities                                  43,717              49,228
                                                            ----------          ----------
     Total Liabilities                                       1,585,330           1,617,919
                                                            ----------          ----------

SHAREHOLDERS' EQUITY:
  Preferred Stock - authorized 10,000,000
    shares at $1.00 par value; none issued
  Common Stock - authorized 30,000,000
    shares at $1.25 par value; 10,846,701
    shares and 10,840,151 shares
    issued and outstanding, respectively                        13,560              13,550
  Capital in excess of par value                               179,205             179,087
  Retained deficit                                            (162,989)           (162,924)
  Minimum pension liability adjustment                          (4,963)             (4,963)
  Unearned compensation                                         (9,337)             (9,768)
                                                            ----------          ----------
     Total Shareholders' Equity                                 15,476              14,982
                                                            ----------          ----------
     Total Liabilities and Shareholders'
        Equity                                              $1,600,806          $1,632,901
                                                            ----------          ----------
                                                            ----------          ----------

See Notes to Interim Consolidated Financial Statements.

                                       THE PENN TRAFFIC COMPANY
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                UNAUDITED


(All dollar amounts in thousands)

                                                 TWENTY-SIX             TWENTY-SIX
                                                 WEEKS ENDED            WEEKS ENDED
                                                JULY 30, 1994          JULY 31, 1993
                                                -------------          -------------

OPERATING ACTIVITIES:
     Net income (loss)                           $      367              $  (21,026)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities:
          Cumulative effect of change in
            accounting principle                      5,790
          Depreciation and amortization              35,894                  34,788
          Amortization of intangibles                 7,350                   5,449
          Other - net                                (4,491)                  3,871
     Net change in assets and liabilities:
       Accounts receivable and prepaid expenses      (7,248)                 (2,136)
       Inventories                                     (399)                (10,406)
       Accounts payable and accrued expenses           (617)                (24,575)
       Deferred charges and other assets              2,939                   2,369
                                                 ----------              ----------

NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                            39,585                 (11,666)
                                                 ----------              ----------
INVESTING ACTIVITIES:
     Capital expenditures                           (40,312)                (68,964)
     Proceeds from sale of assets                     1,634                   2,312
     Other - net                                       (415)                   (593)
                                                 ----------              ----------

NET CASH (USED IN) INVESTING ACTIVITIES             (39,093)                (67,245)
                                                 ----------              ----------

FINANCING ACTIVITIES:
     Net proceeds from equity offering                                       74,800
     Purchase of preferred stock - Big Bear                                  (9,424)
     Purchase of common stock - Big Bear                                     (1,390)
     Increase in long-term debt                                             400,000
     Payments to settle long-term debt              (60,131)               (364,073)
     Borrowings of revolver debt                    229,100                 190,977
     Payment of revolver debt                      (206,500)               (193,777)
     Reduction of capital lease obligations          (3,914)                 (3,672)
     Payment of debt issuance costs                    (338)                (14,698)
     Preferred dividends and other - net                128                    (159)
                                                 ----------              ----------

NET CASH (USED IN) PROVIDED BY
     FINANCING ACTIVITIES                           (41,655)                 78,584
                                                 ----------              ----------
DECREASE IN CASH AND CASH EQUIVALENTS               (41,163)                   (327)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                             82,467                  54,840
                                                 ----------              ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    41,304              $   54,513
                                                 ----------              ----------
                                                 ----------              ----------



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

     The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 ("Fiscal 1994").

     Net income (loss) per share of common stock is based on the average number of shares of common stock outstanding during each period, after giving effect to preferred stock dividends. Fully diluted income per share is not presented for each of the periods since the reduction from primary income per share is less than three percent.

     During the first quarter of the fiscal year ending January 28, 1995 ("Fiscal 1995"), the Company adopted Statement of Financial
Accounting Standards No. 112, "Employers' Accounting for
Postemployment Benefits" (Note 7).

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)
                                            Second Quarter  Twenty-six Weeks
                                            --------------  ----------------
FISCAL 1995

  Operating Income                           $     42,397    $     75,788

  Depreciation and Amortization                    21,539          43,245

  LIFO Provision                                      425             450

  Cash Interest Expense                            27,796          55,809


FISCAL 1994

  Operating Income                           $     30,477    $     62,036

  Unusual Item                                      6,400           6,400

  Depreciation and Amortization                    20,366          40,237

  LIFO Provision                                      430             990

  Cash Interest Expense                            28,608          58,874



NOTE 3 - UNUSUAL ITEM

     During the second quarter of Fiscal 1994, the Company recorded certain expenses totalling $6.4 million classified as an unusual item. This unusual item is comprised of $4.0 million related to a voluntary employee separation program at the Company's P & C division and $2.4 million related to the realignment of certain operations.


NOTE 4 - INVENTORIES

     If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $14,803,000 and $14,353,000 higher than reported at July 30, 1994 and January 29, 1994, respectively.


NOTE 5 - EXTRAORDINARY ITEM

     During the second quarter of Fiscal 1995 and the second quarter of Fiscal 1994, the Company had extraordinary charges of $0.7 million (net of $0.5 million income tax benefit) and $4.5 million (net of $2.9 million income tax benefit), respectively. Extraordinary charges for the twenty-six weeks ended July 30, 1994 and July 31, 1993 were $3.0 million (net of $2.1 million income tax benefit) and $22.1 million (net of $14.4 million income tax benefit), respectively. These extraordinary charges relate to the early retirement of debt.

NOTE 6 - INVESTMENT

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


NOTE 7 - CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The Company's postemployment benefits covered by SFAS 112 are primarily disability related claims covering indemnity and medical payments. The obligation for these claims is measured using actuarial techniques and assumptions including appropriate discount rates. The cumulative effect of the change in accounting principle determined as of January 30, 1994 was recorded in the first quarter of Fiscal 1995, reducing net income by $5.8 million (net of $4.1 million income tax benefit).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("SECOND QUARTER FISCAL 1995") AND TWENTY-SIX WEEKS ENDED JULY 30, 1994 COMPARED TO THIRTEEN WEEKS ("SECOND QUARTER FISCAL 1994") AND TWENTY-SIX WEEKS ENDED JULY 31, 1993

     Income before cumulative effect of change in accounting principle was $6.2 million for both Second Quarter Fiscal 1995 and for the twenty-six weeks ended July 30, 1994, compared to a loss of $3.8 million for Second Quarter Fiscal 1994 and a loss of $21.0 million for the twenty-six weeks ended July 31, 1993. The improvement in Second Quarter Fiscal 1995 was primarily due to an $11.9 million increase in operating income combined with a $3.8 million decrease in extraordinary charges related to debt retirement, partially offset by a $5.8 million increase in the provision for income taxes. The improvement for the twenty-six week period was primarily due to a $13.8 million increase in operating income combined with a $19.1 million decrease in extraordinary charges related to debt retirement, partially offset by a $7.5 million increase in the provision for income taxes.


     The following table sets forth statement of operations components expressed as a percentage of total revenues for Second Quarter Fiscal 1995 and Second Quarter Fiscal 1994 and for the twenty-six weeks ended July 30, 1994 and July 31, 1993, respectively:


                                   Second Quarter Ended   Twenty-six Weeks Ended
                                    JULY 30,   July 31,    JULY 30,   July 31,
                                      1994       1993        1994       1993
                                   --------    -------     --------    --------
Total revenues                       100.0%     100.0%      100.0%     100.0%
Gross profit (1)                      23.1       22.0        22.6       22.1
Selling and administrative
  expenses                            18.0       17.3        18.0       17.6
Unusual item                                       .8                     .4
Operating income                       5.1        3.9         4.6        4.1
Interest expense                       3.5        3.7         3.5        3.9
Income before income taxes,
  extraordinary item
  and cumulative effect of
  change in accounting
  principle                            1.6         .2          1.1        .2
Net income (loss)                       .7        (.5)         ---      (1.4)


(1) Total revenues less cost of goods sold.


          Total revenues for Second Quarter Fiscal 1995 increased to $835.8 million from $781.0 million in Second Quarter Fiscal 1994. Total revenues for the twenty-six week period ended July 30, 1994 increased to $1.65 billion from $1.54 billion for the twenty-six week period ended July 31, 1993. Sales from retail supermarkets existing in both periods, "same store sales," increased 1.6% in Second Quarter Fiscal 1995, and 1.3% for the twenty-six weeks ended July 30, 1994. The increase in total revenues is primarily the result of the increase in retail supermarket sales resulting from the acquisition of the Insalaco stores in September 1993, the increase in same store sales, and revenues from new and enlarged stores resulting from the Company's capital expenditure program. Wholesale supermarket sales decreased in Second Quarter Fiscal 1995 to $111.1 million from Second Quarter Fiscal 1994 sales of $113.5 million and decreased to $220.3 million for the twenty-six weeks ended July 30, 1994 from $228.4 million for the twenty-six weeks ended July 31, 1993.

     In Second Quarter Fiscal 1995, gross profit was $192.8 million compared to Second Quarter Fiscal 1994 gross profit of $172.1 million, representing 23.1% and 22.0% of total revenues, respectively. Gross profit as a percentage of total revenues increased to 22.6% for the twenty-six week period ended July 30, 1994 from 22.1% for the twenty-six weeks ended July 31, 1993. The increase in gross profit as a percentage of total revenues for Second Quarter Fiscal 1995 primarily resulted from a combination of reduced product procurement costs and the relative increase in retail revenues compared to wholesale revenues.

     Selling and administrative expenses for Second Quarter Fiscal 1995 were $150.4 million compared with $135.2 million in Second Quarter Fiscal 1994. Selling and administrative expenses as a percentage of total revenues increased to 18.0% for Second Quarter Fiscal 1995 from 17.3% in Second Quarter Fiscal 1994. Selling and administrative expenses for the twenty-six week period ended July 30, 1994 were $295.6 million compared to $271.9 million for the twenty-six week period ended July 31, 1993. Selling and administrative expenses as a percentage of total revenues increased to 18.0% for the twenty-six week period ended July 30, 1994 from 17.6% for the twenty-six week period ended July 31, 1993. The increase in selling and administrative expenses as a percentage of total revenues for Second Quarter Fiscal 1995 primarily resulted from the relative increase in retail revenues compared to wholesale revenues combined with an increase in fixed and semi-variable expenses as a percentage of total revenues during a period without food price inflation and continued consumer preferences towards lower-priced products.

     Depreciation and amortization of $21.5 million in Second Quarter Fiscal 1995 and $20.4 million in Second Quarter Fiscal 1994 represented 2.6% of total revenues for both periods. Depreciation and amortization of $43.2 million for the twenty-six weeks ended July 30, 1994 and $40.2 million for the twenty-six weeks ended July 31, 1993 represented 2.6% of total revenues in both periods.

     Operating income for Second Quarter Fiscal 1995 was $42.4 million or 5.1% of total revenues compared to $30.5 million or 3.9% of total revenues in Second Quarter Fiscal 1994. Operating income for the twenty-six week period ended July 30, 1994 was $75.8 million or 4.6% of total revenues compared to $62.0 million or 4.1% of total revenues for the twenty-six weeks ended July 31, 1993. Second Quarter Fiscal 1994 operating income excluding the effect of the unusual item was $36.9 million or 4.7% of total revenues. Operating income excluding the effect of the unusual item for the twenty-six week period ended July 31, 1993 was $68.4 million or 4.4% of total revenues. Operating income for Second Quarter Fiscal 1995 increased primarily as a result of an increase in gross profit combined with the absence of an unusual item (Note 3), partially offset by an increase in selling and administrative expenses.

     Interest expense for Second Quarter Fiscal 1995 and Second Quarter Fiscal 1994 was $28.8 million and $28.9 million, respectively. Interest expense for the twenty-six weeks ended July 30, 1994 and July 31, 1993 was $57.8 million and $59.7 million, respectively. The decrease in interest expense was the result of a decline in the average interest rate on the Company's outstanding debt. This rate decline is the direct result of the Company's debt refinancing activities.

     Income before income taxes, extraordinary item, and the cumulative effect of a change in accounting principle was $13.6 million for Second Quarter Fiscal 1995, compared to $1.6 million for Second Quarter Fiscal 1994. Income before income taxes and extraordinary item for the twenty-six weeks ended July 30, 1994 was $18.0 million compared to $2.4 million for the twenty-six weeks ended July 31, 1993. Results for Second Quarter Fiscal 1994 and for the twenty-six week period ended July 31, 1993 were significantly impacted by the unusual item (Note
3).

     The income tax provision was $6.8 million for Second Quarter Fiscal 1995 compared to $0.9 million in Second Quarter Fiscal 1994. The income tax provision was $8.9 million for the twenty-six week period ended July 30, 1994 compared to $1.3 million in the prior year. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

      The $0.7 million extraordinary item (net of $0.5 million income tax benefit) and $4.5 million (net of $2.9 million income tax benefit) for Second Quarter Fiscal 1995 and Second Quarter Fiscal 1994, respectively, and the extraordinary items of $3.0 million (net of $2.1 million income tax benefit) and $22.1 million (net of $14.4 million income tax benefit) for the twenty-six week period ended July 30, 1994 and the twenty-six week period ended July 31, 1993, respectively, all relate to the early retirement of debt.

     The Company adopted SFAS 112 in First Quarter Fiscal 1995. The cumulative effect of this change in accounting principle was a charge of $5.8 million (net of $4.1 million income tax benefit) (Note 7).

LIQUIDITY AND CAPITAL RESOURCES

     During Second Quarter Fiscal 1995, operating income increased to $42.4 million from $30.5 million for Second Quarter Fiscal 1994. Interest expense for Second Quarter Fiscal 1995 was $28.8 million as compared to $28.9 million during Second Quarter Fiscal 1994. Income before extraordinary item and the cumulative effect of a change in accounting principle for Second Quarter Fiscal 1995 was $6.9 million as compared to $0.6 million for Second Quarter Fiscal 1994.

     Payments of principal and interest on the Company's $988.6 million long-term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt of $2.3 million, $4.1 million and $2.7 million are due during the remainder of Fiscal 1995, Fiscal 1996 and Fiscal 1997, respectively.

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $200 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. Total availability under the Revolving Credit Facility was $146.7 million at July 30, 1994. Effective August 24, 1994, the Revolving Credit Facility was amended to provide for certain interest rate reductions on borrowings made thereunder. Pursuant to the terms of the amendment, based on the interest coverage ratio which the Company has attained, the interest rate on borrowings as to which the Company elects a LIBOR-based rate option is reduced from LIBOR plus 2.25% to LIBOR plus 1.75%, and the interest rate on borrowings as to which the Company elects a prime-based rate option is reduced from prime plus .75% to prime plus .50%.

     During Second Quarter Fiscal 1995, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

     During Second Quarter Fiscal 1995, the Company redeemed $19.7 million of 13 3/4% Senior Subordinated Notes due 1999. During the twenty-six week period ended July 30, 1994, the Company redeemed or repurchased $52.4 million of 13 3/4% Senior Subordinated Notes due 1999 and $5.8 million of 11 1/2% Senior Notes due 2001.

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

     Cash flows to meet the Company's requirements for operating, investing and financing activities in Second Quarter Fiscal 1995 are reported in the Consolidated Statement of Cash Flows. For the 26-week period ended July 30, 1994, the Company experienced a positive cash flow from operating activities of $39.6 million.

     Working capital decreased by $45.9 million from January 29, 1994 to July 30, 1994.

     The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements. The Company's debt agreements provide restrictive covenants on the payment of dividends to its shareholders. As of July 30, 1994, no dividend payments to its shareholders could have been made under the most restrictive of these covenants.

     The Company expects to spend approximately $130 million on capital expenditures, including capital leases, during Fiscal 1995. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility and new capital leases. Capital expenditures will be principally for new stores, replacement stores and remodels. In Second Quarter Fiscal 1995, two new stores, three replacement stores and two remodels were completed. In addition, eight new or replacement stores are under construction and four remodels are in process, all of which will be completed by the end of Fiscal 1995.


PART II.  OTHER INFORMATION

     All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


          Exhibit Number                Description
          --------------                -----------

              10.9F Amendment No. 5, dated as of August 24, 1994, to the Loan and Security Agreement among Penn Traffic, Dairy Dell, Big M Supermarkets, Inc., Penny Curtiss Baking Company, Inc., the lenders party thereto and NatWest USA Credit Corp., as Agent (the "Loan and Security Agreement").

              10.9G Amendment No. 6, dated as of August 24, 1994, to the Loan and Security Agreement.

              27.1            Financial Data Schedule

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the fiscal quarter ended July 30, 1994.

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                        THE PENN TRAFFIC COMPANY



      September 12, 1994                     /s/ Claude J. Incaudo
                                             ---------------------------
                                        By:  Claude J. Incaudo
                                             (President and Chief
                                             Executive Officer -
                                             Director)





      September 12, 1994                     /s/ Eugene R. Sunderhaft
                                             ---------------------------
                                        By:  Eugene R. Sunderhaft
                                             (Vice President,
                                             Secretary and Treasurer -
                                             Chief Financial Officer)