Form 10-Q
period 1994-10-29
PENN TRAFFIC CO
filed 1994-12-13
CIK 77155

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549

                                 FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended October 29, 1994


                                    OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from _________ to _________

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



                             YES  X .  NO ____.


        Common stock, par value $1.25 per share:  10,846,701 shares outstanding as of December 1, 1994


                                    1 of 14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED

(All dollar amounts in thousands,
except per share data)                              THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                 OCTOBER 29,    OCTOBER 30,      OCTOBER 29,      OCTOBER 30,
                                                     1994           1993             1994             1993
                                                 -----------    -----------      -----------      -----------
Total Revenues                                   $   828,064    $   783,253      $ 2,473,792      $ 2,326,289

Cost and Operating Expenses:
  Cost of sales (including buying and
    occupancy costs)                                 639,939        610,245        1,914,327        1,812,896
  Selling and administrative
   expenses                                          151,854        140,233          447,406          412,182
  Unusual item (Note 3)                                                                                 6,400
                                                 -----------    -----------      -----------      -----------
Operating Income                                      36,271         32,775          112,059           94,811
  Interest expense                                    28,626         28,516           86,417           88,172
                                                 -----------    -----------      -----------      -----------
Income Before Income Taxes, Extraordinary
    Item and Cumulative Effect of Change
    in Accounting Principle                            7,645          4,259           25,642            6,639
  Provision for income taxes                           2,868          4,762           11,741            6,089
                                                 -----------    -----------      -----------      -----------
Income (Loss) Before Extraordinary
    Item and Cumulative Effect of Change
    in Accounting Principle                            4,777           (503)          13,901              550
Extraordinary item (net of tax benefit)
    (Note 5)                                             (58)        (1,091)          (3,025)         (23,170)
                                                 -----------    -----------      -----------      -----------
Income (Loss) Before Cumulative Effect
    of Change in Accounting Principle                  4,719         (1,594)          10,876          (22,620)
  Cumulative effect of change in
    accounting principle (net of tax
    benefit) (Note 6)                                                                 (5,790)
                                                 -----------    -----------      -----------      -----------
Net Income (Loss)                                      4,719         (1,594)           5,086          (22,620)
  Preferred dividends                                                                                    (159)
                                                 -----------    -----------      -----------      -----------
Net Income (Loss) Applicable to
    Common Stock                                 $     4,719    $    (1,594)     $     5,086      $   (22,779)
                                                 -----------    -----------      -----------      -----------
                                                 -----------    -----------      -----------      -----------
Per Share Data:
  Income (loss) before extraordinary item
    and cumulative effect of change in
    accounting principle (after preferred
    dividends)                                   $       .43    $      (.04)     $      1.25      $       .04
  Extraordinary item                                    (.01)          (.10)            (.27)           (2.24)
  Cumulative effect of change in
    accounting principle                                                                (.52)
                                                 -----------    -----------      -----------      -----------
  Net income (loss)                              $       .42    $      (.14)     $       .46      $     (2.20)
                                                 -----------    -----------      -----------      -----------
                                                 -----------    -----------      -----------      -----------
  Average Number of Common Shares
    Outstanding                                   11,178,910     11,177,993       11,169,814       10,363,887
                                                 -----------    -----------      -----------      -----------
                                                 -----------    -----------      -----------      -----------

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)                              UNAUDITED
                                                           OCTOBER 29, 1994    JANUARY 29, 1994
     ASSETS                                                ----------------    ----------------
Current Assets:
  Cash and short-term investments                             $   56,077          $   82,467
  Accounts and notes receivable
    (less allowance for doubtful accounts
    of $1,418 and $740, respectively)                             72,650              60,020
  Inventories (Note 4)                                           386,191             348,455
  Prepaid expenses and other current assets                       10,064               9,939
                                                              ----------          ----------
    Total Current Assets                                         524,982             500,881

Noncurrent Assets:
  Capital leases - net                                           128,144             134,101
  Property, plant and equipment - net                            559,165             535,728
  Intangible assets - net                                        370,796             377,450
  Other assets and deferred charges - net                         87,387              84,741
                                                              ----------          ----------
    Total Assets                                              $1,670,474          $1,632,901
                                                              ----------          ----------
                                                              ----------          ----------
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                        $    4,071          $    4,208
  Current portion of obligations
    under capital leases                                           9,006               8,773
  Trade accounts and drafts payable                              210,806             183,967
  Payroll and other accrued liabilities                           68,204              74,028
  Accrued interest expense                                        14,060              28,690
  Payroll taxes and other taxes payable                           23,420              18,901
  Deferred income taxes                                           20,570              24,669
                                                              ----------          ----------
    Total Current Liabilities                                    350,137             343,236

Noncurrent Liabilities:
  Long-term debt                                               1,061,190           1,021,896
  Obligations under capital leases                               127,426             131,148
  Deferred income taxes                                           71,298              72,411
  Other noncurrent liabilities                                    40,227              49,228
                                                              ----------          ----------
    Total Liabilities                                          1,650,278           1,617,919
                                                              ----------          ----------

Shareholders' Equity:
  Preferred Stock - authorized 10,000,000
    shares at $1.00 par value, none issued
  Common Stock - authorized 30,000,000
    shares at $1.25 par value; 10,846,701
    shares and 10,840,151 shares issued and
    outstanding, respectively                                     13,560              13,550
  Capital in excess of par value                                 179,205             179,087
  Retained deficit                                              (156,794)           (162,924)
  Minimum pension liability adjustment                            (4,963)             (4,963)
  Unearned compensation                                          (10,812)             (9,768)
                                                              ----------          ----------
    Total Shareholders' Equity                                    20,196              14,982
                                                              ----------          ----------
    Total Liabilities and Shareholders' Equity                $1,670,474          $1,632,901
                                                              ----------          ----------
                                                              ----------          ----------

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

(All dollar amounts in thousands)                        THIRTY-NINE         THIRTY-NINE
                                                         WEEKS ENDED         WEEKS ENDED
                                                      OCTOBER 29, 1994    OCTOBER 30, 1993
                                                      ----------------    ----------------
Operating Activities:
  Net income (loss)                                      $   5,086           $ (22,620)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Cumulative effect of change in
        accounting principle                                 5,790
      Depreciation and amortization                         54,133              53,952
      Amortization of intangibles                           10,999               7,179
      Other - net                                           (9,071)              7,525
  Net change in assets and liabilities:
    Accounts receivable and prepaid expenses               (13,449)             (6,979)
    Inventories                                            (37,736)            (78,196)
    Accounts payable and accrued expenses                   (5,468)             (3,529)
    Deferred charges and other assets                        3,233               3,873
                                                        ----------          ----------
Net Cash Provided By (Used In)
  Operating Activities                                      13,517             (38,795)
                                                        ----------          ----------
Investing Activities:
  Capital expenditures                                     (71,342)            (99,437)
  Proceeds from sale of assets                               1,832               2,312
  Purchase of Insalaco Markets                                                 (45,539)
  Other - net                                                 (800)               (336)
                                                        ----------          ----------

Net Cash (Used In) Investing Activities                    (70,310)           (143,000)
                                                        ----------          ----------
Financing Activities:
  Net proceeds from equity offering                                             74,800
  Purchase of preferred stock - Big Bear                                        (9,424)
  Purchase of common stock - Big Bear                                           (1,390)
  Increase in long-term debt                               100,000             415,500
  Payments to settle long-term debt                        (60,843)           (390,064)
  Increase in revolver debt                                381,400             443,336
  Payments to settle revolver debt                        (381,400)           (331,277)
  Reduction of capital lease obligations                    (6,400)             (5,781)
  Payment of debt issuance costs                            (2,482)            (14,698)
  Preferred dividends and other - net                          128                (159)
                                                        ----------          ----------

Net Cash Provided By Financing Activities                   30,403             180,843
                                                        ----------          ----------
(Decrease) in Cash and Cash Equivalents                    (26,390)               (952)
Cash and Cash Equivalents at Beginning of Period            82,467              54,840
                                                        ----------          ----------

Cash and Cash Equivalents at End of Period              $   56,077          $   53,888
                                                        ----------          ----------
                                                        ----------          ----------

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

     The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all of such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 ("Fiscal 1994").

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

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION

(in thousands of dollars)



                                     Third Quarter     Thirty-nine Weeks
                                     -------------     -----------------
Fiscal 1995

  Operating Income                    $   36,271          $  112,059

  Depreciation and Amortization           21,887              65,132

  LIFO Adjustment                                                450

  Cash Interest Expense                   27,554              83,363


Fiscal 1994

  Operating Income                    $   32,775          $   94,811

  Unusual Item                                                 6,400

  Depreciation and Amortization           20,894              61,131

  LIFO Adjustment                            100               1,090

  Cash Interest Expense                   27,757              85,415





NOTE 3 - UNUSUAL ITEM

     During the second quarter of Fiscal 1994, the Company recorded certain expenses totalling $6.4 million classified as an unusual item. This unusual item is comprised of $4.0 million related to a voluntary employee separation program at the Company's P&C division and $2.4 million related to the realignment of certain operations.


NOTE 4 - INVENTORIES

     If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $14,803,000 and $14,353,000 higher than reported at October 29, 1994 and January 29, 1994, respectively.

NOTE 5 - EXTRAORDINARY ITEM

     During the third quarter of Fiscal 1995 and the third quarter of Fiscal 1994, the Company had extraordinary charges of $0.1 million and $1.1 million (net of $0.7 million income tax benefit), respectively. During the thirty-nine week periods ended October 29, 1994 and October 30, 1993, the Company had extraordinary charges of $3.0 million (net of $2.1 million income tax benefit) and $23.2 million (net of $15.1 million income tax benefit), respectively. All of these extraordinary charges related to the early retirement of debt.

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


NOTE 7 - ACQUISITION AND DEBT OFFERING

     In September 1994, the Company reached an agreement with American Stores Company to acquire 45 supermarkets currently operating under the Acme trade name. Forty-one of these stores are located in north central and northeastern
Pennsylvania and four are located in south central New York State.   The
purchase price for the 45 stores is approximately $75 million plus inventory (estimated to be approximately $19 million). The Company is currently awaiting regulatory approval of the acquisition and expects to finalize the transaction by the end of the current fiscal year. In October 1994, the Company issued $100,000,000 of 10.65% Senior Notes due November 1, 2004 (the "10.65% Senior Notes") in an underwritten public offering. Proceeds of the issuance of the 10.65% Senior Notes will be used to fund the purchase price for the acquisition. Pending completion of the acquisition, the net proceeds of the issuance of the 10.65% Senior Notes have been used to repay indebtedness outstanding under the Company's revolving credit facility and invested in short-term securities.

NOTE 8 - INVESTMENT

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

     Penn Traffic accounts for its investment in Grand Union under the equity method. The investment was recorded initially at a cost of $18,250,000. The carrying value of the investment was totally written off as of February 2, 1991.

     On November 29, 1994, Grand Union announced that it expects to propose a capital restructuring early in calendar year 1995. Penn Traffic has certain ongoing relationships with Grand Union (see Note 10 to Penn Traffic's consolidated financial statements for the fiscal year ended January 29, 1994). Penn Traffic does not expect that the proposed capital restructuring of Grand Union will have any material impact on Penn Traffic.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("THIRD QUARTER FISCAL 1995") AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 1994 COMPARED TO THIRTEEN WEEKS ("THIRD QUARTER FISCAL 1994") AND THIRTY-NINE WEEKS ENDED OCTOBER 30, 1993

     Income before cumulative effect of change in accounting principle was $4.7 million for Third Quarter Fiscal 1995 and $10.9 million for the thirty-nine weeks ended October 29, 1994, compared to a loss of $1.6 million for Third Quarter Fiscal 1994 and a loss of $22.6 million for the thirty-nine weeks ended October 30, 1993. The improvement in Third Quarter Fiscal 1995 was primarily due to a $3.5 million increase in operating income combined with a $1.0 million decrease in extraordinary charges related to debt retirement and a $1.9 million decrease in the provision for income taxes. The improvement for the thirty-nine week period was primarily due to a $17.2 million increase in operating income combined with a $20.1 million decrease in extraordinary charges related to debt retirement, partially offset by a $5.7 million increase in the provision for income taxes.


     The following table sets forth statement of operations components expressed as a percentage of total revenues for Third Quarter Fiscal 1995 and Third Quarter Fiscal 1994 and for the thirty-nine weeks ended October 29, 1994 and October 30, 1993, respectively:


                       Third Quarter Ended      Thirty-nine Weeks Ended
                     OCTOBER 29, October 30,    OCTOBER 29, October 30,
                         1994       1993            1994        1993
                     ---------   ---------       ---------    ---------
Total revenues          100.0%     100.0%          100.0%      100.0%
Gross profit (1)         22.7       22.1            22.6        22.1
Selling and
  administrative
  expenses               18.3       17.9            18.1        17.7
Unusual item                                                      .3
Operating income          4.4        4.2             4.5         4.1
Interest expense          3.5        3.7             3.5         3.8
Income before
  income taxes,
  extraordinary item
  and cumulative effect
  of change in accounting
  principle                .9         .5             1.0          .3
Net income (loss)          .6        (.2)             .2        (1.0)

(1) Total revenues less cost of goods sold.


     Total revenues for Third Quarter Fiscal 1995 increased to $828.1 million from $783.3 million in Third Quarter Fiscal 1994. Total revenues for the thirty-nine week period ended October 29, 1994 increased to $2.47 billion from $2.33 billion for the thirty-nine week period ended October 30, 1993. Sales from retail supermarkets existing in both periods, "same store sales," increased 1.7% in Third Quarter Fiscal 1995, and 1.4% for the thirty-nine weeks ended October 29, 1994. The increase in total revenues is primarily the result of the increase in retail supermarket sales resulting from the acquisition of the Insalaco stores in September 1993, the increase in same store sales, and revenues from new and enlarged stores resulting from the Company's capital expenditure program. Wholesale supermarket sales decreased in Third Quarter Fiscal 1995 to $109.0 million from Third Quarter Fiscal 1994 sales of $114.2 million and decreased to $329.2 million for the thirty-nine weeks ended October 29, 1994 from $372.9 million for the thirty-nine weeks ended October 30, 1993.

     In Third Quarter Fiscal 1995, gross profit as a percentage of total revenues increased to 22.7% from 22.1% for Third Quarter Fiscal 1994. Gross profit as a percentage of total revenues increased to 22.6% for the thirty-nine week period ended October 29, 1994 from 22.1% for the thirty-nine weeks ended October 30, 1993. The increase in gross profit as a percentage of total revenues primarily resulted from a combination of reduced product procurement costs and the relative increase in retail revenues compared to wholesale revenues.

     Selling and administrative expenses as a percentage of total revenues increased to 18.3% for Third Quarter Fiscal 1995 from 17.9% in Third Quarter Fiscal 1994. Selling and administrative expenses as a percentage of total revenues increased to 18.1% for the thirty-nine week period ended October 29, 1994 from 17.7% for the thirty-nine week period ended October 30, 1993. The increase in selling and administrative expenses as a percentage of total revenues primarily resulted from the relative increase in retail revenues compared to wholesale revenues and an increase in fixed and semi-variable expenses as a percentage of total revenues during a period without food price inflation and continued consumer preferences towards lower-priced products.

     Depreciation and amortization of $21.9 million in Third Quarter Fiscal 1995 and $20.9 million in Third Quarter Fiscal 1994 represented 2.6% and 2.7% of total revenues, respectively. Depreciation and amortization of $65.1 million for the thirty-nine weeks ended October 29, 1994 and $61.1 million for the thirty-nine weeks ended October 30, 1993, represented 2.6% of total revenues in both periods.

     Operating income for Third Quarter Fiscal 1995 was $36.3 million or 4.4% of total revenues compared to $32.8 million or 4.2% of total revenues in Third Quarter Fiscal 1994. Operating income for the thirty-nine week period ended October 29, 1994 was $112.1 million or 4.5% of total revenues compared to $94.8 million or 4.1% of total revenues for the thirty-nine weeks ended October 30, 1993. Operating income excluding the effect of the unusual item for the thirty-nine week period ended October 30, 1993 was $101.2 million or 4.4% of total revenues. Operating income increased primarily as a result of an increase in gross profit partially offset by an increase in selling and administrative expenses.

     Interest expense for Third Quarter Fiscal 1995 and Third Quarter Fiscal 1994 was $28.6 million and $28.5 million, respectively. Interest expense for the thirty-nine weeks ended October 29, 1994 and October 30, 1993 was $86.4 million and $88.2 million, respectively.

     Income before income taxes, extraordinary item, and the cumulative effect of a change in accounting principle was $7.6 million for Third Quarter Fiscal 1995, compared to $4.3 million for Third Quarter Fiscal 1994. Income before income taxes, extraordinary item, and the cumulative effect of a change in accounting principle for the thirty-nine weeks ended October 29, 1994 was $25.6 million compared to $6.6 million for the thirty-nine weeks ended October 30, 1993. Results for the thirty-nine week period ended October 30, 1993 were significantly impacted by the $6.4 million unusual item (Note 3).

     The income tax provision was $2.9 million for Third Quarter Fiscal 1995 compared to $4.8 million in Third Quarter Fiscal 1994. The income tax provision was $11.7 million for the thirty-nine week period ended October 29, 1994 compared to $6.1 million in the prior year. The Third Quarter Fiscal 1995 tax provision includes a reduction of income tax expense of $1.0 million, Third Quarter Fiscal 1994 tax provision includes a $2.4 million charge to income tax expense. These adjustments are the result of statutory state and federal tax rate changes, respectively, and have been recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In addition to these adjustments, the effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

     The $0.1 million extraordinary item and $1.1 million (net of $0.7 million income tax benefit) for Third Quarter Fiscal 1995 and Third Quarter Fiscal 1994, respectively, and the extraordinary items of $3.0 million (net of $2.1 million income tax benefit) and $23.2 million (net of $15.1 million income tax benefit) for the thirty-nine week period ended October 29, 1994 and the thirty-nine week period ended October 30, 1993, respectively, all relate to the early retirement of debt.

     The Company adopted SFAS 112 in First Quarter Fiscal 1995. The cumulative effect of this change in accounting principle was a charge of $5.8 million (net of $4.1 million income tax benefit) (Note 6).

LIQUIDITY AND CAPITAL RESOURCES

     During Third Quarter Fiscal 1995, operating income increased to $36.3 million from $32.8 million for Third Quarter Fiscal 1994. Interest expense for Third Quarter Fiscal 1995 was $28.6 million as compared to $28.5 million during Third Quarter Fiscal 1994. Income before extraordinary item and the cumulative effect of a change in accounting principle for Third Quarter Fiscal 1995 was $4.8 million as compared to a loss of $0.5 million for Third Quarter Fiscal 1994.

     Payments of principal and interest on the Company's $1,065.3 million long-term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt of $1.6 million, $4.1 million and $2.7 million are due during the remainder of Fiscal 1995, Fiscal 1996 and Fiscal 1997, respectively.

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $225 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. Total availability under the Revolving Credit Facility was $194.6 million at October 29, 1994. Effective August 24, 1994, the Revolving Credit Facility was amended to provide for certain interest rate reductions on borrowings made thereunder. Pursuant to the terms of the amendment, based on the interest coverage ratio which the Company has attained, the interest rate on borrowings as to which the Company elects a LIBOR-based rate option is reduced from LIBOR plus 2.25% to LIBOR plus 1.75%, and the interest rate on borrowings as to which the Company elects a prime-based rate option is reduced from prime plus .75% to prime plus .50%.

     In September 1994, the Company reached an agreement with American Stores Company to acquire 45 supermarkets currently operating under the Acme trade name. Forty-one of these stores are located in north central and northeastern Pennsylvania and four are located in south central New York State. The purchase price for the 45 stores is approximately $75 million plus inventory (estimated to be approximately $19 million). The Company is currently awaiting regulatory approval of the acquisition and expects to finalize the transaction by the end of the current fiscal year. In October 1994, the Company issued $100 million of 10.65% Senior Notes due November 1, 2004 (the "10.65% Senior Notes") in an underwritten public offering. Proceeds of the issuance of the 10.65% Senior Notes will be used to fund the purchase of 45 supermarkets currently operating under the Acme trade name described above. Pending completion of the acquisition, the net proceeds of the issuance of the 10.65% Senior Notes have been used to repay indebtedness outstanding under the Revolving Credit Facility and invested in short-term securities.

     During Third Quarter Fiscal 1995, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

     During the thirty-nine week period ended October 29, 1994, the Company redeemed or repurchased $52.4 million of 13 3/4% Senior Subordinated Notes due 1999 and $5.8 million of 11 1/2% Senior Notes due 2001.

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

     Cash flows to meet the Company's requirements for operating, investing and financing activities in Third Quarter Fiscal 1995 are reported in the Consolidated Statement of Cash Flows. For the thirty-nine week period ended October 29, 1994, the Company experienced a positive cash flow from operating activities of $13.5 million.

     Working capital increased by $17.2 million from January 29, 1994 to October 29, 1994.

     The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements. The Company's debt agreements provide restrictive covenants on the payment of dividends to its shareholders. As of October 29, 1994, no dividend payments to its shareholders could have been made under the most restrictive of these covenants.

     The Company expects to spend approximately $130 million on capital expenditures, including capital leases, during Fiscal 1995. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility and new capital leases. Capital expenditures will be principally for new stores, replacement stores and remodels. During Third Quarter Fiscal 1995, three new stores were opened and three remodels were completed. Additionally, as of October 29, 1994, one new store and four replacement stores were under construction and nine remodels were in process. The majority of these projects will be completed by the end of Fiscal 1995.

PART II.  OTHER INFORMATION

     All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 5. OTHER INFORMATION

          On December 12, 1994, the Company announced that Claude J. Incaudo will retire as President and Chief Executive Officer of the Company at the end of the Company's current fiscal year and that the Board of Directors had elected John T. Dixon, currently President of the Company's P&C Foods division, to succeed Mr. Incaudo. Mr. Dixon has also been elected to the Board of Directors of the Company. Mr. Incaudo will continue as a director of the Company and also will serve as consultant to the Company during the two-year period following his retirement.

          The Company also announced the appointment of Roy Flood, currently Executive Vice President - Merchandising of the Company's Big Bear Stores division, to succeed Mr. Dixon as President of the Company's P&C Foods division and as Senior Vice President of the Company. In addition, Raymond J. Heath, currently President of the Riverside Division; John E. Josephson, currently President of the Big Bear division; and Eugene R. Sunderhaft, currently Vice President - Finance and Chief Financial Officer, have been appointed Senior Vice Presidents of the Company, effective January 29, 1995.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          Exhibit Number                Description
          --------------                -----------
               10.9I                    Consent and Amendment, dated as of
                                        September 29, 1994, to the Loan and
                                        Security Agreement among The Penn
                                        Traffic Company, Dairy Deli, Big M
                                        Supermarkets, Inc., Penny Curtiss
                                        Baking Company, Inc., the lenders
                                        party thereto and NatWest USA Credit
                                        Corp., as Agent.

               27.1                     Financial Data Schedule







     (b)  Reports on Form 8-K

          On October 13, 1994, the Company filed a report on Form 8-K relating to the pending acquisition of 45 stores owned by American Stores Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                        THE PENN TRAFFIC COMPANY



      December 12, 1994                 /s/- Claude J. Incaudo
                                        ---------------------------
                                   By:  Claude J. Incaudo
                                        (President and Chief
                                        Executive Officer -
                                        Director)





      December 12, 1994                 /s/- Eugene R. Sunderhaft
                                        ---------------------------
                                   By:  Eugene R. Sunderhaft
                                        (Vice President,
                                        Secretary and Treasurer -
                                        Chief Financial Officer)