Form 10-Q/A
period 1994-10-29
PENN TRAFFIC CO
filed 1994-12-16
CIK 77155

The Penn Traffic Company's Form 10-Q for the Quarterly Period ended October 29, 1994 is amended and restated in its entirety as follows, to correct an error in the estimated amount of capital expenditures in Fiscal 1995 included in the Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of Operations.


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549


                                 FORM 10-Q/A
                               AMENDMENT NO. 1


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


     The Company expects to spend approximately $115 million on capital expenditures, including capital leases, during Fiscal 1995. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility and new capital leases. Capital expenditures will be principally for new stores, replacement stores and remodels. During Third Quarter Fiscal 1995, three new stores were opened and three remodels were completed. Additionally, as of October 29, 1994, one new store and four replacement stores were under construction and nine remodels were in process. The majority of these projects will be completed by the end of Fiscal 1995.

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










                                        THE PENN TRAFFIC COMPANY



     December 16, 1994                  /s/- Claude J. Incaudo
                                        ---------------------------
                                   By:  Claude J. Incaudo
                                        (President and Chief
                                        Executive Officer -
                                        Director)





     December 16, 1994                  /s/- Eugene R. Sunderhaft
                                        ---------------------------
                                   By:  Eugene R. Sunderhaft
                                        (Vice President,
                                        Secretary and Treasurer -
                                        Chief Financial Officer)