Form 10-K
period 1995-01-28
PENN TRAFFIC CO
filed 1995-04-26
CIK 77155

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

  (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 28, 1995
                             OR
  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number  1-9930

                     THE PENN TRAFFIC COMPANY
         (Exact name of Registrant as specified in its charter)

              DELAWARE                                    25-0716800
     ----------------------------                -----------------------
    (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)              Identification No.)

             1200 STATE FAIR BOULEVARD, SYRACUSE, NEW YORK 13221-4737
           -------------------------------------------------------------
                (Address of principal executive offices)    (Zip Code)

   Registrant's telephone number, including area code: (315) 453-7284
                                                       ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
              Title of each class           on which registered
              -------------------          ----------------------
       Common Stock, $1.25 par value      New York Stock Exchange

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

                                        YES   X               NO
                                             ----                ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was $274,252,150 as of April 17, 1995.

      COMMON STOCK $1.25 PAR VALUE - SHARES OUTSTANDING - 10,879,201 AS OF APRIL 17, 1995

                         DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Proxy Statement dated May 1, 1995 provided to Registrant's stockholders in connection with the annual meeting of stockholders scheduled for June 7, 1995 are incorporated by reference in Part III of this Form 10-K.

                              FORM 10-K INDEX
- -------------------------------------------------------------------------
PART I                                                              PAGE
- -------------------------------------------------------------------------

Item  1.  Business                                                     3

Item  2.  Properties                                                  15

Item  3.  Legal Proceedings                                           15

Item  4.  Submission of Matters to a Vote of Security Holders         15

Supplemental Item.  Executive Officers of Registrant                  16

- -------------------------------------------------------------------------
PART II
- -------------------------------------------------------------------------

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                         19

Item  6.  Selected Financial Data                                     19

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         19

Item  8.  Financial Statements and Supplementary Data                 19

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         20
- -------------------------------------------------------------------------
PART III
- -------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant          55

Item 11.  Executive Compensation                                      55

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                              55

Item 13.  Certain Relationships and Related Transactions              55

- -------------------------------------------------------------------------
PART IV
- -------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                    56

- -------------------------------------------------------------------------

                                  PART I

ITEM 1.  BUSINESS (AS OF JANUARY 28, 1995 UNLESS OTHERWISE NOTED)

GENERAL

The Penn Traffic Company ("Penn Traffic" or the "Company") is one of the leading food retailers in the eastern United States. Penn Traffic operates 267 supermarkets in Pennsylvania, upstate New York, Ohio and northern West Virginia under the names "Riverside Markets" (24 stores), "Bi-Lo Foods" (24 stores), "Insalaco's" (30 stores), "Quality Markets" (44 stores), "P&C Foods" (68 stores), and "Big Bear" and "Big Bear Plus" (77 stores).

Penn Traffic also operates a wholesale food distribution business which serves 124 licensed franchisees and 117 independent operators and a discount general merchandise business with 15 stores. Total consolidated revenues in the fiscal year ended January 28, 1995 aggregated approximately $3.3 billion.

Approximately 70% of Penn Traffic's supermarket sales are in smaller communities where Penn Traffic believes it virtually always holds the number one or number two market position. The balance of Penn Traffic's sales is in Columbus, Ohio and Buffalo and Syracuse, New York. Penn Traffic believes it has the leading market share in each of these communities except Buffalo, New York.

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

In addition, Penn Traffic operates a full-service dairy business in Johnstown, Pennsylvania under the name "Sani-Dairy" and bakery businesses in Syracuse, New York and Columbus, Ohio under the names "Penny Curtiss" and "Big Bear Bakeries", respectively.

Penn Traffic pursues an aggressive capital program that seeks to match store size and format to local demographics and competitive conditions. During the five fiscal years ended January 28, 1995, Penn Traffic has opened or remodeled approximately 70% of its retail supermarket square footage. These larger, more modern facilities strengthen Penn Traffic's competitive position and enable it to offer its customers a broader variety of specialty departments, including pharmacies, bakeries, delicatessens, floral products, greeting cards and other general merchandise.

Over the next five fiscal years (including the fiscal year ending February 3, 1996), Penn Traffic expects to spend approximately $700 million on capital expenditures (including capital leases), equivalent to approximately 3.5% to 4.0% of planned retail sales over this period. These expenditures are expected to be made within or contiguous to Penn Traffic's current marketing areas, primarily to support Penn Traffic's retail supermarket business. Penn Traffic believes that it will be able to fund its capital plan through internally generated funds, borrowings under its revolving credit facility and capital leases.

Penn Traffic also expects to derive long-term benefits in operational performance and cost savings from its continuing investment in and implementation of technology. Examples of recent in-store projects include coupon scanning to improve customer service and reduce misredemption, automated scale management to improve price accuracy and expedite customer checkout, a direct store delivery system to speed receipt of merchandise and eliminate payment errors, and satellite transmissions that enable the Company to communicate more efficiently between the stores and headquarters.

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

Penn Traffic's store sizes and formats vary widely, depending upon the demographic and competitive conditions in each location. For example, "conventional" store formats are generally more appropriate in areas of low population density, while larger or more affluent areas are better served by full service supermarkets of up to 65,000 square feet, which contain numerous specialty service departments such as bakeries, delicatessens, floral departments and fresh seafood departments. Penn Traffic's "Plus" format has store sizes ranging from 65,000 to 140,000 square feet. These full service supermarkets carry an expanded variety of nonfood merchandise.

Penn Traffic's supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh fruit, vegetable and frozen food products. The stores also offer nonfood products and services such as health and beauty products, housewares, general merchandise, floral items, video rental departments and banking services. In general, Penn Traffic's larger stores carry broader selections of merchandise and feature a larger variety of service departments. Most of the supermarkets are located in shopping centers.

Penn Traffic believes that its data processing and automated systems are sophisticated and up-to-date. Approximately 92% of Penn Traffic's stores use product scanning systems and proprietary software to provide inventory and shrinkage controls at both delivery and checkout points. Penn Traffic stores utilize a "Time and Attendance" system where employees use computer-coded badges which are inserted in a computer scanner at various times during a work shift to ensure that employees work only during authorized periods. Penn Traffic stores also use direct store delivery receiving systems to increase security and accountability for outside vendor product deliveries to retail locations.

SELECTED STATISTICS ON PENN TRAFFIC'S RETAIL FOOD STORES ARE PRESENTED BELOW.

                                                                   FISCAL YEAR ENDED
- ----------------------------------------------------------------------------------------------------------------------------
                            JANUARY 28,          JANUARY 29,          JANUARY 30,          FEBRUARY 1,          FEBRUARY 2,
                                 1995                 1994                 1993                 1992                 1991
- ----------------------------------------------------------------------------------------------------------------------------
Average annual
 sales per store           $11,941,000          $11,816,000          $11,433,000          $11,420,000          $10,821,000

Total store area
 in square feet              9,927,633            8,803,297            7,868,411            6,347,453            5,877,321

Total store
 selling area in
 square feet                 7,140,390            6,333,023            5,684,179            4,561,199            4,199,008

Average total
 square feet per
 store                          37,182               37,945               36,260               33,584               30,933

Average square
 feet of selling
 area per store                 26,743               27,298               26,194               24,133               22,100

Annual sales per
 square foot of
 selling area                  $434.09              $442.23              $452.66              $485.39              $512.15

Number of stores:
 Remodels/expansions
  (over $100,000)                    9                   39                   12                   18                    9
 New stores opened                  12                   12                   10                    6                    7
 Stores acquired                    31(1)                19(2)                29(2)                 1                    4
 Stores closed                       8                   16                   11                    8                   33(3)

Size of stores (total store area):
 Up to 19,999
  square feet                       39                   29                   33                   33                   37
 20,000 - 29,999
  square feet                       67                   60                   63                   65                   71
 30,000 - 44,999
  square feet                       96                   86                   73                   61                   59
 45,000 - 60,000
  square feet                       48                   43                   36                   21                   18
 Greater than
  60,000 square
  feet                              17                   14                   12                    9                    5

Total stores open
 at fiscal year end                267                  232                  217                  189                  190

(1) Includes the addition of 30 of the 45 former Acme stores acquired by the Company on January 19, 1995 which Penn Traffic expects to operate.

(2) Includes the addition of 12 Insalaco's stores acquired by the Company on September 27, 1993 and the addition of 23 stores acquired from the Peter J. Schmitt Co., Inc. ("Schmitt") on January 5, 1993 which the Company initially operated.

(3) Includes divestiture of 26 P&C New England Division stores. See "Divestiture of P&C New England Division" on Page 13 of this Form 10-K.


WHOLESALE FOOD DISTRIBUTION BUSINESS

Penn Traffic licenses the use of its "Riverside Markets," "Bi-Lo Foods" and "Big M" names to 124 independently owned supermarkets that are required to maintain certain quality and other standards and 117 independent operators. The majority of these independent stores use Penn Traffic as their primary wholesaler and also receive advertising, accounting, merchandising, consulting and retail counseling services from Penn Traffic. Penn Traffic receives rent from 59 of the licensed independent operators which lease or sublease the supermarket buildings and much of the equipment used in the supermarkets from Penn Traffic.

In Fiscal 1995, Penn Traffic's wholesale operations accounted for $434.4 million or 13.0% of total revenues. The incremental volume provided by wholesale operations enhances Penn Traffic's purchasing power and enables it to improve the efficiency of its distribution system.

At January 28, 1995, Penn Traffic had guaranteed obligations of $2.7 million of indebtedness of certain of such licensed independent operators. Riverside receives an initial fee but no annual fee for the license of its Riverside Markets and Bi-Lo Foods names. P&C receives neither an initial fee nor an annual fee for the use of the Big M name.

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

Penn Traffic owns and operates Penny Curtiss Bakery, a bakery processing plant in Syracuse, New York. This operation primarily supplies P&C's stores and its affiliated accounts with private label fresh and frozen bakery products. In addition, Riverside and Quality Markets procure certain fresh and frozen bakery products from Penny Curtiss.

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

Harts stores sell a wide variety of products, including health and beauty care items, hardware, housewares, sporting goods, electronics and apparel. Eleven of the Harts stores have pharmacies. The lines of products carried by each store vary to some extent to meet different patterns of local demand.

The profitability of the Company's general merchandise operations is much more sensitive to the Ohio economy than its supermarket operations and can be expected to be adversely impacted by a decline in economic conditions.

PURCHASING AND DISTRIBUTION

Penn Traffic is a large volume purchaser of products. Penn Traffic's purchases are of sufficient volume to qualify for minimum price brackets for most items. Penn Traffic purchases brand name grocery merchandise directly from national manufacturers. The Company purchases private label and generic items from TOPCO Associates, Inc., a national purchasing cooperative comprising 46 regional supermarket chains. In Fiscal 1995, purchases from TOPCO Associates accounted for approximately 14% of product purchases.

Penn Traffic's principal Pennsylvania distribution facility is a Company-owned 390,000-square foot distribution center in DuBois, Pennsylvania. Penn Traffic also operates a 196,000-square foot distribution center for perishable products in DuBois, Pennsylvania. In addition, Penn Traffic leases a 70,000-square foot warehouse in New Bethlehem, Pennsylvania, which Penn Traffic uses to supplement its forward buy program, under which Penn Traffic purchases and stores for later sale certain products which from time to time are available for purchase at reduced prices. Penn Traffic also leases a 37,000-square foot warehouse in Punxsutawney, Pennsylvania, which houses certain store supplies and aerosol products and a 44,000-square foot warehouse in DuBois, Pennsylvania, which houses high-bulk grocery products.

The principal New York distribution facility is a highly automated, Company-owned 498,000-square foot distribution center in Syracuse, New York. The Company also owns a 217,000-square foot distribution center for perishable products in Syracuse, New York. Penn Traffic also owns a 267,000-square foot distribution center in Jamestown, New York. In Fiscal 1995, the Company leased a 12,000-square foot perishable floral warehouse in Jamestown, New York.

The primary Ohio distribution center is a leased 484,000-square foot dry grocery facility in Columbus, Ohio. Penn Traffic also owns a 208,000-square foot distribution facility for perishable goods in Columbus, Ohio. Big Bear also leases two general merchandise warehouses comprising 399,000 square feet in Columbus, Ohio.

In September 1993, Penn Traffic entered into a program to consolidate the purchasing and distribution of health and beauty care products and general merchandise with The Grand Union Company ("Grand Union"). Under this program, Grand Union procures health and beauty care products for both Grand Union and Penn Traffic, and Penn Traffic, through its Big Bear division, procures general merchandise for both Penn Traffic and Grand Union. Grand Union's general merchandise warehouse in Montgomery, New York is used to distribute general merchandise and health and beauty care products to Insalaco's, P&C, Quality Markets and Riverside stores. This warehouse also supplies the majority of Penn Traffic's wholesale customers, as well as Grand Union stores. Under the arrangement, the cost of operating the Montgomery warehouse is shared by Penn Traffic in an amount proportionate to Penn Traffic's usage of the facility. Penn Traffic owns the general merchandise and health and beauty care products inventory located at the Montgomery, New York warehouse. In January 1995, Grand Union filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Delaware. The Company's ongoing relationships with Grand Union are being reevaluated in connection with the pending Grand Union bankruptcy proceedings. No determination has yet been made as to whether, or on what basis, the Company's and Grand Union's arrangement with regard to consolidated purchasing and distribution of health and beauty care products and of general merchandise will be continued.

Approximately 80% of the merchandise offered in Penn Traffic's retail stores is distributed from its warehouses by its fleet of 332 tractors, 397 refrigerated trailers and 554 dry trailers. Merchandise not delivered from Penn Traffic's warehouses or from the Grand Union general merchandise warehouse in Montgomery, New York, as described above, is delivered directly to the stores by distributors, vendor drivers and salesmen for such products as beverages, snack foods and bakery items.

COMPETITION

The food retailing business is highly competitive and may be affected by general economic conditions. The number of competitors and the degree of competition experienced by Penn Traffic's supermarkets vary by location. Penn Traffic competes with several regional and local supermarket chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse clubs, discount drug store chains and discount general merchandise chains. No other supermarket company competes against Penn Traffic stores representing more than 20% of Penn Traffic's revenues, with the exception of Kroger, which competes against Big Bear stores, representing approximately 30% of Penn Traffic's revenues.

EMPLOYEES

Labor costs and their impact on product prices are important competitive factors in the supermarket industry. At January 28, 1995, Penn Traffic had 26,700 hourly employees and 1,800 salaried employees.

Approximately 51% of Penn Traffic's hourly employees belong to the United Food and Commercial Workers union. An additional 7% of Penn Traffic's hourly employees (principally involved in the distribution function and the Company's dairy and bakery plants) belong to six other unions. The Company competes with certain independently owned and chain-owned supermarkets, discount drug stores, warehouse clubs and general merchandise stores, whose employees are not union affiliated.

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

SEASONALITY, CUSTOMERS AND SUPPLIERS

The supermarket business of Penn Traffic is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of Penn Traffic's consolidated revenues. Groceries, general merchandise and raw materials are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of Penn Traffic's cost of sales except TOPCO Associates, Inc. which accounted for approximately 14% of product purchases in the fiscal year ended January 28, 1995.

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

In August 1988, Penn Traffic acquired P&C Food Markets, Inc. ("P&C") which operates in a contiguous market to the east of Penn Traffic's historical marketplace. In October 1991, P&C became a wholly owned subsidiary of the Company, and in April 1993, P&C was merged into the Company. P&C currently operates as a division of the Company. P&C is headquartered in Syracuse, New York and operates 68 "P&C" retail supermarkets, franchises 66 "Big M" stores and provides wholesaling services to 85 independent supermarkets.

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

In January 1993, Penn Traffic acquired 28 supermarkets located in western New York and northwestern Pennsylvania from Schmitt. Eighteen of the stores are currently being operated by Penn Traffic and one store has been converted to a franchise store.

In September 1993, Penn Traffic acquired the operating assets of Insalaco Supermarkets, Inc. ("Insalaco"), which consisted of 12 supermarkets with a total square footage of approximately 400,000. Two new stores totalling approximately 90,000 square feet have been opened subsequent to the original acquisition.

On January 19, 1995, Penn Traffic acquired 45 supermarkets owned by American Stores Company which had operated under the Acme trade name. Forty-one of the acquired stores are located in north central and northeastern Pennsylvania and four are located in south central New York state. Fifteen of these acquired stores have been or will be closed or divested in Fiscal 1996. The Company is operating the remaining 30 stores under the Insalaco's, Bi-Lo Foods and P&C tradenames.

INVESTMENT IN GRAND UNION

Until March 1995, Penn Traffic held an indirect ownership interest in the common stock of Grand Union Holdings Corporation ("Grand Union Holdings"), the indirect corporate parent of Grand Union. Grand Union is engaged in the food retailing business. Penn Traffic's ownership interest in Grand Union Holdings was acquired in July 1989 (Fiscal 1990) and was held through a limited partnership interest in Grand Acquisition Company, L.P. ("GAC, L.P."). As of January 28, 1995, Penn Traffic's indirect ownership interest was 17.8% on a fully diluted basis.

On January 25, 1995, Grand Union filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"). On
February 16, 1995, Grand Union Holdings filed a voluntary Chapter 11 petition with the Bankruptcy Court. As a result of these bankruptcy proceedings, Penn Traffic's equity interest in Grand Union Holdings became worthless, and on March 24, 1995, Penn Traffic's limited partnership interest in GAC, L.P. was redeemed for nominal consideration.

The Company accounted for its investment in Grand Union under the equity method. At the time the investment was made in July 1989, it was recorded at a cost of $18.3 million. As of February 2, 1991, Penn Traffic had recorded losses which reduced the carrying value of its investment to zero.

As described elsewhere in this Form 10-K, certain of the Company's ongoing relationships with Grand Union are being reevaluated in connection with the pending Grand Union bankruptcy proceedings. No determination has yet been made as to whether, or on what basis, these relationships will be continued.

Grand Union Holdings is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports and other information with the Securities and Exchange Commission (the "Commission"). Copies of such materials may be inspected and copied at any of the offices of the Commission.

DIVESTITURE OF P&C NEW ENGLAND DIVISION

At the time of the acquisition of Grand Union by Grand Union Holdings in July 1989, Grand Union and P&C (then a subsidiary, and now a division of Penn Traffic), operated stores in some of the same geographic areas in Vermont and upstate New York. In connection with the acquisition, agreements were entered into with federal and state antitrust authorities which required the divestiture of 16 Grand Union stores or P&C stores. The divestitures required by these agreements were completed in July 1990. P&C operated thirteen of the sixteen divested stores and Grand Union operated three. In connection with the divestiture program, P&C discontinued its New England wholesaling business.

In a related transaction, in July 1990, P&C and Grand Union entered into an operating agreement (the "Operating Agreement") whereby Grand Union acquired the right to operate P&C's 13 remaining stores in New England under the Grand Union name until July 2000. Pursuant to the Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor to P&C, which was merged into the Company in April 1993) a minimum annual fee averaging $10.7 million per year during the ten-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to $700,000 per year based upon sales performance of the stores operated by Grand Union. Penn Traffic received payment of the maximum contingent fee of $700,000 for the year ended July 30, 1994 and, based upon current sales levels, Penn Traffic expects to receive payment of the maximum contingent fee of $700,000 in the year ending July 30, 1995 and in each year remaining in the term of the Operating Agreement. Under the terms of the Operating Agreement, the recapitalization of Grand Union in July 1992 triggered a $15 million prepayment of the operating fee. This prepayment reduced the future payments that Grand Union will make to Penn Traffic pursuant to the terms of the Operating Agreement by approximately $3.2 million per year.

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

If Grand Union does not extend the initial term of the Operating Agreement at its expiration in July 2000 or does not exercise the Purchase Option prior to the expiration of the term (or the extended term), or in the event of a default by Grand Union in the performance of its obligations pursuant to the Operating Agreement, the stores operated by Grand Union pursuant to the Operating Agreement will be returned to operation by Penn Traffic. Based on current conditions, management does not believe that the return of operation of the stores to Penn Traffic would have a significant impact on the financial condition of the Company.

ITEM 2.  PROPERTIES

Penn Traffic follows the general industry practice of leasing the majority of its retail supermarket locations. Penn Traffic presently owns 36 supermarkets and leases 231 supermarkets. The owned supermarkets range in size from 4,300 to 123,000 square feet. The leased supermarkets range in size from 8,000 to 140,000 square feet and are held under leases expiring from 1995 to 2014, excluding option periods. Penn Traffic also owns two supermarkets and leases 59 supermarkets which are leased or subleased to independent operators.

Penn Traffic owns a five-story building located in Johnstown, Pennsylvania, which housed the Company's headquarters prior to relocation of the Company's headquarters to Syracuse, New York in July 1993. The building is leased to other tenants.

Penn Traffic also owns nine shopping centers, eight of which contain one of the Company-owned or licensed supermarkets. Penn Traffic also operates major distribution centers in DuBois, Pennsylvania; Syracuse and Jamestown, New York; and Columbus, Ohio; a dairy plant in Johnstown, Pennsylvania; and bakery plants in Syracuse, New York and Columbus, Ohio. Penn Traffic also owns a fleet of trucks and trailers and other miscellaneous real estate and equipment used in the operation of its businesses.

Penn Traffic believes that all of its properties, fixtures and equipment are well maintained and in good condition.

ITEM 3.  LEGAL PROCEEDINGS

Penn Traffic and its subsidiaries are involved in various legal actions, some of which involve claims for substantial sums. However, any ultimate liability with respect to these contingencies is not considered by management to be material in relation to the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of Fiscal 1995.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT

Certain information regarding the executive officers of Penn Traffic is set forth as follows:

         Name                   Age          Position with Penn Traffic
- --------------------------      ---      -----------------------------------
Gary D. Hirsch                  45        Chairman and Director

Martin A. Fox                   41        Director, Vice Chairman - Finance
                                           and Assistant Secretary

John T. Dixon                   55        Director, President and Chief
                                           Executive Officer

Roy E. Flood                    54        Senior Vice President; President
                                           of P&C Foods Division

Raymond J. Heath                56        Senior Vice President; President
                                           of Riverside Markets Division

John E. Josephson               47        Senior Vice President; President
                                           of Big Bear Division

Eugene R. Sunderhaft            47        Senior Vice President - Finance
                                           and Secretary
                                           (Chief Financial Officer)

David A. Adamsen                43        Vice President - Manufacturing

Ronald E. Flowers               56        Vice President - Nonfood
                                           Merchandising

Glenn L. Goldberg               43        Vice President and Assistant
                                           Secretary

Francis D. Price, Jr.           45        Vice President, General Counsel
                                           and Assistant Secretary

Randall J. Sweeney              43        Vice President and General
                                           Manager - Quality Markets
                                           Division

Joseph S. Zoldi                 50        Vice President and General
                                           Manager - Insalaco's Division

William G. Berryman             51        Vice President and Chief
                                           Information Officer


Each of the executive officers is a citizen of the United States.

Mr. Hirsch has been a Director and Chairman of Penn Traffic since 1987. Mr. Hirsch has been a general partner and the managing partner of MTH (broker-dealer) since March 1982 and a Managing Director of MTH Holdings, Inc. ("MTH Holdings") since November 1983. He is Chairman, President and a Director of RAC Partners, Inc. ("RAC Partners"), the sole general partner of Riverside Acquisition Company, Limited Partnership ("RAC"). Mr. Hirsch has been Chairman and a Director of Grand Union Holdings (food distribution holding company) since July 1989. Mr. Hirsch became Chairman and a Director of Grand Union Capital Corporation ("Grand Union Capital") in May 1992 and Chairman and a Director of Grand Union in July 1992.

Mr. Fox has been Director and Vice Chairman - Finance since February 1993. From 1989 until February 1993, Mr. Fox was a Vice President of the Company. Mr. Fox has been Assistant Secretary of Penn Traffic since 1989. Mr. Fox has been Executive Vice President of MTH since 1988. Mr. Fox became a Director, Vice President and Secretary of Grand Union Capital in May 1992 and Treasurer of Grand Union Capital in May 1993. Mr. Fox became Vice President and Assistant Secretary and a Director of Grand Union and Vice President and Secretary and a Director of Grand Union Holdings in July 1992 and Treasurer of Grand Union Holdings in May 1993.

Mr. Dixon has been a Director since December 1994 and President and Chief Executive Officer of Penn Traffic since January 29, 1995. Mr. Dixon was a Vice President of Penn Traffic and the President of P&C from 1993 until January 1995. He served as President of Quality Markets, Inc. from January 1992 until August 1993 and had served in various other positions at Big Bear since 1957.

Mr. Flood was appointed Senior Vice President of Penn Traffic and President of the P&C division effective January 29, 1995. Mr. Flood was Executive Vice President of Merchandising for Big Bear from 1990 until January 1995. He was Vice President of Sales and Merchandising of P&C from 1986 to 1990 and served in various other positions at P&C from 1977 to 1986.

Mr. Heath was appointed Senior Vice President of Penn Traffic effective January 29, 1995. Mr. Heath was a Vice President of Penn Traffic since 1979 and has been President of the Riverside division since 1979. He had held the position of Executive Vice President and Assistant General Manager since 1976 and has served in various other positions in the Riverside division since 1967.

Mr. Josephson was appointed Senior Vice President of Penn Traffic effective January 29, 1995. Mr. Josephson was a Vice President of Penn Traffic since 1989 and has been President of Big Bear since 1989. Prior to his appointment as President of Big Bear, Mr. Josephson was Senior Vice President, Finance and Treasurer of P&C from 1986 to 1989. Mr. Josephson was Vice President, Finance and Treasurer of P&C from 1983 until 1986.

Mr. Sunderhaft was appointed Senior Vice President - Finance of Penn Traffic effective January 29, 1995. Mr. Sunderhaft had been Vice President - Finance since May 1993, and has been Chief Financial Officer and Secretary of Penn Traffic since May 1993. Mr. Sunderhaft was Treasurer of Penn Traffic from May 1993 until April 1995. He has been employed by P&C since 1972 and he became Vice President - Finance and Chief Financial Officer of P&C in 1989.

Mr. Adamsen was appointed Vice President of Manufacturing of Penn Traffic effective September 13, 1994. Mr. Adamsen has been President of Penny Curtiss Baking Company since 1986. He has been employed by P&C since 1974 serving in various positions at Penny Curtiss Baking Company including Vice
President/General Manager and Vice President of Sales and Marketing.

Mr. Flowers was appointed Vice President of Nonfood Merchandising of Penn Traffic on February 10, 1995. Mr. Flowers was Vice President of Nonfood Merchandising for Big Bear from 1993 until February 1995 and has served in various other positions at Big Bear since 1955.

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

Mr. Sweeney was appointed a Vice President of Penn Traffic effective January 29, 1995. Mr. Sweeney has been General Manager of the Quality Markets division since 1993 and has served in various other positions at Quality since 1974.

Mr. Zoldi was appointed a Vice President of Penn Traffic effective January 29, 1995. Mr. Zoldi has been General Manager of the Insalaco's division since 1993. Mr. Zoldi has been employed by Insalaco's since 1974.

Mr. Berryman was appointed Vice President and Chief Information Officer of Penn Traffic effective April 10, 1995. Prior to joining the Company, Mr. Berryman served as a consultant for Technology Solutions Company from 1994 until April 1995. Mr. Berryman was Vice President of Management Information Services for Dominick's Finer Foods, Inc. from 1989 until 1994.

On January 25, 1995, Grand Union filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. On February 6, 1995, an involuntary Chapter 11 petition was filed in the Bankruptcy Court against Grand Union Capital. On February 16, 1995, Grand Union Capital commenced a voluntary Chapter 11 case in the Bankruptcy Court by consenting to the entry of an order for relief on the involuntary Chapter 11 petition. Also on February 15, 1995, Grand Union Holdings filed a voluntary Chapter 11 petition in the Bankruptcy Court. Messrs. Hirsch and Fox are directors and executive officers of Grand Union, Grand Union Capital and Grand Union Holdings and Mr. Goldberg is an executive officer of Grand Union Capital and Grand Union Holdings. Messrs. Hirsch, Fox and Goldberg have indicated that they intend to resign from all positions which any of them hold with Grand Union, Grand Union Capital and Grand Union Holdings, such resignation to be effective no later than the date of completion of the pending Bankruptcy Court proceedings.

There are no family relationships between executive officers of Penn Traffic. The term of office of executive officers is for a one-year period beginning on the date of the annual meeting, which is normally held in June of each year.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Penn Traffic's common stock is listed on the New York Stock Exchange and was held by approximately 286 shareholders of record on January 28, 1995.

Common stock information is provided on Page 20 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The comparative summary of selected financial data of Penn Traffic for the five years ended January 28, 1995 appears on Pages 21 and 22 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on Pages 23 through 29 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
                                                                  Page

  Report of Independent Accountants                                30
  Consolidated Financial Statements:
    Statement of Operations for each of the three fiscal
       years ended January 28, 1995                                31
    Balance Sheet as of January 28, 1995 and January 29, 1994 32 Statement of Shareholders' Equity for each of the three
       fiscal years ended January 28, 1995                         34
    Statement of Cash Flows for each of the three fiscal
       years ended January 28, 1995                                35
    Notes to Consolidated Financial Statements                     37
  Financial Statement Schedule for the three years ended
    January 28, 1995:
    Schedule VIII   - Valuation and Qualifying Accounts            65

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized below are quarterly financial data for the fiscal years ended January 28, 1995 and January 29, 1994.

                                               Fiscal 1995                                         Fiscal 1994
                              -------------------------------------------------   -----------------------------------------------
                                1st           2nd           3rd          4th        1st           2nd           3rd         4th
                              --------      --------      --------     --------   --------      --------      --------    --------
                                                         (In thousands of dollars, except per share data)

Total revenues . . . . . . .  $809,961      $835,767      $828,064     $859,433   $762,040      $780,996      $783,253    $845,311
Gross margin . . . . . . . .  $178,503      $192,837      $188,125     $203,052   $168,283      $172,102      $173,008    $193,354
Net income (loss)
 before extraordinary
 item and cumulative effect
 of change in accounting
 principle . . . . . . . . .  $  2,256      $  6,868      $  4,777     $  8,124   $    419      $    634      $   (503)   $  7,626
Extraordinary item . . . . .    (2,276)         (691)          (58)                (17,602)       (4,477)       (1,091)     (2,673)
Cumulative effect of change
 in accounting principle . .    (5,790)
Net (loss) income. . . . . .    (5,810)        6,177         4,719        8,124    (17,183)       (3,843)       (1,594)      4,953
Preferred dividends. . . . .                                                          (159)
Net (loss) income
 applicable to common
 stock . . . . . . . . . . .  $ (5,810)     $  6,177      $  4,719     $  8,124   $(17,342)     $ (3,843)     $ (1,594)   $  4,953
Per share data:
 Income (loss)
  before extraordinary
  item and cumulative effect
  of change in accounting
  principle. . . . . . . . .  $   0.20      $   0.62      $   0.43     $   0.73   $   0.03      $   0.06      $  (0.04)   $   0.68
 Extraordinary item. . . . .     (0.20)        (0.07)        (0.01)                  (2.03)        (0.41)        (0.10)      (0.24)
 Cumulative effect of change
  in accounting principle. .     (0.52)
 Net (loss) income . . . . .  $  (0.52)     $   0.55      $   0.42     $   0.73   $  (2.00)     $  (0.35)     $  (0.14)   $   0.44
 Dividends per preferred
  share:
   Big Bear. . . . . . . . .                                                      $   0.46
 Market value per common
  share:
   High. . . . . . . . . . .  $ 44 5/8      $ 41          $ 43 1/2     $   41 1/4 $ 42 7/8      $ 45 1/2      $ 45 3/4    $ 39 1/8
   Low . . . . . . . . . . .  $ 37 1/2      $ 34 3/8      $ 35 1/4     $   36     $ 34          $ 38 1/4      $ 36 3/8    $ 34 7/8
Other data:
 Depreciation and
  amortization . . . . . . .  $ 21,706      $ 21,539      $ 21,887     $ 22,679   $ 19,871      $ 20,366      $ 20,894    $ 21,738
 LIFO provision  . . . . . .  $     25      $    425                   $  2,342   $    560      $    430      $    100    $   (987)


SUPPLEMENTAL QUARTERLY EBITDA INFORMATION (UNAUDITED)

                                               Fiscal 1995                                         Fiscal 1994
                              -------------------------------------------------   -----------------------------------------------
(In thousands of dollars)       1st           2nd           3rd          4th        1st           2nd           3rd         4th
                              --------      --------      --------     --------   --------      --------      --------    --------
                                                         (In thousands of dollars, except per share data)
EBITDA . . . . . . . . . . .  $ 55,122      $ 64,362      $ 58,158     $ 68,696   $ 51,990      $ 57,673      $ 53,769    $ 66,558
EBITDA as a percentage of
  revenues . . . . . . . . .       6.8%          7.7%          7.0%         8.0%       6.8%          7.4%          6.9%        7.9%


CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY

Set forth below are the selected historical consolidated financial data of Penn Traffic for the five fiscal years ended January 28, 1995. Due to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), at the beginning of the fiscal year ended January 28, 1995 and the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), retroactive to the beginning of the fiscal year ended February 1, 1992, comparisons of the consolidated financial results among years are not necessarily meaningful.

The selected historical consolidated financial data for the five fiscal years ended January 28, 1995 are derived from the consolidated financial statements of Penn Traffic which have been audited by Price Waterhouse LLP, independent accountants. The selected historical consolidated financial data should be read in conjunction with the Penn Traffic consolidated financial statements and related notes included elsewhere herein.


STATEMENT OF OPERATIONS                     As of and for the Fiscal Year Ended
(In thousands of dollars,     January 28,  January 29,   January 30,  February 1,  February 2,
except per share data)           1995         1994          1993         1992         1991
                              ----------   ----------    ----------   ----------   ----------
  Total revenues. . . . . . . $3,333,225   $3,171,600    $2,832,949   $2,772,104   $2,803,781
  Cost of sales . . . . . . .  2,570,708    2,464,853     2,230,493    2,195,773    2,253,619
  Selling and administrative
    expenses. . . . . . . . .    606,782      559,729       475,839      460,684      444,280
  Unusual item. . . . . . . .                   6,400
                              ----------   ----------    ----------   ----------   ----------
  Operating income. . . . . .    155,735      140,618       126,617      115,647      105,882
  Interest expense. . . . . .    117,859      117,423       115,814      116,782      117,300
                              ----------   ----------    ----------   ----------   ----------
  Income (loss) before income
    taxes, equity in net loss
    of affiliated company,
    extraordinary item and
    cumulative effect of
    change in accounting
    principle . . . . . . . .     37,876       23,195        10,803       (1,135)     (11,418)
  Provision for
    income taxes (1). . . . .     15,851       15,019         6,812        4,217        2,427
                              ----------   ----------    ----------   ----------   ----------
  Income (loss) before
    equity in net loss of
    affiliated company,
    extraordinary item and
    cumulative effect of
    change in accounting
    principle . . . . . . . .     22,025        8,176         3,991       (5,352)     (13,845)
  Equity in net loss of Grand
    Union(2). . . . . . . . .                                                         (10,334)
                              ----------   ----------    ----------   ----------   ----------
  Income (loss) before extra-
    ordinary item and
    cumulative effect of
    change in accounting
    principle . . . . . . . .     22,025        8,176         3,991       (5,352)     (24,179)
  Extraordinary item (net of
    tax benefit)(3) . . . . .     (3,025)     (25,843)      (10,823)      (3,718)
                              ----------   ----------    ----------   ----------   ----------
  Net income (loss)
    before cumulative effect
    of change in accounting
    principle . . . . . . . .     19,000      (17,667)       (6,832)      (9,070)     (24,179)
  Cumulative effect of
    change in accounting
    principle (1) and (4) . .     (5,790)                                (58,330)
                              ----------   ----------    ----------   ----------   ----------
  Net income (loss) . . . . .     13,210      (17,667)       (6,832)     (67,400)     (24,179)
  Preferred dividends . . . .                    (159)         (968)      (2,768)      (3,286)
                              ----------   ----------    ----------   ----------   ----------
  Net income (loss)
    applicable to
    common stock. . . . . . . $   13,210   $  (17,826)   $   (7,800)  $  (70,168)  $  (27,465)
                              ----------   ----------    ----------   ----------   ----------
                              ----------   ----------    ----------   ----------   ----------

PER SHARE DATA:
  Income (loss) before extra-
   ordinary item and cumulative
   effect of change in
   accounting principle
   (after preferred
   dividends)(5). . . . . . . $     1.97   $     0.76   $      0.37   $    (1.19)  $    (4.94)
  Extraordinary item. . . . .      (0.27)       (2.45)        (1.31)       (0.54)
  Cumulative effect of change
   in accounting
   principle. . . . . . . . .      (0.52)                                  (8.52)
                              ----------   ----------    ----------   ----------   ----------
  Net income (loss) (5) . . . $     1.18   $    (1.69)   $    (0.94)  $   (10.25)  $    (4.94)
                              ----------   ----------    ----------   ----------   ----------
                              ----------   ----------    ----------   ----------   ----------

  No dividends on common stock have been paid during the past five fiscal years.


BALANCE SHEET DATA:
  Total assets. . . . . . . . $1,793,966   $1,632,901    $1,417,230   $1,291,691   $1,165,202
  Total funded
   indebtedness . . . . . . .  1,277,276    1,166,025     1,005,136      912,070      884,996
  Redeemable preferred
   stock. . . . . . . . . . .                                11,477       13,846       41,080
  Shareholders' equity. . . .     32,927       14,982       (40,488)     (31,459)     (20,369)

OTHER DATA:
  Depreciation and
   amortization . . . . . . .     87,811       82,869        72,787       68,581       61,307
  LIFO provision. . . . . . .      2,792          103           479        1,617        3,109
  Capital expenditures,
   including capital
   leases and acquisitions. .    202,359      182,700       148,650       82,061       74,750

  (1) The historical consolidated financial data for fiscal years 1995, 1994, 1993 and 1992 includes a provision for income taxes computed in accordance with SFAS 109. The provision for income taxes for fiscal year 1991 was computed in accordance with APB 11.

  (2) Until March 1995, Penn Traffic had a minority interest investment in Grand Union, which was accounted for under the equity method. As of February 2, 1991, Penn Traffic had recorded losses that reduced the carrying value of its investment to zero.

  (3) The extraordinary item (net of income tax benefits) resulted from the early retirement of debt.

  (4) Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The cumulative effect of the change in accounting principle determined as of January 30, 1994, reduced net income $5.8 million, net of a $4.1 million income tax benefit, for the fifty-two week period ended January 28, 1995.

  (5) Net income (loss) per share of common stock is based on the average number of shares of common stock and equivalents outstanding during each period. Fully diluted net income per share is not presented since the reduction from primary net income per share is less than three percent for each period presented.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED JANUARY 28, 1995 ("FISCAL 1995") COMPARED TO FISCAL YEAR ENDED JANUARY 29, 1994 ("FISCAL 1994")

     The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1995 and Fiscal 1994:

                                     PERCENTAGE OF TOTAL REVENUES
                                            FISCAL YEAR ENDED
                                     ----------------------------
                                            1995       1994
                                           ------     ------
Total revenues                             100.0%     100.0%
Gross profit (1)                            22.9       22.3
Selling and administrative
  expenses                                  18.2       17.7
Unusual item                                            0.2
Operating income                             4.7        4.4
Interest expense                             3.6        3.7
Income before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle                                  1.1        0.7

(1)  Total revenues less cost of goods sold.

     Total revenues for Fiscal 1995 increased 5.0% to $3.33 billion from $3.17 billion in Fiscal 1994. Sales from retail supermarkets existing in both years, "same store sales," increased 0.9% in Fiscal 1995. The increase in total revenues is primarily the result of the increase in retail supermarket sales from the acquisition of the Insalaco's stores in September 1993, the increase in same store sales, and revenues from incremental stores that the Company has recently opened. Wholesale supermarket sales decreased in Fiscal 1995 to $434.4 million from Fiscal 1994 sales of $453.4 million.

     In Fiscal 1995, gross profit as a percentage of total revenues increased to 22.9% from 22.3% in Fiscal 1994. The increase in gross profit as a percentage of total revenues primarily resulted from a combination of reduced product procurement costs and the relative increase in retail revenues compared to wholesale revenues.

     Selling and administrative expenses as a percentage of total revenues increased to 18.2% for Fiscal 1995 from 17.7% in Fiscal 1994. The increase in selling and administrative expenses as a percentage of total revenues primarily resulted from the relative increase in retail revenues compared to wholesale revenues and increases in fixed and semi-variable expenses as a percentage of total revenues during a period with low food price inflation and continued consumer preferences towards lower-priced products.

     During the second quarter of Fiscal 1994, the Company recorded certain expenses totalling $6.4 million classified as an unusual item. This unusual item was comprised of $4.0 million related to a voluntary employee separation program at the Company's P&C division and $2.4 million related to the realignment of certain operations.

     Depreciation and amortization of $87.8 million in Fiscal 1995 and $82.9 million in Fiscal 1994 represented 2.6% of total revenues in both years.

     Operating income for Fiscal 1995 was $155.7 million or 4.7% of total revenues compared to $140.6 million or 4.4% of total revenues in Fiscal 1994. Excluding the effect of the unusual item, operating income for Fiscal 1994 was $147.0 million or 4.6% of total revenues.

     Interest expense for Fiscal 1995 and Fiscal 1994 was $117.9 million and $117.4 million, respectively.

     Income before income taxes, extraordinary item and the cumulative effect of change in accounting principle was $37.9 million for Fiscal 1995 compared to $23.2 million for Fiscal 1994.

     The income tax provision for Fiscal 1995 was $15.9 million compared to $15.0 million in Fiscal 1994. The Fiscal 1995 income tax provision includes a $1.0 million decrease in income tax expense and the Fiscal 1994 income tax provision includes a $2.4 million charge. These adjustments are the result of changes in the statutory tax rates applicable to deferred taxes in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes that primarily result from the amortization of goodwill (Note 4).

     The extraordinary item for Fiscal 1995 was a $3.0 million charge (net of $2.0 million income tax benefit) compared to a $25.8 million charge (net of $17.8 million income tax benefit) in Fiscal 1994. These extraordinary items relate to the early retirement of debt.

     During the first quarter of Fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The cumulative effect of this change in accounting principle was a charge of $5.8 million (net of $4.1 million income tax benefit) (Note 3). This accounting change did not have a material impact on Fiscal 1995 results.

     FISCAL YEAR ENDED JANUARY 29, 1994 ("FISCAL 1994") COMPARED TO FISCAL YEAR ENDED JANUARY 30, 1993 ("FISCAL 1993")

     The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1994 and Fiscal 1993:

                                     PERCENTAGE OF TOTAL REVENUES
                                            FISCAL YEAR ENDED
                                     ----------------------------
                                            1994       1993
                                           ------     ------
Total revenues. . . . . . . . . . . . . .  100.0%     100.0%
Gross profit (1). . . . . . . . . . . . .   22.3       21.3
Selling and administrative
  expenses. . . . . . . . . . . . . . . .   17.7       16.8
Unusual item. . . . . . . . . . . . . . .    0.2
Operating income. . . . . . . . . . . . .    4.4        4.5
Interest expense. . . . . . . . . . . . .    3.7        4.1
Income before income taxes
  and extraordinary item. . . . . . . . .    0.7        0.4

(1)  Total revenues less cost of goods sold.

     Total revenues for Fiscal 1994 increased to $3.17 billion from $2.83 billion in Fiscal 1993. The increase in total revenues is primarily the result of the increase in retail supermarket sales resulting from the acquisition of the former Peter J. Schmitt and the Insalaco's stores. Retail operations, wholesale operations and the food processing businesses contributed 81.6%, 14.5% and 3.9%, respectively, to Fiscal 1994 total revenues. Wholesale supermarket revenues increased in Fiscal 1994 to $453.4 million from $438.7 million in Fiscal 1993. Sales from retail supermarkets existing in both periods, "same store sales," for the 52 weeks ended January 29, 1994, increased 1.5%.

     In Fiscal 1994, gross profit was $706.7 million compared to Fiscal 1993 gross profit of $602.5 million, representing 22.3% and 21.3% of total revenues, respectively. The increase in gross profit as a percentage of total revenues was primarily the result of the reclassification of certain expenses from cost of goods sold to selling and administration expenses and lower product procurement costs partially offset by increased buying and occupancy costs. The lower product procurement costs are partly the result of the Company's continuing consolidated purchasing initiatives which have led to increased vendor allowances and other reductions in product procurement costs.

     Selling and administrative expenses for Fiscal 1994 were $559.7 million compared with $475.8 million in Fiscal 1993. Selling and administrative expenses as a percentage of total revenues increased to 17.7% for Fiscal 1994 from 16.8% in Fiscal 1993. The increase in selling and administrative expenses as a percentage of total revenues was primarily due to the reclassification of certain expenses from cost of goods sold to selling and administrative expenses and increases in fixed and semi-variable expenses as a percentage of total revenues during a period without food price inflation and with changes in consumer preferences towards lower-priced products.

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

     Operating income for Fiscal 1994 increased by $14.0 million to $140.6 million from $126.6 million in Fiscal 1993. Operating income as a percentage of total revenues was 4.4% and 4.5% in Fiscal 1994 and Fiscal 1993, respectively. Fiscal 1994 operating income includes an unusual item of $6.4 million, or 0.2% of total revenues.

     Interest expense for Fiscal 1994 and Fiscal 1993 was $117.4 million and $115.8 million, respectively.

     Income before income taxes and extraordinary item was $23.2 million for Fiscal 1994, compared to $10.8 million for Fiscal 1993.

     The income tax provision for Fiscal 1994 was $15.0 million compared to $6.8 million in Fiscal 1993. The Fiscal 1994 income tax provision includes a $2.4 million charge relating to an increase in the federal tax rate applicable to deferred taxes in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The effective tax rates vary from the statutory rates, due to differences between income for financial reporting and tax reporting purposes that primarily result from the amortization of goodwill. The income tax provisions for both years reflect the adoption of SFAS 109 (Note 4).

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

LIQUIDITY AND CAPITAL RESOURCES

     During Fiscal 1995, operating income increased to $155.7 million from $140.6 million for Fiscal 1994. Interest expense for Fiscal 1995 was $117.9 million compared to $117.4 million for Fiscal 1994. Income before extraordinary item and the cumulative effect of an accounting change for Fiscal 1995 was $22.0 million compared to $8.2 million in Fiscal 1994.

     Payments of interest and principal on the Company's $1.14 billion of long-term debt (excluding capital leases) will restrict funds available to the Company to finance capital expenditures and working capital. Principal payments of long-term debt due during Fiscal 1996, 1997 and 1998 total $4.1 million, $2.7 million and $2.2 million, respectively.

     During Fiscal 1995, the Company's internally generated funds from operations, proceeds from the issuance of $100 million of 10.65% Senior Notes and amounts available under the revolving credit facility described below provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $225 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. During Fiscal 1995, the Revolving Credit Facility was amended to provide for certain interest rate reductions. After giving effect to the terms of the amendment, based on the interest coverage ratio which the Company has attained, the interest rate on borrowings as to which the Company elects a LIBOR-based rate option is LIBOR plus 1.75%, and the interest rate on borrowings as to which the Company elects a prime-based rate option is prime plus 0.50%.
As of January 28, 1995, total availability under the Penn Traffic Revolving Credit Facility was $121.8 million.

     In January 1995, the Company acquired 45 supermarkets from American Stores Company formerly operated under the Acme trade name. Forty-one of these stores are located in north central and northeastern Pennsylvania and four are located in south central New York state. The purchase price for the 45 stores was approximately $75 million plus inventory (approximately $16 million). As the result of a review by the Federal Trade Commission, the Company has agreed to divest three stores in Pennsylvania. The acquisition was funded with the proceeds from the issuance in October 1994 of $100 million of 10.65% Senior Notes due November 1, 2004 in an underwritten public offering.

     During Fiscal 1995, the Company redeemed or repurchased $52.4 million of 13 3/4% Senior Subordinated Notes due 1999 and $5.8 million of 11 1/2% Senior Notes due 2001.

     The Company has entered into four interest rate swap agreements, each of which expires within the next four years, that effectively convert $155 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense. For Fiscal 1995, the Company recorded a $2.3 million reduction of interest expense related to these agreements.

     Cash flows to meet the Company's requirements for operating, investing and financing activities during Fiscal 1995 are reported in the Consolidated Statement of Cash Flows. During the fiscal year ended January 28, 1995, the Company's net cash used in investing activities was $210.3 million. These amounts were financed by net cash provided by operating activities of $71.7 million, net cash provided by financing activities of $102.6 million and available cash of $36.0 million. During the fiscal year ended January 29, 1994, the Company's net cash used in investing activities was $175.4 million and the Company had an increase in cash of $27.6 million. These amounts were financed by net cash provided by operating activities of $9.3 million and net cash provided by financing activities of $193.7 million. During the fiscal year ended January 30, 1993, the Company's net cash used in investing activities was $112.9 million and the Company had an increase in cash of $17.7 million. These amounts were financed by net cash provided by operating activities of $85.0 million and net cash provided by financing activities of $45.6 million.

     Working capital decreased by $13.3 million from January 29, 1994 to January 28, 1995.

     The Company is in compliance with all terms and restrictive covenants of its Revolving Credit Facility and long-term debt agreements for the fiscal year ended and as of January 28, 1995.

     The Company's debt agreements provide restrictive covenants on the payment of dividends to its shareholders. As of January 28, 1995, no dividend payments to the Company's shareholders could have been made under the most restrictive of these limitations.

     Over the next five fiscal years (including the fiscal year ending February 3, 1996), the Company expects to spend approximately $700 million on capital expenditures (including capital leases), equivalent to approximately 3.5% to 4.0% of planned retail sales over this period. Penn Traffic expects to finance such capital expenditures (including capital leases) through cash generated from operations, as well as amounts available under the Revolving Credit Facility and additional capital lease obligations. The Company anticipates that these sources of funds will be sufficient to finance its planned capital expenditures over this period. Capital expenditures will be principally for new stores, replacement stores and remodels.

     During Fiscal 1995, the Company opened six new stores, six replacement stores and completed nine remodels/expansions. Capital expenditures (including capitalized leases) were approximately $127 million for Fiscal 1995, excluding the Acme acquisition.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Penn Traffic Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Penn Traffic Company and its subsidiaries (the "Company") at January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits to adopt the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 30, 1994.


Price Waterhouse LLP
Syracuse, New York
March 24, 1995

                    THE PENN TRAFFIC COMPANY
              CONSOLIDATED STATEMENT OF OPERATIONS

                                        52 Weeks Ended    52 Weeks Ended      52 Weeks Ended
                                       January 28, 1995  January 29, 1994    January 30, 1993
                                       ----------------  ----------------    ----------------
                                      (All dollar amounts in thousands, except per share data)
TOTAL REVENUES                             $3,333,225         $3,171,600         $2,832,949
COSTS AND OPERATING EXPENSES:
    Cost of sales (including
      buying and occupancy cost)            2,570,708          2,464,853          2,230,493
    Selling and administrative
      expenses                                606,782            559,729            475,839
    Unusual item (Note 6)                                          6,400
                                           ----------         ----------         ----------
OPERATING INCOME                              155,735            140,618            126,617
    Interest expense                          117,859            117,423            115,814
                                           ----------         ----------         ----------
INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                      37,876             23,195             10,803
    Provision for income taxes
      (Note 4)                                 15,851             15,019              6,812
                                           ----------         ----------         ----------
INCOME BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                      22,025              8,176              3,991
    Extraordinary item (net of tax
      benefit)   (Note 12)                     (3,025)           (25,843)           (10,823)
                                           ----------         ----------         ----------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                    19,000            (17,667)            (6,832)
    Cumulative effect of change
      in accounting principle
      (Note 3)                                 (5,790)
                                           ----------         ----------         ----------
NET INCOME (LOSS)                              13,210            (17,667)            (6,832)
    Preferred dividends (Note 7)                                    (159)              (968)
                                           ----------         ----------         ----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCK                          $   13,210         $  (17,826)        $   (7,800)
                                           ----------         ----------         ----------
                                           ----------         ----------         ----------
PER SHARE DATA:
    Income before extraordinary
      item and cumulative effect
      of change in accounting
      principle (after preferred
      dividends)                           $     1.97         $     0.76         $     0.37
    Extraordinary item                          (0.27)             (2.45)             (1.31)
    Cumulative effect of change in
      accounting principle                      (0.52)
                                           ----------         ----------         ----------
        Net income (loss)                  $     1.18         $    (1.69)        $    (0.94)
                                           ----------         ----------         ----------
                                           ----------         ----------         ----------

    Dividends per preferred share:
        Big Bear                                              $     0.46         $     1.84

                                                              ----------         ----------
                                                              ----------         ----------
    Average number of common shares
      and equivalents outstanding          11,169,337         10,561,256          8,258,113
                                           ----------         ----------         ----------
                                           ----------         ----------         ----------



               The accompanying notes are an integral part of these statements.

                    THE PENN TRAFFIC COMPANY

                   CONSOLIDATED BALANCE SHEET


                                                      January 28,       January 29,
                                                         1995               1994
                                                      ----------        -----------
                                                        (In thousands of dollars)

                                       ASSETS
CURRENT ASSETS:
  Cash and short-term investments (Note 1). . . . . . $   46,519        $   82,467
  Accounts and notes receivable (less allowance
   for doubtful accounts of $1,374 and $740,
   respectively). . . . . . . . . . . . . . . . . . .     81,967            60,020
  Inventories (Note 1). . . . . . . . . . . . . . . .    385,968           348,455
  Prepaid expenses and other current assets . . . . .     10,913             9,939
                                                      ----------        ----------
                                                         525,367           500,881
                                                      ----------        ----------

FACILITIES UNDER CAPITAL LEASES (NOTE 5):
  Capital leases. . . . . . . . . . . . . . . . . . .    178,198           173,690
  Less:  Accumulated amortization . . . . . . . . . .    (50,450)          (39,589)
                                                      ----------        ----------
                                                         127,748           134,101
                                                      ----------        ----------

FIXED ASSETS (NOTE 1):
  Land. . . . . . . . . . . . . . . . . . . . . . . .     26,212            20,741
  Buildings . . . . . . . . . . . . . . . . . . . . .    180,568           157,641
  Furniture and fixtures. . . . . . . . . . . . . . .    439,544           389,598
  Vehicles. . . . . . . . . . . . . . . . . . . . . .     19,452            19,586
  Leaseholds and improvements . . . . . . . . . . . .    207,634           162,725
                                                      ----------        ----------
                                                         873,410           750,291
  Less:  Accumulated depreciation . . . . . . . . . .   (272,613)         (214,563)
                                                      ----------        ----------
                                                         600,797           535,728
                                                      ----------        ----------

OTHER ASSETS:
  Intangible assets resulting from acquisitions,
   net (Note 1) . . . . . . . . . . . . . . . . . . .    451,897           377,450
  Other assets and deferred charges, net. . . . . . .     88,157            84,741
                                                      ----------        ----------
                                                         540,054           462,191
                                                      ----------        ----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . $1,793,966        $1,632,901
                                                      ----------        ----------
                                                      ----------        ----------


              The accompanying notes are an integral part of these statements.

                          THE PENN TRAFFIC COMPANY

                         CONSOLIDATED BALANCE SHEET


                                                               January 28,     January 29,
                                                                  1995            1994
                                                               -----------     -----------
                                                                (In thousands of dollars)

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of obligations under capital
   leases (Note 5). . . . . . . . . . . . . . . . . . . . . .  $    9,962      $     8,773
  Current maturities of long-term debt (Note 2) . . . . . . .       4,118            4,208
  Trade accounts and drafts payable . . . . . . . . . . . . .     209,890          183,967
  Payroll and other accrued liabilities . . . . . . . . . . .      79,434           74,028
  Accrued interest expense. . . . . . . . . . . . . . . . . .      30,686           28,690
  Payroll taxes and other taxes payable . . . . . . . . . . .      19,582           18,901
  Deferred income taxes -- current (Note 4) . . . . . . . . .      27,384           24,669
                                                               ----------      -----------
                                                                  381,056          343,236
                                                               ----------      -----------

NONCURRENT LIABILITIES:
  Obligations under capital leases (Note 5) . . . . . . . . .     126,894          131,148
  Long-term debt (Note 2) . . . . . . . . . . . . . . . . . .   1,136,302        1,021,896
  Deferred income taxes (Note 4). . . . . . . . . . . . . . .      73,598           72,411
  Other noncurrent liabilities. . . . . . . . . . . . . . . .      43,189           49,228
                                                               ----------      -----------
                                                                1,379,983        1,274,683
                                                               ----------      -----------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .   1,761,039        1,617,919
                                                               ----------      -----------

SHAREHOLDERS' EQUITY (NOTE 8):
   Preferred Stock--Authorized 10,000,000, $1.00 par
   value; none issued . . . . . . . . . . . . . . . . . . . .
   Common Stock--Authorized 30,000,000, $1.25 par value;
   10,846,701 shares and 10,840,151 shares issued and
   outstanding, respectively. . . . . . . . . . . . . . . . .      13,558           13,550
   Capital in Excess of Par Value                                 179,165          179,087
   Retained Deficit                                              (149,681)        (162,924)
   Minimum Pension Liability Adjustment (Note 3)                     (356)          (4,963)
   Unearned Compensation (Note 8)                                  (9,759)          (9,768)
                                                               ----------      -----------
   TOTAL SHAREHOLDERS' EQUITY                                      32,927           14,982
                                                               ----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,793,966       $1,632,901
                                                               ----------      -----------
                                                               ----------      -----------


              The accompanying notes are an integral part of these statements.

                           THE PENN TRAFFIC COMPANY

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                                                    Minimum
                                                     Capital in                     Pension                      Total
                                         Common       Excess of      Retained       Liability    Unearned    Shareholders'
                                          Stock      Par Value       Deficit        Adjustment  Compensation    Equity
                                         -------    -----------      --------       ----------  ------------   ---------
                                                                      (In thousands of dollars)
FEBRUARY 1, 1992                         $10,322       $ 95,517      $(137,298)                                 $(31,459)
  Net loss                                                              (6,832)                                   (6,832)
  Cash dividends--preferred stock                                         (968)                                     (968)
  Purchase of 112,140 shares of
   Big Bear common stock                                   (803)                                                    (803)
  Purchase of 103,000 shares of
   Big Bear redeemable convertible
   8% preferred stock                                      (291)                                                    (291)
  Other                                                    (135)                                                    (135)
                                         -------       --------     ----------       -------        -------     --------
JANUARY 30, 1993                          10,322         94,288       (145,098)                                  (40,488)
  Net loss                                                             (17,667)                                  (17,667)
  Cash dividends--preferred stock                                         (159)                                     (159)
  Issuance of 2,000,000 shares of
   common stock, net (Note 8)              2,500         71,888                                                   74,388
  Issuance of 307,836 shares of
   common stock, net (Note 8)                385          3,276                                                    3,661
  Exercise of 11,105 common stock
   option shares (Note 8)                     14            196                                                      210
  Issuance of 263,100 restricted
   stock shares (Note 8)                     329          9,439                                     $(9,768)
  Minimum pension liability adjustment
   (Note 3)                                                                          $(4,963)                     (4,963)
                                         -------       --------     ----------       -------        -------     --------
JANUARY 29, 1994                          13,550        179,087       (162,924)       (4,963)        (9,768)      14,982
  Net income                                                            13,210                                    13,210
  Exercise of 7,550 common stock
   option shares (Note 8)                      9            119                                                      128
  Cancellation of 1,000 restricted
   stock shares (Note 8)                      (1)           (41)            42
  Minimum pension liability adjustment
   (Note 3)                                                                            4,607                       4,607
  Unearned compensation adjustment
   (Note 8)                                                                 (9)                           9
                                         -------       --------     ----------       -------        -------     --------
JANUARY 28, 1995                         $13,558       $179,165      $(149,681)      $  (356)       $(9,759)    $ 32,927
                                         -------       --------     ----------       -------        -------     --------
                                         -------       --------     ----------       -------        -------     --------



        The accompanying notes are an integral part of these statements.

                          THE PENN TRAFFIC COMPANY

                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                          52 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                                         January 28, 1995  January 29, 1994  January 30, 1993
                                         ----------------  ----------------  ----------------
                                                        (In thousands of dollars)
OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . .   $  13,210         $ (17,667)       $  (6,832)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Cumulative effect of change in
      accounting principle. . . . . . . .       5,790
     Depreciation and amortization. . . .      72,853            68,556           59,977
     Amortization of intangibles. . . . .      14,958            14,313           12,810
     Proceeds from prepayment of
      operating fee . . . . . . . . . . .                                         15,000
     Other--net . . . . . . . . . . . . .      (4,245)          (16,391)         (10,143)
  Net change in assets and
   liabilities:
     Accounts receivable and prepaid
      expenses. . . . . . . . . . . . . .     (24,031)              276          (14,501)
     Inventories. . . . . . . . . . . . .     (22,011)          (59,002)         (20,981)
     Accounts payable and accrued
      expenses. . . . . . . . . . . . . .      11,637             3,054           48,955
     Deferred charges and other
      assets. . . . . . . . . . . . . . .       3,577            16,181              678
                                            ---------         ---------        ---------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES . . . . . . . . . .      71,738             9,320           84,963
                                            ---------         ---------        ---------
INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . .    (120,005)         (128,103)         (80,903)
  Acquisition of Peter J. Schmitt
   stores . . . . . . . . . . . . . . . .                                        (38,800)
  Acquisition of Insalaco's stores. . . .                       (51,651)
  Acquisition of Acme stores. . . . . . .     (91,004)
  Other--net. . . . . . . . . . . . . . .         701             4,348            6,856
                                            ---------         ---------        ---------
NET CASH (USED IN) INVESTING
 ACTIVITIES . . . . . . . . . . . . . . .    (210,308)         (175,406)        (112,847)
                                            ---------         ---------        ---------


                                          (continued)

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)


                                        52 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                                       January 28, 1995  January 29, 1994  January 30, 1993
                                       ----------------  ----------------  ----------------
                                                    (In thousands of dollars)
FINANCING ACTIVITIES:
  Issuance of Penn Traffic
   common stock--net. . . . . . . . .     $                   $  74,388         $
  Purchase of subsidiary
   securities . . . . . . . . . . . .                           (10,814)           (4,636)
  Increase in long-term debt. . . . .       100,000             617,145           263,828
  Payments to settle long-term
   debt . . . . . . . . . . . . . . .       (62,384)           (443,342)         (195,799)
  Borrowing of revolver debt. . . . .       476,000             587,976           381,014
  Repayment of revolver debt. . . . .      (399,300)           (600,776)         (382,914)
  Reduction of capital lease
   obligations. . . . . . . . . . . .        (8,598)             (7,727)           (7,949)
  Payment of debt issuance costs. . .        (3,224)            (23,188)           (6,830)
  Preferred dividends and other--
   net. . . . . . . . . . . . . . . .           128                  51            (1,111)
                                          ---------           ---------         ---------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES . . . . . . . .       102,622             193,713            45,603
                                          ---------           ---------         ---------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . .       (35,948)             27,627            17,719

  Cash and cash equivalents at
   beginning of year. . . . . . . . .        82,467              54,840            37,121
                                          ---------           ---------         ---------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR. . . . . . . . . . . . .     $  46,519           $  82,467         $  54,840
                                          ---------           ---------         ---------
                                          ---------           ---------         ---------


              The accompanying notes are an integral part of these statements.

                    THE PENN TRAFFIC COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BUSINESS DESCRIPTION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES:

     The Penn Traffic Company ("Penn Traffic" or the "Company") is primarily engaged in retail and wholesale food distribution. As of January 28, 1995, the Company operated 267 supermarkets (excluding 15 acquired Acme stores to be sold or divested) in Pennsylvania, New York, Ohio and West Virginia and supplied 124 franchise supermarkets and 117 independent wholesale accounts. It also operated 15 general merchandise stores. The Company operated 13 modern distribution centers with approximately 2.8 million square feet of combined space, owned bakery and dairy operations and had approximately 28,000 employees.

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

     INVENTORIES Inventories are valued at the lower of cost or market. The Company's inventories, representing grocery and certain general merchandise and manufactured inventories, are stated at cost using the last-in, first-out (LIFO) method of valuation. Inventories stated on the LIFO basis were approximately $17,145,000 and $14,353,000 below replacement cost at January 28, 1995 and January 29, 1994, respectively.

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

          Buildings . . . . . . . . . . . .  16 to 50 years
          Furniture and fixtures. . . . . .   4 to 15 years
          Vehicles. . . . . . . . . . . . .   3 to  8 years
          Leaseholds and improvements . . .   5 to 30 years
          Capital leases. . . . . . . . . .   lease term

     INTANGIBLE ASSETS RESULTING FROM ACQUISITIONS The excess of the costs over the amounts attributed to tangible net assets is primarily being amortized over 40 years using the straight-line method. In addition, certain nonfinancing costs resulting from acquisitions have been capitalized as other assets and deferred charges. For Fiscal 1995, 1994 and 1993, amortization of intangibles was $14,958,000, $14,313,000 and $12,810,000, respectively.

     At each balance sheet date, the Company evaluates the realizability of goodwill based on estimated future nondiscounted cash flows. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at January 28, 1995.

     INVESTMENT IN AFFILIATED COMPANY Until March 1995, the Company had a minority interest investment in The Grand Union Company which was carried on the equity basis (Note 9).

     DEFERRED CHARGES Deferred charges consist of debt issuance costs and prepaid pension expense and the value of leasehold interests that were recorded in conjunction with acquisitions. These deferred charges are being amortized primarily on a straight-line basis over the life of the related debt, the remaining service lives of employees and the lives of the related leases, respectively.

     STORE PRE-OPENING COSTS Store pre-opening costs are generally charged to expense as incurred.

     INCOME TAXES Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

     Deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

     NET INCOME (LOSS) PER SHARE Net income (loss) per share of common stock is based on the average number of shares and equivalents of common stock outstanding during each period, after giving effect to preferred stock dividends. Fully diluted income per share is not presented for each of the periods since the reduction from primary income per share is less than three percent.

NOTE 2 -- LONG-TERM DEBT

     The long-term debt of Penn Traffic consists of the obligations described below:


                                                               JANUARY 28,     JANUARY 29,
                                                                  1995           1994
                                                               -----------    ----------
                                                               (IN THOUSANDS OF DOLLARS)
    Secured Revolving Credit Facility. . . . . . . . . .      $   76,700      $
    Other Secured Debt . . . . . . . . . . . . . . . . .          31,480           35,681
    11 1/2% Senior Notes due October 15, 2001. . . . . .         107,240          113,000
    10 1/4% Senior Notes due February 15, 2002 . . . . .         125,000          125,000
     8 5/8% Senior Notes due December 15, 2003 . . . . .         200,000          200,000
    10 3/8% Senior Notes due October 1, 2004 . . . . . .         100,000          100,000
    10.65% Senior Notes due November 1, 2004 . . . . . .         100,000
    13 3/4% Senior Subordinated Notes due June 15, 1999.                           52,423
     9 5/8% Senior Subordinated Notes due April 15, 2005         400,000          400,000
                                                              ----------      -----------
    TOTAL DEBT . . . . . . . . . . . . . . . . . . . . .       1,140,420        1,026,104
     Less: Amounts due within one year . . . . . . . . .           4,118            4,208
                                                              ----------      -----------
    TOTAL LONG-TERM DEBT . . . . . . . . . . . . . . . .      $1,136,302       $1,021,896
                                                              ----------      -----------
                                                              ----------      -----------

     Amounts maturing within the next five years are: $4,118,000, $2,728,000, $2,186,000, $3,271,000 and $2,644,000. The Company incurred interest expense of $117,859,000, $117,423,000 and $115,814,000, including noncash amortization of deferred financing costs of $4,195,000, $4,153,000 and $4,336,000 for Fiscal 1995, 1994 and 1993, respectively. Interest paid amounted to $111,669,000, $110,070,000 and $108,789,000 for Fiscal 1995, 1994 and 1993,
respectively.

     The estimated fair value of the Company's long-term debt, including current maturities, was $1.07 billion at both January 28, 1995 and January 29, 1994.
The estimated fair value of the Company's long-term debt has been determined by the Company using market information provided by an investment banking firm as to the market value of such debt amounts.

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $225 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. Total availability under the Revolving Credit Facility was $121.8 million at January 28, 1995. Effective August 24, 1994, the Revolving Credit Facility was amended to provide for certain interest rate reductions on borrowings made thereunder. After giving effect to the terms of the amendment, based on the interest coverage ratio which the Company has attained, the interest rate on borrowings as to which the Company elects a LIBOR-based rate option is LIBOR plus 1.75%, and the interest rate on borrowings as to which the Company elects a prime-based rate option is prime plus 0.50%. At January 28, 1995, the weighted average rate of interest on the Revolving Credit Facility was 8.1%.

     In October 1994, Penn Traffic issued $100 million of 10.65% Senior Notes due 2004. The 11 1/2% Senior Notes due 2001, the 10 1/4% Senior Notes due 2002, the 8 5/8% Senior Notes due 2003, the 10 3/8% Senior Notes due 2004 and the 10.65% Senior Notes due 2004 are unsecured obligations of Penn Traffic which rank pari passu with each other and with indebtedness under the Revolving Credit Facility. However, indebtedness under the Revolving Credit Facility is secured by certain assets of the Company. The 9 5/8% Senior Subordinated Notes due 2005 are subordinated to all existing and future senior indebtedness.

     The 11 1/2% Senior Notes due 2001, the 10 1/4% Senior Notes due 2002, the 8 5/8% Senior Notes due 2003, the 10 3/8% Senior Notes due 2004, the 10.65% Senior Notes due 2004, the 9 5/8% Senior Subordinated Notes due 2005 and the Revolving Credit Facility contain certain covenants, including restrictions on incurrence of indebtedness by Penn Traffic and limitations on the payment of dividends to Penn Traffic's common shareholders. The Company is in compliance with all terms and covenants of its long-term debt agreements as of and for the fiscal year ended January 28, 1995.

     The Company has entered into four interest rate swap agreements, each of which expires within the next four years, that effectively convert $155 million of its fixed rate borrowing into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense. The estimated fair value of the Company's interest rate swap agreements at January 28, 1995 was a $4.3 million liability and a $6.7 million asset at January 29, 1994, neither of which has been recorded on the books of the Company. The estimated fair value of these interest rate agreements has been determined by the Company using market information available to the Company, based on information provided by the counterparty to each interest rate agreement.

NOTE 3 -- EMPLOYEE BENEFIT PLANS:

     Substantially all of the Company's employees are covered by either defined benefit plans or defined contribution plans.

     The following sets forth the net pension expense recognized for the defined benefit pension plans and the status of the Company's defined benefit plans:


                                                    FISCAL YEAR ENDED
                                          JANUARY 28,  JANUARY 29, JANUARY 30,
                                              1995        1994        1993
                                           ----------- ----------- ----------
                                                   (IN THOUSANDS OF DOLLARS)
Service cost -- benefits earned
  during the period. . . . . . . . .       $  4,617     $  4,345    $  3,996
Interest cost on projected benefit
  obligation . . . . . . . . . . . .          9,207        8,281       7,014
Actual return on plan assets . . . .         (2,117)     (11,163)    (12,212)
Net amortization and deferral. . . .         (9,365)         482       1,663
                                           --------     --------    --------
Net pension expense. . . . . . . . .       $  2,342     $  1,945    $    461
                                           --------     --------    --------
                                           --------     --------    --------


                                               JANUARY 28, 1995         JANUARY 29, 1994
                                                PLANS IN WHICH           PLANS IN WHICH
                                           -----------------------  ------------------------
                                             ASSETS    ACCUMULATED     ASSETS    ACCUMULATED
                                            EXCEED      BENEFITS      EXCEED      BENEFITS
                                          ACCUMULATED    EXCEED     ACCUMULATED    EXCEED
                                           BENEFITS      ASSETS      BENEFITS      ASSETS
                                          -----------  ----------   -----------  ----------
                                                    (IN THOUSANDS OF DOLLARS)
    Actuarial present value of
     vested benefit obligation . . .       $(52,803)   $(39,608)    $(60,632)     $(48,265)
                                           --------    --------     --------      --------
    Accumulated benefit obligation .       $(56,849)   $(43,467)    $(64,790)     $(52,414)
                                           --------    --------     --------      --------
    Projected benefit obligation . .       $(67,363)   $(43,467)    $(79,629)     $(52,414)
    Plan assets at fair value. . . .         88,964      39,159       89,035        39,265
                                           --------    --------     --------      --------
    Plan assets in excess of (less
       than) projected benefit
       obligation. . . . . . . . . .         21,601      (4,308)       9,406       (13,149)
    Unrecognized net transition
       (asset) liability . . . . . .         (1,774)        119       (1,894)          130
    Unrecognized net (gain) loss . .        (10,235)         82         (184)        8,469
    Unrecognized prior service cost.          4,478       6,822        4,879         7,420
    Minimum liability. . . . . . . .                     (7,023)                   (16,019)
                                           --------    --------     --------      --------
    Net pension asset (liability). .       $ 14,070    $ (4,308)    $ 12,207      $(13,149)
                                           --------    --------     --------      --------
                                           --------    --------     --------      --------

     In calculating benefit obligations and plan assets for Fiscal 1995, the Company assumed a weighted average discount rate of 9.0%, compensation increase rates ranging from 3.0% to 3.5% and expected long-term rates of return on plan assets ranging from 8.5% to 9.5%. For Fiscal 1994, the Company assumed a weighted average discount rate of 7.25%, compensation increase rates ranging from 3.0% to 3.5% and expected long-term rates of return on plan assets ranging from 8.5% to 9.5%.

     The Company's defined benefit plans generally provide a retirement benefit to employees based on specified percentages applied to final average compensation, as defined, coupled with years of service earned to the date of retirement. All pension plans comply with the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Generally, the Company funds accrued pension costs as incurred. Penn Traffic's defined benefit plans' assets are maintained in separate trusts and are managed by independent investment managers. The assets were principally invested in equity, debt and short-term cash securities.

     Quality Markets, P&C and Big Bear also contribute to multi-employer pension funds, which cover certain union employees under collective bargaining agreements. Such contributions aggregated $4,297,000, $4,759,000 and $4,088,000 in Fiscal 1995, 1994 and 1993, respectively. The applicable portion of the total plan benefits and net assets of these plans is not separately identifiable.

     The Company contributed to a separate profit-sharing retirement plan for eligible employees of Quality Markets not covered by a union pension fund for Fiscal 1994 and Fiscal 1993 and contributes to a profit-sharing arrangement for certain Riverside division union employees. The expense for these profit-sharing plans for Fiscal 1994 and 1993 was $279,000 and $572,000, respectively. Big Bear sponsors a deferred profit-sharing plan for certain salaried employees. Contributions and costs totalled $845,000, $1,053,000 and $1,001,000 in Fiscal 1995, 1994 and 1993, respectively.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), the Company recorded in other noncurrent liabilities an additional minimum pension liability adjustment of $7,024,000 as of January 28, 1995 and $16,019,000 as of January 29, 1994, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost is recorded as a reduction of shareholders' equity in the amount of $356,000 as of January 28, 1995 and $4,963,000 as of January 29, 1994, representing the after-tax impact.

     Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The cumulative effect of the change in accounting principle determined as of January 30, 1994 reduced net income $5.8 million, net of a $4.1 million income tax benefit, for the fiscal year ended January 28, 1995.

NOTE 4 -- INCOME TAXES:

     The provision for income taxes charged to continuing operations was provided as follows:



                                                            FISCAL YEAR ENDED
                                                            -----------------
                                                JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                  1995            1994            1993
                                               -----------     -----------     -----------
                                                        (IN THOUSANDS OF DOLLARS)
        Current Tax Expense:
           Federal income. . . . . . . . . . .    $10,330        $ 7,728          $11,365
           State income. . . . . . . . . . . .      2,682          1,690            2,430
                                                  --------       --------         --------
                                                   13,012          9,418           13,795
                                                  --------       --------         --------
        Deferred Tax Expense (Benefit):
           Federal income. . . . . . . . . . .      2,895          4,454           (5,936)
           State income. . . . . . . . . . . .        (56)         1,147           (1,047)
                                                  --------       --------         --------
                                                    2,839          5,601           (6,983)
                                                  --------       --------         --------
        Provision for income taxes . . . . . .    $15,851        $15,019          $ 6,812
                                                  --------       --------         --------
                                                  --------       --------         --------


     The differences between income taxes computed using the statutory federal income tax rate and those shown in the Consolidated Statement of Operations are summarized as follows:


                                                            FISCAL YEAR ENDED
                                                            -----------------
                                                JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                  1995            1994            1993
                                               -----------     -----------     -----------
                                                        (IN THOUSANDS OF DOLLARS)
        Federal tax at statutory rates. . . . .   $13,254        $ 8,118          $ 3,673
        State income taxes net of federal
          income tax effect . . . . . . . . . .     2,722          1,844            1,139
        Nondeductible goodwill
          amortization. . . . . . . . . . . . .     3,343          3,284            3,189
        Capital loss carryforward . . . . . . .      (992)
        Miscellaneous items . . . . . . . . . .       639           (167)            (343)
        Increase in deferred income taxes due
          to change in federal income tax rate.                    2,439
        Decrease in deferred income taxes due
          to changes in state income tax rates.      (997)
        State net operating loss carryforwards.      (726)
        Tax credits . . . . . . . . . . . . . .    (1,392)          (499)            (846)
                                                  -------        -------          -------
        Provision for income taxes. . . . . . .   $15,851        $15,019          $ 6,812
                                                  -------        -------          -------
                                                  -------        -------          -------

     Components of deferred income taxes at January 28, 1995 and January 29, 1994 were as follows:


                                                  JANUARY 28,       JANUARY 29,
                                                     1995              1994
                                                  -----------       -----------
                                                    (IN THOUSANDS OF DOLLARS)
        Deferred Tax Liabilities:
          Fixed assets. . . . . . . . . . . . . .    $103,673         $ 98,407
          Inventory . . . . . . . . . . . . . . .      30,237           30,557
          Prepaid expenses and other
           current assets . . . . . . . . . . . .         955              530
          Goodwill amortization . . . . . . . . .         956              413
          Pensions. . . . . . . . . . . . . . . .       2,142            1,119
          Deferred charges and other assets . . .       6,209            4,544
                                                     --------         --------
                                                     $144,172         $135,570
                                                     --------         --------
                                                     --------         --------
        Deferred Tax Assets:
          Nondeductible accruals. . . . . . . . .    $  7,604         $ 11,019
          Prepaid operating fee . . . . . . . . .       4,170            5,058
          Capital leases. . . . . . . . . . . . .       3,791            2,429
          Reserve for discontinued
           operations . . . . . . . . . . . . . .                          560
          Net operating loss carryforward . . . .       3,863           10,077
          Capital loss carryforward . . . . . . .       1,500              339
          Tax credit carryforwards. . . . . . . .      22,262            9,008
                                                     --------         --------
                                                     $ 43,190         $ 38,490
                                                     --------         --------
                                                     --------         --------
        Net Deferred Tax Liability. . . . . . . .    $100,982         $ 97,080
                                                     --------         --------
                                                     --------         --------


     At January 28, 1995, Penn Traffic had alternative minimum tax credit carryforwards of $17,945,000, general business tax credit carryforwards of $2,354,000, targeted jobs credits of $1,313,000 and various state tax credits, tax effected for federal income tax purposes, of $650,000 available to offset the Company's regular income tax liability in future years. The general business tax credit carryforwards begin to expire in 2005 and the alternative minimum tax credit carryforwards have no expiration date. In addition, the Company has various state net operating loss carryforwards, tax effected for federal income tax purposes, of approximately $3,664,000. In Fiscal 1995, the Company recorded a deferred tax asset of approximately $7,500,000 subject to a valuation allowance of $6,000,000 for the capital loss realized on the investment in the capital stock of Grand Union (Note 9).

NOTE 5 -- LEASES:

     The following is a schedule by year of future gross minimum rental payments for all leases with terms greater than one year reconciled to the present value of net minimum capital lease payments as of January 28, 1995:


         FISCAL YEARS ENDING IN          TOTAL    OPERATING    CAPITAL
         ----------------------          -----    ---------    -------
                                           (IN THOUSANDS OF DOLLARS)
         1996. . . . . . . . . . . . .  $ 58,579   $ 34,050    $ 24,529
         1997. . . . . . . . . . . . .    56,011     32,333      23,678
         1998. . . . . . . . . . . . .    50,856     29,425      21,431
         1999. . . . . . . . . . . . .    47,474     27,263      20,211
         2000. . . . . . . . . . . . .    43,774     25,338      18,436
         Later years . . . . . . . . .   375,862    212,700     163,162
                                        --------   --------    --------
         Total minimum lease payments.  $632,556   $361,109     271,447
                                        --------   --------
                                        --------   --------
         Less: Executory costs . . . .                           (1,501)
                                                               --------
         Net minimum capital
           lease payments. . . . . . .                          269,946
         Less: Estimated amount
           representing interest . . .                         (133,090)
                                                               --------
         Present value of
           net minimum capital
           lease payments. . . . . . .                          136,856
         Less: Current portion . . . .                           (9,962)
                                                               --------
         Long-term obligations
           under capital lease at
           January 28, 1995. . . . . .                         $126,894
                                                               --------
                                                               --------

     The Company principally operates in leased store facilities with terms of up to 20 years and renewable options for additional periods. The Company follows the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), in determining the criteria for capital leases. Leases that do not meet such criteria are classified as operating leases, and related rentals are charged to expense in the year incurred. During Fiscal 1995, 1994 and 1993, the Company incurred capital lease obligations (including acquired leases) of $5,533,000, $7,613,000 and $35,515,000, respectively, in connection with lease agreements for buildings and equipment. For Fiscal 1995, 1994 and 1993, capital lease amortization expense was $11,887,000, $11,758,000 and $10,149,000, respectively.

     Future minimum rentals have not been reduced by minimum sublease rentals of $42,427,000 due in the future under noncancelable subleases. In addition to minimum rentals, some leases provide for the Company to pay real estate taxes and other expenses and, in many cases, contingent rentals based on sales.

     Minimum rental payments and related executory costs for operating leases were as follows. Contingent rentals and sublease payments include arrangements on primary leases classified as both capital and operating leases:


                                                         FISCAL YEAR ENDED
                                                         -----------------
                                               JANUARY 28,  JANUARY 29,    JANUARY 30,
                                                  1995         1994           1993
                                               -----------  -----------    -----------
                                                     (IN THOUSANDS OF DOLLARS)
        Minimum rentals and executory costs. . $ 35,863      $ 30,393      $ 24,079
        Contingent rentals . . . . . . . . . .    1,874         1,437         2,352
        Less: Sublease payments. . . . . . . .   (9,607)       (8,226)       (6,904)
                                               --------      --------      --------
        Net rental payments. . . . . . . . . . $ 28,130      $ 23,604      $ 19,527
                                               --------      --------      --------
                                               --------      --------      --------


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

NOTE 8 -- SHAREHOLDERS' EQUITY:

     In April 1993, the Company issued 2,000,000 shares of common stock at a price of $39.25 per share and concurrently offered $400 million of the 9 5/8% Senior Subordinated Notes due 2005 in underwritten public offerings (the "Offerings"). Approximately $10.8 million of the proceeds of the Offerings was used to provide the cash portion of consideration paid to holders of Big Bear convertible preferred stock and holders of Big Bear common stock other than Penn Traffic in connection with the merger of Big Bear into the Company (Note 7). Holders of Big Bear convertible preferred stock and holders of Big Bear common stock other than Penn Traffic also received 307,836 shares of Penn Traffic common stock as consideration for the merger. At the effective time of the merger, the outstanding shares of Big Bear common stock owned by Penn Traffic were canceled. The remaining proceeds of the Offerings were used to pay or retire certain outstanding indebtedness of the Company and for general corporate purposes.

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

     As of January 28, 1995, a total of 262,100 shares of restricted stock have been awarded under the Company's 1993 Plan to 67 officers and employees of Penn Traffic (including one independent contractor). At January 28, 1995, an additional 87,900 shares of common stock were reserved for future grants under the 1993 Plan. For all awards made prior to January 29, 1995, vesting of the shares of restricted stock granted pursuant to such awards is contingent upon attainment, subsequent to the date of grant, of EBITDA (as defined) levels of $265 million in any four consecutive fiscal quarter period (plus $4 million for each fiscal quarter included in the period subsequent to the acquisition of the Acme stores in January 1995), or $500 million in any eight consecutive fiscal quarter period (plus $4 million for each fiscal quarter included in the period subsequent to the acquisition of the Acme stores in January 1995). Such shares will be forfeited if such levels are not achieved by the fifth anniversary of the date of grant. To encourage retention of such shares by the participants, upon vesting of the restricted stock, the Company will make a cash payment to each participant equal to the amount of income tax payable by such participant in respect of the award and the cash payment, if such participant agrees not to sell his shares for at least two years beyond vesting and to refund the payment if he resigns within such two-year period. As of January 28, 1995, common stock and capital in excess of par value were increased by $9,759,000 and unearned compensation was recorded at the same amount to reflect the issuance of the restricted shares. Unearned compensation, which is shown as a separate component of shareholders' equity, will be expensed as the compensation is earned.

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


     As of January 28, 1995, options for 244,442 shares and 39,000 shares are outstanding under the 1988 Plan and the Directors' Plan, respectively. An additional 11,000 shares of common stock are reserved for issuance under the Directors' Plan at January 28, 1995. Under the terms of the Directors' Plan, option prices are 100% of the "fair market value" of the shares on the date granted. The 1988 Plan options generally vest 20% on the date of grant and 20% on each of the next four anniversary dates. The Directors' Plan options are immediately exercisable. Under both plans, options expire ten years after the date of grant. Changes during the three years ended January 28, 1995 in options outstanding under the 1988 Plan and the Directors' Plan are as follows:

                           PENN TRAFFIC STOCK OPTIONS

                                                        OPTION PRICE     SHARES
                                                          PER SHARE    UNDER OPTION
                                                        ------------   ------------
         1988 PLAN
           Balance, February 1, 1992  . . . . . . . . .  $12.50 - 26.75  263,863
           Granted. . . . . . . . . . . . . . . . . . .  $28.13            5,000
           Canceled . . . . . . . . . . . . . . . . . .  $12.87 - 26.75   (3,676)
                                                                         -------
           Balance, January 30, 1993  . . . . . . . . .  $12.50 - 28.13  265,187
           Granted. . . . . . . . . . . . . . . . . . .                        0
           Canceled . . . . . . . . . . . . . . . . . .  $12.50 - 26.75  (12,935)
                                                                         -------
           Balance, January 29, 1994. . . . . . . . . .  $12.50 - 28.13  252,252
           Granted. . . . . . . . . . . . . . . . . . .                        0
           Canceled . . . . . . . . . . . . . . . . . .  $12.50 - 26.75   (7,810)
                                                                         -------
           Balance, January 28, 1995. . . . . . . . . .  $12.50 - 28.13  244,442
                                                                         -------
                                                                         -------

         DIRECTORS' PLAN
           Granted and outstanding at January 28, 1995   $18.44 - 42.00   39,000
                                                                         -------
                                                                         -------

     At January 28, 1995, 236,010 of the 1988 Plan options were exercisable.

     At January 28, 1995, certain persons affiliated with Miller Tabak Hirsch + Co. ("MTH") held warrants to purchase 289,000 shares at $14.00 per share.

NOTE 9 -- EQUITY INVESTMENT:

     In July 1989, Penn Traffic, through its limited partnership investment in Grand Acquisition Company, L.P. ("GAC, L.P."), acquired an indirect ownership interest in approximately 24.3% of the currently outstanding common stock of Grand Union Holdings Corporation (formerly named GND Holdings Corporation) ("Holdings"), the corporate parent of The Grand Union Company ("Grand Union"). GAC, L.P. owns approximately 39% of the currently outstanding common equity of Holdings on a fully diluted basis. As of January 28, 1995, Penn Traffic's indirect ownership interest was 17.8% on a fully diluted basis.

     The Company accounted for its investment in Grand Union under the equity method. The investment was recorded originally at a cost of $18,250,000. The carrying value of the investment was reduced to zero as of February 2, 1991.

     On January 25, 1995, Grand Union filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"). On February 16, 1995, Grand Union Holdings filed a voluntary Chapter 11 petition in the Bankruptcy Court. Penn Traffic's equity interest in Grand Union Holdings became worthless as a result of these bankruptcy proceedings and, on March 24, 1995 Penn Traffic's limited partnership interest in GAC, L.P. was redeemed for nominal consideration.

     See Note 10 - Related Parties for a description of certain ongoing arrangements between Penn Traffic and Grand Union.

NOTE 10 -- RELATED PARTIES:

     During Fiscal 1995, the Company had an agreement for financial consulting and business management services to be provided by MTH. Under this agreement, the Company paid MTH an annual fee of $1,357,100. The annual fee payable to MTH for Fiscal 1996 will increase to $1,395,100 as a result of an adjustment to such fee based upon the increase in the consumer price index.

     During Fiscal 1995, the Company paid MTH an additional fee of $500,000 for its services in connection with assisting the Company with the acquisition of 45 former Acme stores and the public offering of $100 million in principal amount of Penn Traffic 10.65% Senior Notes due 2004. During Fiscal 1994, the Company paid MTH additional fees totalling $1,500,000 for its services in connection with public offerings of debt and equity securities and with the mergers of P&C and Big Bear into the Company. In Fiscal 1993, the Company paid MTH additional fees totalling $1,150,000 related to debt offerings and the acquisition of 28 stores from Peter J. Schmitt.

     At the time of the acquisition of Grand Union by Holdings in July 1989, Grand Union and P&C operated stores in some of the same geographic areas in Vermont and upstate New York. In connection with such acquisition, agreements were entered into with federal and state antitrust authorities that required the divestiture of 16 Grand Union stores or P&C stores. The divestitures required by these agreements were completed on July 30, 1990. P&C operated 13 of the 16 divested stores and Grand Union operated three. In connection with the divestiture program, P&C discontinued its New England wholesaling business in December 1989.

     In a related transaction, on July 30, 1990, P&C and Grand Union entered into an agreement (the "Operating Agreement") whereby Grand Union acquired the right to operate P&C's 13 remaining stores in New England under the Grand Union name until July 2000. Pursuant to the Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor of P&C, which was merged into the Company in April 1993) a minimum annual fee averaging $10.7 million per year during the 10-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to $700,000 per year based on sales performance of the stores operated by Grand Union. As a result of the recapitalization of Grand Union in July 1992, Penn Traffic received a $15 million prepayment of an operating fee from Grand Union pursuant to the terms of the Operating Agreement. This prepayment reduced the future payments that Grand Union will make to Penn Traffic pursuant to the terms of the Operating Agreement by approximately $3.2 million per year. The Total Revenues line of the Consolidated Statement of Operations includes pretax operating fees of $11.2 million for the 52 weeks ended January 28, 1995, January 29, 1994 and January 30, 1993. Based on current sales levels, Penn Traffic expects to receive payment of the maximum contingent fee of $700,000 in each year remaining in the term of the Operating Agreement.

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

     If Grand Union does not extend the initial term of the Operating Agreement at its expiration in July 2000 or does not exercise the Purchase Option prior to the expiration of the term (or the extended term), or in the event of a default by Grand Union in the performance of its obligations pursuant to the Operating Agreement, the stores operated by Grand Union pursuant to the Operating Agreement will be returned to operation by Penn Traffic. Based on current conditions, management does not believe that the return of operation of the stores to Penn Traffic would have a significant impact on the financial condition of the Company.

     Grand Union purchases bakery products from Penn Traffic's Penny Curtiss bakery, and Penn Traffic purchases products from Grand Union's commissary. All of such purchases are made in the ordinary course of business. The amount of bakery products purchased by Grand Union from Penny Curtiss was approximately $3.5 million in Fiscal 1995, $3.1 million in Fiscal 1994 and $3.1 million in Fiscal 1993. The amount of commissary product purchased by Penn Traffic from Grand Union was approximately $0.3 million in Fiscal 1995, $0.4 million in Fiscal 1994 and $0.5 million in Fiscal 1993.

     In September 1993, Penn Traffic entered into a program to consolidate the purchasing and distribution of health and beauty care products and general merchandise with Grand Union. Under this program, Grand Union procures health and beauty care products for both Grand Union and Penn Traffic, and Penn Traffic, through its Big Bear division, procures general merchandise for both Penn Traffic and Grand Union. Grand Union's general merchandise warehouse in Montgomery, New York is used to distribute general merchandise and health and beauty care products to Insalaco's, P&C, Quality Markets and Riverside stores. This warehouse also supplies Penn Traffic's wholesale customers, as well as Grand Union stores. Under this arrangement, the cost of operating the Montgomery warehouse is shared by Penn Traffic in an amount proportionate to Penn Traffic's usage of the facility. Penn Traffic owns the general merchandise and health and beauty care products inventory located at the Montgomery, New York warehouse. In Fiscal 1995, the amount of product sold by Penn Traffic to Grand Union was $87.9 million. At January 28, 1995, the Company had recorded net accounts receivable from Grand Union of $0.2 million.

     As described in Note 9, Grand Union filed a voluntary petition for reorganization under the Bankruptcy Code in January 1995. The Company's ongoing relationships with Grand Union are being reevaluated in connection with the pending Grand Union bankruptcy proceedings. No determination has yet been made as to whether or on what basis Grand Union's purchase of Penn Traffic's bakery products and Penn Traffic's purchase of Grand Union's commissary products, or the arrangement with regard to consolidated purchasing and distribution of health and beauty care products and of general merchandise, will be continued.


NOTE 11 -- COMMITMENTS AND CONTINGENCIES:

     The Company enters into various purchase commitments in the normal course of business. No losses are expected to result from these purchase commitments.

     At January 28, 1995, Penn Traffic had guaranteed obligations of $2.7 million of indebtedness of certain of licensed independent operators.

     The Company, its subsidiaries and divisions also are involved in various legal actions, some of which involve claims for substantial sums. However, any ultimate liability with respect to these contingencies is not considered to be material in relation to the consolidated financial position or results of operations of the Company.


NOTE 12 -- EXTRAORDINARY ITEM:

     During Fiscal 1995, Fiscal 1994 and Fiscal 1993, the Company had extraordinary items of $3,025,000 (net of $2,045,000 income tax benefit), $25,843,000 (net of $17,848,000 income tax benefit) and $10,823,000 (net of
$6,946,000 income tax benefit), respectively, relating to the early retirement of debt.

NOTE 13 -- ACQUISITIONS:

     On January 19, 1995, the Company acquired 45 food stores from American Stores Company. The stores are located in north central and northeastern Pennsylvania and in south central New York.

     The acquisition cost of $91,570,000 was attributed to major categories of assets obtained and obligations assumed as follows: inventories $15,502,000; property, plant and equipment $9,638,000; other assets (goodwill) $81,217,000; cash $566,000 and other noncurrent liabilities $15,353,000.

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

     The unaudited consolidated results of operations on a pro forma basis as though the American Stores Company stores and Insalaco's stores had been acquired on January 31, 1993 are as follows:


                                                       FOR THE 52 WEEKS ENDED
                                                       ----------------------
                                                     JANUARY 28,    JANUARY 29,
                                                        1995           1994
                                                     -----------    ---------
                                                            (UNAUDITED)
                                                       (IN THOUSANDS OF DOLLARS,
                                                        EXCEPT PER SHARE AND
                                                        AVERAGE NUMBER OF SHARES
                                                        AND EQUIVALENTS)
Total revenues                                       $ 3,599,513   $ 3,534,710
Net income (loss) applicable to common stock         $    13,303   $   (17,978)
Net income (loss) per common share                   $      1.19   $     (1.71)
Average number of common shares and
  equivalents outstanding                             11,169,337    10,561,256


     The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the period or of the future results of the combined operations.

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

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As permitted by General Instruction G(3), information concerning the executive officers of Penn Traffic is set forth as a supplemental item included in Part I of the Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Penn Traffic is incorporated by reference from pages 2 through 7 of the Proxy Statement dated May 1, 1995 filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1995. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from page 13 of the Proxy Statement dated May 1, 1995 filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

The remuneration of directors and officers appearing on pages 14 through 29 of the Company's Proxy Statement dated May 1, 1995 filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1995 is incorporated herein by reference. The information set forth after the first full paragraph of page 29 through page 38 of the Company's Proxy Statement dated May 1, 1995, filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1995, is not "filed" as a part hereof.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The security ownership of certain shareholders appearing on pages 8 through 13 of the Company's Proxy Statement dated May 1, 1995 filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1995 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The information concerning certain relationships and related transactions appearing on pages 39 through 41 of the Company's Proxy Statement dated
May 1, 1995 filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 7, 1995 is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The index for Financial Statements and Supplementary Data is on page 19 under
Item 8 of this Form 10-K.

EXHIBITS:

The following are filed as Exhibits to this Report:


EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
     2.1 Certificate of Merger for merger of Penn Traffic Acquisition Corporation into Penn Traffic dated April 14, 1993 (incorporated by reference to Exhibit No. 2.5 to Penn Traffic's Registration Statement on Form S-3 (Reg. No. 33-51213) filed on December 8, 1993 with the Securities and Exchange Commission (the "SEC") and referred to herein as the "December 1993 Registration Statement").

     2.2 Plan of Merger dated as of February 25, 1993 for the merger of P&C Food Markets, Inc. ("P&C") into Penn Traffic (incorporated by reference to Exhibit No. 2.6 to Penn Traffic's Registration Statement on Form S-3 (Reg. No. 33-58918) filed on April 7, 1993 with the SEC and referred to herein as the "April 1993 Registration Statement").

     2.3 Certificates of Merger for merger of P&C into Penn Traffic dated April 14, 1993 (incorporated by reference to Exhibit No. 2.7 to the December 1993 Registration Statement).

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
     2.4 Agreement and Plan of Merger dated as of February 25, 1993 by and among Penn Traffic, Penn Traffic Acquisition Corporation and Big Bear Stores Company ("Big Bear") (incorporated by reference to Exhibit No. 2.8 to the April 1993 Registration Statement).

     2.5 Certificate of Merger for merger of Big Bear into Penn Traffic Acquisition Corporation dated April 14, 1993 (incorporated by reference to Exhibit No. 2.9 to the December 1993 Registration Statement).

     2.6 Asset Purchase Agreement dated as of December 9, 1992 between Penn Traffic and Peter J. Schmitt Co., Inc. (the "December 9, 1992 Asset Purchase Agreement") (incorporated by reference to Exhibit No. 2.1 to Penn Traffic's Current Report on Form 8-K filed on January 18, 1993 with the SEC and referred to herein as the "Penn Traffic 1993 8-K").

     2.6A Letter Agreement dated December 31, 1992 with respect to the December 9, 1992 Asset Purchase Agreement (incorporated by reference to Exhibit No. 2.1A to the Penn Traffic 1993 8-K).

     2.7 Asset Purchase Agreement dated as of December 29, 1992 between Penn Traffic and Peter J. Schmitt Co., Inc. (the "December 29, 1992 Asset Purchase Agreement") (incorporated by reference to Exhibit No. 2.2 to the Penn Traffic 1993 8-K).

     2.7A Letter Agreement dated December 30, 1992 with respect to the December 29, 1992 Asset Purchase Agreement (incorporated by reference to Exhibit No. 2.2A to the Penn Traffic 1993 8-K).

     2.8 Agreement of Purchase and Sale, dated as of August 27, 1993, by and between Insalaco Markets, Inc., Insalaco's Old Forge, Inc., Insalaco's Clarks Green, Inc., Insalaco's Supermarkets Warehouse, Insalaco Enterprises, Insalaco's Real Estate, Insalaco's Foodliner, Eagle Valley Realty, Tannersville Realty Company and Penn Traffic (incorporated by reference to Exhibit No. 10.23 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993 and referred to herein as the "Penn Traffic July 1993 10-Q").

     2.9 Asset Purchase Agreement by and among Acme Markets, Inc., American Stores Properties, Inc., American Stores Realty Corp. and The Penn Traffic Company, dated as of September 30, 1994 (incorporated by reference to Exhibit 2.13 to Penn Traffic's Report on Form 8-K dated October 12, 1994 and referred to herein as the "1994 8-K").

     3.1 Certificate of Incorporation of Penn Traffic (incorporated by reference to Exhibit No. 3.1 to Penn Traffic's Registration Statement on Form S-3 (Reg. No. 33-51824) filed on October 2, 1992 with the SEC and referred to herein as the "October 1992 Registration Statement").

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
     3.2 Amended and Restated By-Laws of Penn Traffic (incorporated by reference to Exhibit No. 3.2 to the December 1993 Registration Statement).

     4.1    Certificate of Incorporation of Penn Traffic (filed as Exhibit No.
            3.1).

     4.2    Amended and Restated By-Laws of Penn Traffic (filed as Exhibit No.
            3.2).

     4.3    Form of Common Stock Certificate.

     4.4 Indenture, including form of 11 1/2% Senior Note Due 2001, dated as of October 16, 1991 between P&C and Bankers Trust Company ("Bankers Trust"), as Trustee (incorporated by reference to Exhibit No. 10.25 to P&C's quarterly report on Form 10-Q for the fiscal quarter ended November 2, 1991 and referred to herein as the "P&C November 1991 10-Q").

     4.4A First Supplemental Indenture dated as of April 15, 1993 between the Company and Bankers Trust, as Trustee, relating to the 11 1/2% Senior Notes Due 2001 (incorporated by reference to Exhibit No. 4.10A to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1993 and referred to herein as the "Penn Traffic May 1993 10-Q").

     4.5 Indenture, including form of 10 1/4% Senior Note Due February 15, 2002, dated as of February 18, 1992 between Penn Traffic and Marine Midland Bank, N.A., Trustee (incorporated by reference to Exhibit No. 4.13 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended February 1, 1992 and referred to herein as the "Penn Traffic 1992 10-K").

    4.5A First Supplemental Indenture dated as of June 10, 1992 to the Indenture dated as of February 18, 1992, relating to the 10 1/4% Senior Notes Due 2002, between Penn Traffic and Marine Midland Bank, N.A., as Trustee (incorporated by reference to
            Exhibit 4.15A to the October 1992 Registration Statement).

    4.5B Second Supplemental Indenture dated as of September 18, 1992 to the Indenture dated as of February 18, 1992, relating to the 10 1/4% Senior Notes Due 2002, between Penn Traffic and Marine Midland Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.15B to the October 1992 Registration Statement).

    4.6 Indenture, including form of 10 3/8% Senior Note Due October 1, 2004, dated as of October 1, 1992, between Penn Traffic and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit No. 4.16 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1992).

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
    4.7 Indenture, including form of 9 5/8% Senior Subordinated Note Due April 15, 2005, dated as of April 15, 1993, between Penn Traffic and First Trust of California, National Association, as Trustee (incorporated by reference to Exhibit No. 4.14 to the Penn Traffic May 1993 10-Q).

    4.8 Indenture dated as of December 15, 1993, between Penn Traffic and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit No. 4.9 to Penn Traffic's Form 10-K for the fiscal year ended January 29, 1994, and referred to herein as the "1994 10-K").

    4.8A Officer's Certificate pursuant to the Indenture filed as Exhibit 4.8, dated December 21, 1993, establishing the terms of the 8 5/8% Senior Notes due December 15, 2003.

    4.8B Officer's Certificate pursuant to the Indenture filed as Exhibit 4.8, dated October 20, 1994, establishing the terms of the 10.65% Senior Notes due November 1, 2004.

    10.1 Membership and Licensing Agreement dated April 18, 1982 among TOPCO Associates, Inc. (Cooperative), Kingston Marketing Co. and Penn Traffic (incorporated by reference to Exhibit No. 10.2 to Penn Traffic's Registration Statement on Form S-1 (Reg. No. 33-12926) filed on March 27, 1987 with the SEC and referred to herein as the "1987 Registration Statement").

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

   *10.7 Johnstown Sanitary Dairy Salaried Personnel Pension Plan (incorporated by reference to Exhibit No. 10.9 to the 1987 Registration Statement).

- ----------------------
* Management contract, compensatory plan or arrangement.

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
   *10.8 Quality Markets, Inc. ("Quality") Profit Sharing Plan (incorporated by reference to Exhibit No. 10.11 to the 1987 Registration Statement).

    10.9 Loan and Security Agreement (the "Loan and Security Agreement") among Penn Traffic, Quality, Dairy Dell, Big M Supermarkets, Inc. ("Big M"), Penny Curtiss Baking Company Inc. ("Penny Curtiss"), and Hart Stores, Inc. ("Hart"), the lenders party thereto and NatWest USA Credit Corp., as Agent, dated March 5, 1993 (incorporated by reference to Exhibit No. 10.2 to the April 1993 Registration Statement).

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

    10.9F Amendment No. 5, dated as of August 24, 1994, to the Loan and Security Agreement (incorporated by reference to Exhibit 10.9F to Penn Traffic's Report on Form 10-Q for the fiscal quarter ended July 30, 1994 and referred to herein as the "July 1994 10-Q").

    10.9G Amendment No. 6, dated as of August 24, 1994, to the Loan and Security Agreement (incorporated by reference to Exhibit 10.9G to the July 1994 10-Q).

    10.9H Consent and Amendment to the Loan and Security Agreement, dated as of September 29, 1994 (incorporated by reference to Exhibit 10.9H to the 1994 Form 8-K).

    10.10 Engagement Letter dated as of January 30, 1994 by and among Penn Traffic and Miller Tabak Hirsch + Co. (incorporated by reference to
            Exhibit 10.10 to the 1994 10-K).


- ----------------------
* Management contract, compensatory plan or arrangement.

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
   *10.11 U-Save Foods, Inc. Employees' Retirement Plan (incorporated by reference to Exhibit No. 10.17 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended January 30, 1988).

   *10.12 The Penn Traffic Company Directors' Stock Option Plan (incorporated by reference to Exhibit No. 10.20 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended February 3, 1990 and referred to herein as the "Penn Traffic 1990 10-K").


    10.13 Agreement and Master Sublease dated as of July 30, 1990, by and between The Grand Union Company and P&C (incorporated by reference to Exhibit No. 10.24 to Penn Traffic's Quarterly Report on Form 10-Q for the Fiscal Quarter ended August 4, 1990 and referred to herein as the "Penn Traffic August 1990 10-Q").

    10.14 Interest Rate and Currency Exchange Agreement dated as of October 16, 1991 between Salomon Brothers Holding Company, Inc. ("SBHC") and P&C (incorporated by reference to Exhibit No. 10.27 to the P&C November 1991 10-Q).






- ----------------------
* Management contract, compensatory plan or arrangement.

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
    10.14A Letter Agreement dated October 16, 1991 from SBHC to P&C, setting forth the terms and conditions of the swap transaction and interest rate transaction entered into between SBHC and P&C on October 16, 1991 (incorporated by reference to Exhibit No. 10.27A to the P&C November 1991
            10-Q).

    10.15 Interest Rate and Currency Exchange Agreement dated as of October 16, 1991 between SBHC and Big Bear (incorporated by reference to Exhibit No. 10.22 to Big Bear's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1991 and referred to herein as the "Big Bear third quarter 1991 10-Q").

    10.15A Letter Agreement dated October 16, 1991 from SBHC to Big Bear setting forth the terms and conditions of the swap transaction and interest (incorporated by reference to Exhibit No. 10.22A for the Big Bear 1991 third quarter 10-Q).

   *10.16 Employment Agreement, dated as of February 2, 1992, among Penn Traffic, P & C and Claude J. Incaudo (incorporated by reference to Exhibit No. 10.37 to the Penn Traffic 1992
            10-K).

   *10.17 The Penn Traffic Company's 1993 Long Term Incentive Plan (filed as Exhibit "A" to Penn Traffic's Proxy Statement filed with the SEC on May 1, 1993 and incorporated herein by reference).

    10.18 First Mortgage, Security Agreement, Financing Statement and Assignment of Leases and Rents dated as of October 25, 1993 by and among Penn Traffic and Onondaga County Industrial Development Agency, as mortgagor and NatWest USA Credit Corp., as mortgagee (incorporated by reference to Exhibit No. 10.24 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1993).

    10.19 Underwriting Agreement relating to Debt Securities, dated December 14, 1993, between Penn Traffic and Goldman, Sachs & Co. and BT Securities Corporation (incorporated by reference to Exhibit 10.24 to Penn Traffic's 1994 10-K).

    10.20 Agreement Containing Consent Order dated January 9, 1995 by and between Penn Traffic and the Federal Trade Commission entered into in the matter of The Penn Traffic Company (incorporated by reference to Exhibit 10.25 to Penn Traffic's Report on Form 8-K dated January 19, 1995).

    10.21 Agreement, dated November 18, 1994, between Penn Traffic and Grand Union relating to the Grand Union warehouse in Montgomery, New York.

- ----------------------
* Management contract, compensatory plan or arrangement.

EXHIBIT NO.                        DESCRIPTION
- -----------                        -----------
   *10.22 Employment Agreement, dated as of January 29, 1995, between John T. Dixon and Penn Traffic.

    21.1    Subsidiaries of Penn Traffic (incorporated by reference to Exhibit
            21.1 to Penn Traffic's 1994 10-K).

    23.1    Consent of Price Waterhouse LLP.

    27.1    Financial Data Schedule.


- ----------------------
* Management contract, compensatory plan or arrangement.


- --------------------------------------------------------------------------------



Copies of the above exhibits will be furnished without charge to any shareholder by writing to Treasurer, The Penn Traffic Company, 1200 State Fair Boulevard, Syracuse, New York 13221.

REPORTS ON FORM 8-K


  On October 12, 1994 and January 27, 1995, the Company filed reports on Form 8-K relating to the acquisition of 45 stores from American Stores Company.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE PENN TRAFFIC COMPANY


          April 26, 1995                 By: /s/ John T. Dixon
          --------------                    ----------------------------
              DATE                          John T. Dixon, President,
                                            Chief Executive Officer and
                                            Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Gary D. Hirsch                          /s/ Eugene R. Sunderhaft
- -------------------------------------       -----------------------------
Gary D. Hirsch, Chairman of the Board       Eugene R. Sunderhaft,
and Director                                Senior Vice President
                                            and Secretary
           April 26, 1995                   (Principal Financial Officer and
           --------------                   Principal Accounting Officer)
               DATE

                                                     April 26, 1995
                                                     --------------
                                                          DATE


                                            /s/ Eugene A. DePalma
- -------------------------------------       -----------------------------
Susan E. Engel, Director                    Eugene A. DePalma, Director

           April 26, 1995                            April 26, 1995
           --------------                            -------------
               DATE                                       DATE



 /s/ Martin A. Fox
- -------------------------------------       -----------------------------
Martin A. Fox, Director                     Joseph J. McCaig, Director

           April 26, 1995                             April 26, 1995
           --------------                             --------------
               DATE                                       DATE


 /s/ Guido Malacarne                         /s/ Harold S. Poster
- -------------------------------------       -----------------------------
Guido Malacarne, Director                   Harold S. Poster, Director


           April 26, 1995                             April 26, 1995
           --------------                             --------------
               DATE                                       DATE



 /s/ Richard D. Segal                        /s/ Claude J. Incaudo
- -------------------------------------       -----------------------------
Richard D. Segal, Director                  Claude J. Incaudo, Director

           April 26, 1995                              April 26, 1995
           --------------                             --------------
               DATE                                       DATE

                            THE PENN TRAFFIC COMPANY

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS

                            (IN THOUSANDS OF DOLLARS)


COLUMN A                        COLUMN B      COLUMN C     COLUMN D      COLUMN E
- --------                        --------      --------     --------      --------
                                            ADDITIONS
                                 BALANCE      CHARGED      DEDUCTIONS    BALANCE
                              AT BEGINNING   TO COSTS       FROM         AT END
DESCRIPTION                     OF PERIOD   AND EXPENSES   ACCOUNTS    OF PERIOD
- -----------                     ---------   ------------   --------    ----------

Reserve deducted from asset
to which it applies:


FOR THE 52 WEEKS ENDED
JANUARY 28, 1995
  Provision for doubtful
  accounts. . . . . . . . . .  $   740       $ 1,610      $   976(a)    $ 1,374
                               -------       -------      -------       -------
                               -------       -------      -------       -------

FOR THE 52 WEEKS ENDED
JANUARY 29, 1994
  Provision for doubtful
  accounts. . . . . . . . . .  $   661       $ 1,806      $ 1,727(a)    $   740
                               -------       -------      -------       -------
                               -------       -------      -------       -------

FOR THE 52 WEEKS ENDED
JANUARY 30, 1993
  Provision for doubtful
  accounts. . . . . . . . . .  $   643       $ 1,196      $ 1,178(a)    $   661
                               -------       -------      -------       -------
                               -------       -------      -------       -------


(a)  Uncollectible receivables written off net of recoveries.