Form 10-Q
period 1995-04-29
PENN TRAFFIC CO
filed 1995-06-13
CIK 77155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended April 29, 1995

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

           Common stock, par value $1.25 per share: 10,859,793 shares outstanding as of June 1, 1995

                                    1 of 13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        THE PENN TRAFFIC COMPANY
                  CONSOLIDATED STATEMENT OF OPERATIONS
                               UNAUDITED


(All dollar amounts in thousands,
    except per share data)


                                                   THIRTEEN         THIRTEEN
                                                  WEEKS ENDED      WEEKS ENDED
                                                   APRIL 29,         APRIL 30,
                                                     1995              1994
                                                 ------------      ------------
TOTAL REVENUES                                   $    860,028      $    809,961

COST AND OPERATING EXPENSES:
   Cost of sales (including
     buying and occupancy costs)                      662,449           631,458
   Selling and administrative
     expenses                                         164,222           145,112
                                                 ------------      ------------
OPERATING INCOME                                       33,357            33,391
   Interest expense                                    33,034            29,024
                                                 ------------      ------------
INCOME BEFORE INCOME TAXES,
   EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                              323             4,367
   Provision for income taxes                             194             2,111
                                                 ------------      ------------
INCOME BEFORE
   EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                129             2,256
   Extraordinary item (net of
     tax benefit) (Note 4)                                               (2,276)
                                                 ------------      ------------
INCOME (LOSS) BEFORE
   CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                129               (20)
   Cumulative effect of change in
     accounting principle
     (net of tax benefit) (Note 6)                                       (5,790)
                                                 ------------      ------------
NET INCOME (LOSS) APPLICABLE
   TO COMMON STOCK                               $        129      $     (5,810)
                                                 ============      ============

PER SHARE DATA:
   Income before extraordinary item
     and cumulative effect of change
     in accounting principle                     $        .01      $        .20
   Extraordinary item                                                      (.20)
   Cumulative effect of change in
     accounting principle                                                  (.52)
                                                 ------------      ------------
   Net income (loss)                             $        .01      $       (.52)
                                                 ============      ============

   Average number of common shares
      outstanding                                  11,149,486        11,171,258
                                                 ============      ============

See Notes to Interim Consolidated Financial Statements.

                         THE PENN TRAFFIC COMPANY
                        CONSOLIDATED BALANCE SHEET


(All dollar amounts in thousands)                    UNAUDITED
                                                      APRIL 29,      JANUARY 28,
                                                        1995            1995
                                                     -----------    -----------
         ASSETS

CURRENT ASSETS:
  Cash and short-term investments                    $    47,108    $    46,519
  Accounts and notes receivable
    (less allowance for doubtful
     accounts of $2,061 and
     $1,374, respectively)                                76,351         81,967
  Inventories (Note 3)                                   393,161        385,968
  Prepaid expenses and other current assets               12,542         10,913
                                                     -----------    -----------
         Total Current Assets                            529,162        525,367
NONCURRENT ASSETS:
  Capital leases - net                                   125,451        127,748
  Property, plant and equipment - net                    604,367        600,797
  Intangible assets - net                                449,202        451,897
  Other assets and deferred charges - net                 86,834         88,157
                                                     -----------    -----------
                                                     $ 1,795,016    $ 1,793,966
                                                     ===========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt               $     4,146    $     4,118
  Current portion of obligations
   under capital leases                                   10,129          9,962
  Trade accounts and drafts payable                      221,426        209,890
  Payroll and other accrued liabilities                   71,548         79,434
  Accrued interest expense                                19,245         30,686
  Payroll taxes and other taxes payable                   20,518         19,582
  Deferred income taxes                                   27,384         27,384
                                                     -----------    -----------
         Total Current Liabilities                       374,396        381,056
NONCURRENT LIABILITIES:
  Long-term debt                                       1,149,635      1,136,302
  Obligations under capital leases                       125,157        126,894
  Deferred income taxes                                   73,598         73,598
  Other noncurrent liabilities                            39,074         43,189
                                                     -----------    -----------
         Total Liabilities                             1,761,860      1,761,039
                                                     -----------    -----------

SHAREHOLDERS' EQUITY:
  Preferred stock - authorized 10,000,000
   shares at $1.00 par value; none issued
  Common stock - authorized 30,000,000
   shares at $1.25 par value;
   10,855,701 shares and 10,846,701 shares
   issued and outstanding, respectively                   13,568         13,558
  Capital in excess of par value                         179,255        179,165
  Retained deficit                                      (150,162)      (149,681)
  Minimum pension liability adjustment                      (356)          (356)
  Unearned compensation                                   (9,149)        (9,759)
                                                     -----------    -----------
         Total Shareholders' Equity                       33,156         32,927
                                                     -----------    -----------
                                                     $ 1,795,016    $ 1,793,966
                                                     ===========    ===========

See Notes to Interim Consolidated Financial Statements.

                              THE PENN TRAFFIC COMPANY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     UNAUDITED


(All dollar amounts in thousands)

                                                      THIRTEEN      THIRTEEN
                                                     WEEKS ENDED   WEEKS ENDED
                                                  APRIL 29, 1995  APRIL 30, 1994
                                                  --------------  --------------
OPERATING ACTIVITIES:
     Net income (loss)                               $     129      $  (5,810)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
         Cumulative effect of change in
           accounting principle                                         5,790
         Depreciation and amortization                  18,892         17,983
         Amortization of intangibles                     4,253          3,723
         Other - net                                    (1,037)        (3,954)
     Net change in assets and liabilities:
       Accounts receivable and prepaid expenses          3,300         (2,015)
       Inventories                                      (7,193)        (2,244)
       Accounts payable and accrued expenses            (6,855)       (35,820)
       Deferred charges and other assets                   358          1,915
                                                     ---------      ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                   11,847        (20,432)
                                                     ---------      ---------
INVESTING ACTIVITIES:
     Capital expenditures                              (22,467)       (15,424)
     Other - net                                             2           (226)
                                                     ---------      ---------
NET CASH (USED IN) INVESTING ACTIVITIES                (22,465)       (15,650)
                                                     ---------      ---------
FINANCING ACTIVITIES:
     Payments to settle long-term debt                    (839)       (39,392)
     Borrowing of revolver debt                        173,600        107,400
     Repayment of revolver debt                       (159,400)       (68,500)
     Reduction of capital lease obligations             (2,254)        (1,904)
     Payment of debt issuance costs                                      (263)
     Other - net                                           100            114
                                                     ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     11,207         (2,545)
                                                     ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           589        (38,627)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        46,519         82,467
                                                     ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  47,108      $  43,840
                                                     =========      =========


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

         The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

         Net income (loss) per share of common stock is based on the average number of shares of common stock outstanding during each period, after giving effect to preferred stock dividends. Fully diluted income per share is not presented for each of the periods since the reduction from primary income per share is less than three percent.

         In January 1995, the Company acquired 45 supermarkets from American Stores Company formerly operating under the Acme trade name. Results for the quarter ended April 29, 1995 include results for 34 of these acquired Acme stores that the Company intends to continue to operate.

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION


(in thousands of dollars)

First Quarter, Fiscal 1996
- --------------------------
  Operating Income                                                      $ 33,357

  Depreciation and Amortization                                           23,145

  LIFO Provision                                                               0

  Cash Interest Expense                                                   31,964


First Quarter, Fiscal 1995
- --------------------------
  Operating Income                                                      $ 33,391

  Depreciation and Amortization                                           21,706

  LIFO Provision                                                              25

  Cash Interest Expense                                                   28,013

NOTE 3 - INVENTORIES

         If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $17,145,000 higher than reported at both April 29, 1995 and January 28, 1995, respectively.

NOTE 4 - EXTRAORDINARY ITEM

         During the first quarter of fiscal 1995, the Company had an extraordinary charge of $2.3 million (net of $1.6 million income tax benefit) related to the early retirement of debt.

NOTE 5 - INVESTMENT

     EQUITY INTEREST IN THE GRAND UNION COMPANY

         In July 1989, Penn Traffic through its limited partnership investment in Grand Acquisition Company, L.P. ("GAC, L.P."), acquired an indirect ownership interest in approximately 24.3% of the currently outstanding common stock of Grand Union Holdings Corporation (formerly named GND Holdings Corporation) ("Grand Union Holdings"), the corporate parent of The Grand Union Company ("Grand Union"). GAC, L.P. owns approximately 39% of the currently outstanding common equity of Holdings on a fully diluted basis. As of January 28, 1995, Penn Traffic's indirect ownership interest was 17.8% on a fully diluted basis.

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

NOTE 6 - CHANGE IN ACCOUNTING PRINCIPLE

         Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The Company's postemployment benefits covered by SFAS 112 are primarily disability related claims covering indemnity and medical payments. The obligation for these claims is measured using actuarial techniques and assumptions including appropriate discount rates. The cumulative effect of the change in accounting principle determined as of January 30, 1994 reduced net income by $5.8 million (net of $4.1 million income tax benefit) in the fiscal year ended January 28, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 29, 1995 ("FIRST QUARTER FISCAL 1996")
COMPARED TO THIRTEEN WEEKS ENDED APRIL 30, 1994 ("FIRST QUARTER FISCAL
1995")

         The following table sets forth statement of operations components expressed as a percentage of total revenues for First Quarter Fiscal 1996 and First Quarter Fiscal 1995:


                                                          First Quarter Ended
                                                        ----------------------
                                                        April 29,    April 30,
                                                          1995          1994
                                                        --------     ---------
Total revenues                                            100.0%        100.0%
Gross profit (1)                                           23.0          22.0
Selling and administrative
  expenses                                                 19.1          17.9
Operating income                                            3.9           4.1
Interest expense                                            3.8           3.6
Income before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principles                                                0.1           0.5
Net income (loss)                                           0.0          (0.7)

(1) Total revenues less cost of sales.

         Total revenues for First Quarter Fiscal 1996 increased to $860.0 million from $810.0 million in First Quarter Fiscal 1995. The increase in total revenues is the result of the increase in retail supermarket sales resulting from the acquisition of 45 former Acme stores in January 1995. Results for First Quarter Fiscal 1996 include results for the 34 former Acme stores that the Company intends to continue to operate. Wholesale supermarket sales decreased in First Quarter Fiscal 1996 to $101.4 million from First Quarter Fiscal 1995 results of $109.2 million. Sales from retail supermarkets existing in both periods, "same store sales," decreased 1.6% in First Quarter Fiscal 1996.

         In First Quarter Fiscal 1996, gross profit was $197.6 million compared to First Quarter Fiscal 1995 gross profit of $178.5 million, representing 23.0% and 22.0% of total revenues, respectively. The increase is due to lower product procurement costs combined with the relative increase in retail revenues as compared to wholesale revenues.

         Selling and administrative expenses for First Quarter Fiscal 1996 were $164.2 million compared with $145.1 million in First Quarter Fiscal 1995 representing 19.1% and 17.9% of total revenues, respectively. The increase in selling and administrative expenses as a percentage of total revenues primarily resulted from the relative increase in retail revenues compared to wholesale revenues and an increase in fixed and semi-variable expenses as a percentage of total revenues during a period of reduced same store sales.

         Depreciation and amortization of $23.1 million in First Quarter Fiscal 1996 and $21.7 million in First Quarter Fiscal 1995 represented 2.7% of total revenues in both periods.

         Operating income was $33.4 million in both periods representing 3.9% and 4.1% of total revenues in First Quarter Fiscal 1996 and First Quarter Fiscal 1995, respectively.

         Interest expense for First Quarter Fiscal 1996 and First Quarter Fiscal 1995 was $33.0 million and $29.0 million, respectively. The increase is primarily the result of higher debt levels outstanding during First Quarter Fiscal 1996 as compared to First Quarter Fiscal 1995. The higher debt levels outstanding during First Quarter Fiscal 1996 are primarily the result of the acquisition of 45 stores from American Stores Company in January 1995.

         Income before income taxes, extraordinary item, and the cumulative effect of a change in accounting principle was $.3 million for First Quarter Fiscal 1996, compared to $4.4 million for First Quarter Fiscal 1995. This decrease resulted from a combination of unchanged operating income and an increase in interest expense.

         The income tax provision was $.2 million for First Quarter Fiscal 1996 compared to $2.1 million in First Quarter Fiscal 1995. The effective tax rates vary from the statutory rate due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

         The $2.3 million extraordinary item (net of $1.6 million income tax benefit) in First Quarter Fiscal 1995 related to the early retirement of debt.

         The Company adopted SFAS 112 in First Quarter Fiscal 1995. The cumulative effect of this change in accounting principle was a charge of $5.8 million (net of $4.1 million income tax benefit) (Note 6).

LIQUIDITY AND CAPITAL RESOURCES

         Operating income was $33.4 million for both First Quarter Fiscal 1996 and First Quarter Fiscal 1995. Interest expense for First Quarter Fiscal 1996 was $33.0 million as compared to $29.0 million during First Quarter Fiscal 1995. Income before extraordinary item and the cumulative effect of a change in accounting principle for First Quarter Fiscal 1996 was $.1 million as compared to $2.3 million for First Quarter Fiscal 1995.

         Payments of principal and interest on the Company's $1,154 million of long-term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt of $3.3 million, $2.7 million and $2.2 million are due during the remainder of Fiscal 1996, Fiscal 1997 and Fiscal 1998, respectively.

         As of April 29, 1995, the Company had a revolving credit facility (the "Revolving Credit Facility") which provided for borrowings of up to $225 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. Total availability under the Revolving Credit Facility was $105.1 million at April 29, 1995. Effective May 10, 1995, the Revolving Credit Facility was amended to provide for borrowings of up to $250 million subject to the borrowing base limitation.

         During First Quarter Fiscal 1996, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

         The Company has entered into four interest rate swap agreements, each of which expires within the next three fiscal years, that effectively convert $155 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense.

         Cash flows to meet the Company's requirements for operating, investing and financing activities in First Quarter Fiscal 1996 are reported in the Consolidated Statement of Cash Flows. For the 13-week period ended April 29, 1995, the Company experienced a positive cash flow from operating activities of $11.8 million.

         Working capital increased by $10.5 million from January 28, 1995 to April 29, 1995.

         The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements. The Company's debt agreements provide restrictive covenants on the payment of dividends to its shareholders. As of April 29, 1995, no dividend payments to its shareholders could have been made under the most restrictive of these limitations.

         The Company expects to spend approximately $150 million on capital expenditures, including capital leases, during Fiscal 1996. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility and new capital leases. Capital expenditures will be principally for new stores, replacement stores, remodels and a new distribution facility in Scranton, Pennsylvania. During First Quarter Fiscal 1996, the Company opened two replacement stores and completed four remodels. Eight replacement stores and four remodels were under construction or in progress as of April 29, 1995. Capital expenditures, including capital leases, were approximately $23.2 million for First Quarter Fiscal 1996.

PART II.  OTHER INFORMATION

                  All items which are not applicable or to which the answer is negative have been omitted from this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company's Annual Meeting of Stockholders was held on June 7, 1995. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company's Board of Directors by the following votes:

                                      FOR                WITHHELD
                                      ---                --------
         John T. Dixon             9,776,890              38,235
         Gary D. Hirsch            9,776,767              38,359
         Richard D. Segal          9,777,366              37,760

                  At the Annual Meeting, the selection of Price Waterhouse as auditors for the Company for Fiscal 1996 was ratified by a vote of 9,806,155 shares in favor and 8,362 shares opposed. A total of 609 shares abstained from voting.

ITEM 5. OTHER INFORMATION

                  Mr. Joseph J. McCaig, President and Chief Executive Officer of The Grand Union Company ("Grand Union"), has resigned from the Board of Directors of the Company, effective May 31, 1995. Until March 1995, Penn Traffic held an indirect minority ownership interest in Grand Union.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit Number                     Description
                  --------------                     -----------
                       10.9 I                   Amendment No. 8, dated
                                                as of November 4, 1994,
                                                to the Loan and Security
                                                Agreement.

                       10.9 J                   Amendment No. 9, dated as
                                                of May 10, 1995, to the
                                                Loan and Security
                                                Agreement.

                       27.1                     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fiscal quarter ended April 29, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE PENN TRAFFIC COMPANY

       June 13, 1995                            /s/- John T. Dixon
                                               ----------------------------
                                               By:  John T. Dixon
                                                    (President and Chief
                                                    Executive Officer, and
                                                    Director)

       June 13, 1995                            /s/- Eugene R. Sunderhaft
                                               ----------------------------
                                               By:  Eugene R. Sunderhaft
                                                    (Senior Vice President and
                                                    Secretary - Principal
                                                    Financial Officer and
                                                    Principal Accounting
                                                    Officer)