Form 10-Q
period 1995-07-29
PENN TRAFFIC CO
filed 1995-09-12
CIK 77155

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.   20549

                                 FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended July 29, 1995


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

        Common stock, par value $1.25 per share: 10,872,049 shares outstanding as of September 1, 1995



                                   1 of 15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
     except per share data)

                                 THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                  July 29,   July 30,    July 29,   July 30,
                                   1995        1994        1995        1994
                                ----------  ----------  ----------  ----------
TOTAL REVENUES                  $  884,229  $  835,767  $1,744,257  $1,645,728

COST AND OPERATING EXPENSES:
   Cost of sales (including
     buying and occupancy
     costs)                        685,857     642,930   1,348,306   1,274,388
   Selling and administrative
     expenses                      164,780     150,440     329,002     295,552
   Unusual item (Note 6)            65,237                  65,237
                                ----------  ----------  ----------  ----------
OPERATING (LOSS) INCOME            (31,645)     42,397       1,712      75,788
   Interest expense                 32,994      28,767      66,028      57,791
                                ----------  ----------  ----------  ----------
(LOSS) INCOME BEFORE INCOME TAXES,
     EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE       (64,639)     13,630     (64,316)     17,997
   Benefit (provision) for
     income taxes                   12,935      (6,762)     12,741      (8,873)
                                ----------  ----------  ----------  ----------
(LOSS) INCOME BEFORE EXTRAORDINARY
     ITEM AND CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING
     PRINCIPLE                     (51,704)      6,868     (51,575)      9,124
   Extraordinary item (net of
     tax benefit)  (Note 4)                       (691)                 (2,967)
                                ----------  ----------  ----------  ----------
(LOSS) INCOME BEFORE CUMULATIVE
     EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE          (51,704)      6,177     (51,575)      6,157
   Cumulative effect of
     change in accounting
     principle (net of tax
     benefit)  (Note 5)                                                 (5,790)
                                ----------  ----------  ----------  ----------
NET (LOSS) INCOME APPLICABLE
     TO COMMON STOCK            $  (51,704) $    6,177  $  (51,575) $      367
                                ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------
PER SHARE DATA:
   (Loss) income before
     extraordinary item and
     cumulative effect of
     change in accounting
     principle                  $    (4.65) $      .62  $    (4.64) $      .82
   Extraordinary item                             (.07)                   (.27)
   Cumulative effect of change
     in accounting principle                                              (.52)
                                ----------  ----------  ----------  ----------
   Net (loss) income            $    (4.65) $      .55  $    (4.64) $      .03
                                ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------
   Average number of common
     shares outstanding         11,118,230  11,167,258  11,127,148  11,165,057


See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)

                                                                   Unaudited
                                                                  July 29, 1995   January 28, 1995
                                                                  -------------   ----------------
     ASSETS

CURRENT ASSETS:
  Cash and short-term investments                                 $   44,319       $   46,519
  Accounts and notes receivable
    (less allowance for doubtful accounts
     of $2,267 and $1,374, respectively)                              71,400           81,967
  Inventories (Note 3)                                               392,907          385,968
  Prepaid expenses and other current assets                           14,886           10,913
                                                                  ----------       -----------
     Total Current Assets                                            523,512          525,367

NONCURRENT ASSETS:
  Capital leases - net                                               123,190          127,748
  Property, plant and equipment - net                                608,886          600,797
  Intangible assets - net                                            436,732          451,897
  Other assets and deferred charges - net                             85,398           88,157
                                                                  ----------       -----------
                                                                  $1,777,718       $1,793,966
                                                                  ----------       -----------
                                                                  ----------       -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                            $    3,747       $    4,118
  Current portion of obligations
    under capital leases                                              10,604            9,962
  Trade accounts and drafts payable                                  224,551          209,890
  Payroll and other accrued liabilities                               83,980           79,434
  Accrued interest expense                                            30,662           30,686
  Payroll taxes and other taxes payable                               19,592           19,582
  Deferred income taxes                                               27,384           27,384
                                                                  ----------       -----------
     Total Current Liabilities                                       400,520          381,056

NONCURRENT LIABILITIES:
  Long-term debt                                                   1,166,351        1,136,302
  Obligations under capital leases                                   125,381          126,894
  Deferred income taxes                                               59,784           73,598
  Other noncurrent liabilities                                        44,038           43,189
                                                                  ----------       -----------
     Total Liabilities                                             1,796,074        1,761,039
                                                                  ----------       -----------
SHAREHOLDERS' EQUITY:
  Preferred Stock - authorized 10,000,000
    shares at $1.00 par value; none issued
  Common Stock - authorized 30,000,000
    shares at $1.25 par value; 10,871,301
    shares and 10,846,701 shares
    issued and outstanding, respectively                              13,588           13,558
  Capital in excess of par value                                     179,427          179,165
  Retained deficit                                                  (205,118)        (149,681)
  Minimum pension liability adjustment                                  (356)            (356)
  Unearned compensation                                               (5,897)          (9,759)
                                                                  ----------       -----------
     Total Shareholders' Equity                                      (18,356)          32,927
                                                                  ----------       -----------
                                                                  $1,777,718       $1,793,966
                                                                  ----------       -----------
                                                                  ----------       -----------


See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

(All dollar amounts in thousands)

                                                          TWENTY-SIX      TWENTY-SIX
                                                          WEEKS ENDED     WEEKS ENDED
                                                         July 29, 1995   July 30, 1994
                                                         -------------   -------------
OPERATING ACTIVITIES:
     Net (loss) income                                    $  (51,575)     $      367
     Adjustments to reconcile
       net (loss) income
       to net cash provided by
       operating activities:
          Cumulative effect of change in
            accounting principle                                               5,790
          Depreciation and amortization                       37,276          35,894
          Amortization of intangibles                          8,476          7,350
          Write-off of fixed assets                           16,416
          Write-off of intangible assets                      32,809
          Deferred tax benefit                               (13,331)
          Other - net                                         (8,923)         (4,491)
     Net change in assets and liabilities:
       Accounts receivable and prepaid expenses                8,309          (7,248)
       Inventories                                            (6,939)           (399)
       Accounts payable and accrued expenses                  17,226            (617)
       Deferred charges and other assets                         964           2,939
                                                         -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     40,708          39,585
                                                         -------------   -------------
INVESTING ACTIVITIES:
     Capital expenditures                                    (67,326)        (40,312)
     Proceeds from sale of assets                                144           1,634
     Other - net                                              (1,010)           (415)
                                                         -------------   -------------
NET CASH (USED IN) INVESTING ACTIVITIES                      (68,192)        (39,093)
                                                         -------------   -------------
FINANCING ACTIVITIES:
     Payments to settle long-term debt                        (1,822)        (60,131)
     Borrowings of revolver debt                             281,000         229,100
     Payment of revolver debt                               (249,500)       (206,500)
     Reduction of capital lease obligations                   (4,591)         (3,914)
     Payment of debt issuance costs                             (141)           (338)
     Other - net                                                 338             128
                                                         -------------   -------------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                     25,284         (41,655)
                                                         -------------   -------------
DECREASE IN CASH AND CASH EQUIVALENTS                         (2,200)        (41,163)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                      46,519          82,467
                                                         -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    44,319      $   41,304
                                                         -------------   -------------
                                                         -------------   -------------

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

     Net (loss) income per share of common stock is based on the average number of shares and equivalents of common stock outstanding during each period. Fully diluted income (loss) per share is not presented for each of the periods since conversion of the Company's shares under option would be anti-dilutive or the reduction from primary income (loss) per share is less than three percent.

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)
                                   Second Quarter      Twenty-six Weeks
                                  --------------      ----------------
Fiscal 1996
-----------

  Operating Income *               $     33,592         $     66,949

  Unusual Item                           65,237               65,237

  Depreciation and Amortization          22,607               45,752

  LIFO Provision*                           858                  858

  Cash Interest Expense                  31,922               63,886

  * Excludes the effect of the
      unusual item.

Fiscal 1995
-----------

  Operating Income                 $     42,397         $     75,788

  Depreciation and Amortization          21,539               43,245

  LIFO Provision                            425                  450

  Cash Interest Expense                  27,796               55,809


NOTE 3 - INVENTORIES

     If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $19,378,000 and $17,145,000 higher than reported at July 29, 1995 and January 28, 1995, respectively.

NOTE 4 - EXTRAORDINARY ITEM

     During the second quarter ended July 30, 1994, the Company had an extraordinary charge of $0.7 million (net of $0.5 million income tax benefit). The extraordinary charge for the twenty-six weeks ended July 30, 1994 was $3.0 million (net of $2.1 million income tax benefit). These extraordinary charges relate to the early retirement of debt.

NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLE

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


NOTE 6 - UNUSUAL ITEM

     The Company has decided to commence in January 1996 the closing of 11 of its 15 remaining stand alone general merchandise stores (Harts) in Ohio. This process is expected to be completed by August 1996. These 11 stores currently generate approximately $50 million of revenues or about 1.4% of the Company's annual revenues. The remaining four Harts stores will be converted to the Company's "Big Bear Plus" format. Accordingly, the Company recorded during the second quarter ended July 29, 1995, an unusual item of $53.0 million as a result of this decision. This charge specifically relates to the write-off of goodwill ($32.8 million), the write-off of fixed assets ($8.4 million) and store closing costs consisting principally of inventory markdowns ($11.8 million).

     The Company expects that this program will generate net cash proceeds of approximately $15 million by the middle of Fiscal 1997. These funds will be used for debt retirement.

     When the process is completed in July 1996, the Company expects to realize an approximate annual impact of an increase in operating income of $2.0 million, a reduction of interest expense of between $1.2 million to $1.5 million, and an increase in net income of $2.0 million.

     In addition to the Harts related charges, the unusual item also includes $12.2 million in connection with the noncash write-off of certain fixed assets which the Company determined during the second quarter that it will no longer utilize in its business ($8.0 million), costs incurred in connection with the implementation of the Company's expense reduction programs ($2.0 million), and an increase in the Company's closed store reserve ($2.2 million).

     The noncash portion of the unusual item is approximately $59.8 million and the cash portion is approximately $5.4 million. All costs related to the unusual item are expected to be incurred by August 1996 with the exception of certain facility carrying costs (primarily lease payments) for stores to be closed of approximately $1.9 million. The last scheduled lease payment will occur in 2001. The accrued expense amount relating to the unusual item was $14.6 million at July 29, 1995.

NOTE 7 - INVESTMENT

     EQUITY INTEREST IN THE GRAND UNION COMPANY

     In July 1989, Penn Traffic through its limited partnership investment in Grand Acquisition Company, L.P. ("GAC, L.P."), acquired an indirect ownership interest in approximately 24.3% of the outstanding common stock of Grand Union Holdings Corporation (formerly named GND Holdings Corporation) ("Holdings") which was the corporate parent of The Grand Union Company ("Grand Union").

     The Company accounted for its investment in Grand Union under the equity method. The investment was recorded originally at a cost of $18,250,000. The carrying value of the investment was reduced to zero as of February 2, 1991.

     On January 25, 1995, Grand Union filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"). On February 16, 1995, Holdings filed a voluntary Chapter 11 petition in the Bankruptcy Court. Penn Traffic's equity interest in Holdings became worthless as a result of these bankruptcy proceedings, and, on March 24, 1995 Penn Traffic's limited partnership interest in GAC, L.P. was redeemed for nominal consideration.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("SECOND QUARTER FISCAL 1996") AND TWENTY-SIX WEEKS ENDED JULY 29, 1995 COMPARED TO THIRTEEN WEEKS ("SECOND QUARTER FISCAL 1995") AND TWENTY-SIX WEEKS ENDED JULY 30, 1994


     The following table sets forth statement of operations components expressed as a percentage of total revenues for Second Quarter Fiscal 1996 and Second Quarter Fiscal 1995 and for the twenty-six weeks ended July 29, 1995 and July 30, 1994, respectively:


                          Second Quarter Ended   Twenty-six Weeks Ended
                            JULY 29,   July 30,    JULY 29,   July 30,
                              1995       1994        1995       1994
                            --------   --------    --------   --------
Total revenues               100.0%     100.0%      100.0%     100.0%
Gross profit (1)              22.4       23.1        22.7       22.6
Selling and administrative
  expenses                    18.6       18.0        18.9       18.0
Unusual item                   7.4                    3.7
Operating (loss) income       (3.6)       5.1         0.1        4.6
Interest expense               3.7        3.5         3.8        3.5
(Loss) income before
  income taxes,
  extraordinary item
  and cumulative effect of
  change in accounting
  principle                   (7.3)       1.6        (3.7)       1.1
Net (loss) income             (5.8)       0.7        (3.0)       0.0

(1) Total revenues less cost of sales.


          Total revenues for Second Quarter Fiscal 1996 increased to $884.2 million from $835.8 million in Second Quarter Fiscal 1995. Total revenues for the twenty-six week period ended July 29, 1995 increased to $1.74 billion from $1.65 billion for the twenty-six week period ended July 30, 1994. The increase in total revenues is the result of the increase in retail supermarket sales resulting from the acquisition of 45 former Acme stores in January 1995. Wholesale supermarket sales decreased in Second Quarter Fiscal 1996 to $102.3 million from Second Quarter Fiscal 1995 sales of $111.1 million and decreased to $203.7 million for the twenty-six weeks ended July 29, 1995 from $220.3 million for the twenty-six weeks ended July 30, 1994. Same store sales for Second Quarter Fiscal 1996 declined 0.9%.

     In Second Quarter Fiscal 1996, gross profit was $198.4 million compared to Second Quarter Fiscal 1995 gross profit of $192.8 million, representing 22.4% and 23.1% of total revenues, respectively. Gross profit as a percentage of total revenues increased to 22.7% for the twenty-six week period ended July 29, 1995 from 22.6% for the twenty-six weeks ended July 30, 1994. The decrease in gross profit as a percentage of total revenues for Second Quarter Fiscal 1996 primarily resulted from increased competitive promotional and price initiatives.

     Selling and administrative expenses for Second Quarter Fiscal 1996 were $164.8 million compared with $150.4 million in Second Quarter Fiscal 1995. Selling and administrative expenses as a percentage of total revenues increased to 18.6% for Second Quarter Fiscal 1996 from 18.0% in Second Quarter Fiscal 1995. Selling and administrative expenses for the twenty-six week period ended July 29, 1995 were $329.0 million compared to $295.6 million for the twenty-six week period ended July 30, 1994. Selling and administrative expenses as a percentage of total revenues increased to 18.9% for the twenty-six week period ended July 29, 1995 from 18.0% for the twenty-six week period ended July 30, 1994. The increase in selling and administrative expenses as a percentage of total revenues for Second Quarter Fiscal 1996 primarily resulted from the relative increase in retail revenues compared to wholesale revenues, increased promotional expense and an increase in fixed and semi-variable expenses as a percentage of total revenues during a period with a decline in same store sales.

     Depreciation and amortization of $22.6 million in Second Quarter Fiscal 1996 and $21.5 million in Second Quarter Fiscal 1995 represented 2.6% of total revenues for both periods. Depreciation and amortization of $45.8 million for the twenty-six weeks ended July 29, 1995 and $43.2 million for the twenty-six weeks ended July 30, 1994 represented 2.6% of total revenues in both periods.

     During Second Quarter Fiscal 1996, the Company recorded an unusual item (charge) of $65.2 million. This unusual item yielded a tax benefit of $13.3 million. The components of this unusual item are as follows:

                                                        ($ millions)
                                                        ------------
  Loss from closure of stand alone
    general merchandise business (Harts)
       - Write-off of goodwill                    $32.8
       - Write-off of fixed assets                  8.4
       - Wind-down costs
         (principally inventory markdowns)         11.8      $53.0
                                                  -----
  Obsolete equipment write-off,
    cost of expense reduction program
    and increase in closed store reserve                      12.2
                                                             -----
  Total                                                      $65.2
                                                             -----
                                                             -----

     The Company has decided to commence in January 1996 the closing of 11 of its 15 remaining stand alone general merchandise stores (Harts) in Ohio. This process is expected to be completed by August 1996. These 11 stores currently generate approximately $50 million of revenues or about 1.4% of the Company's annual revenues. The remaining four Harts stores will be converted to the Company's "Big Bear Plus" format. Accordingly, the Company recorded during the second quarter ended July 29, 1995, an unusual item of $53.0 million as a result of this decision. This charge specifically relates to the write-off of goodwill ($32.8 million), the write-off of fixed assets ($8.4 million) and store closing costs consisting principally of inventory markdowns ($11.8 million).

     The Company expects that this program will generate net cash proceeds of approximately $15 million by the middle of Fiscal 1997. These funds will be used for debt retirement.

     When the process is completed in July 1996, the Company expects to realize an approximate annual impact of an increase in operating income of $2.0 million, a reduction of interest expense of between $1.2 million to $1.5 million, and an increase in net income of $2.0 million.

      In addition to the Harts related charges, the unusual item also includes $12.2 million in connection with the noncash write-off of certain fixed assets which the Company determined during the second quarter that it will no longer utilize in its business ($8.0 million), costs incurred in connection with the implementation of the Company's expense reduction programs ($2.0 million), and an increase in the Company's closed store reserve ($2.2 million).

      The noncash portion of the unusual item is approximately $59.8 million and the cash portion is approximately $5.4 million. All costs related to the unusual item are expected to be incurred by August 1996 with the exception of certain facility carrying costs (primarily lease payments) for stores to be closed of approximately $1.9 million. The last scheduled lease payment will occur in 2001. The accrued expense amount relating to the unusual item was $14.6 million at July 29, 1995.

     Operating income (excluding the unusual item) for Second Quarter Fiscal 1996 was $33.6 million or 3.8% of total revenues compared to $42.4 million or 5.1% of total revenues in Second Quarter Fiscal 1995. Operating income (excluding the unusual item) for the twenty-six week period ended July 29, 1995 was $66.9 million or 3.8% of total revenues compared to $75.8 million or 4.6% of total revenues for the twenty-six weeks ended July 30, 1994.

     Interest expense for Second Quarter Fiscal 1996 and Second Quarter Fiscal 1995 was $33.0 million and $28.8 million, respectively. Interest expense for the twenty-six weeks ended July 29, 1995 and July 30, 1994 was $66.0 million and $57.8 million, respectively. The increase in interest expense is due to the higher debt levels outstanding during the first half of Fiscal 1996, which are primarily the result of the acquisition of 45 stores from American Stores Company in January 1995.

     Loss before income taxes and extraordinary item was $64.6 million for Second Quarter Fiscal 1996, compared to income of $13.6 million for Second Quarter Fiscal 1995. Loss before income taxes, extraordinary item, and the cumulative effect of a change in accounting principle for the twenty-six weeks ended July 29, 1995 was $64.3 million compared to income of $18.0 million for the twenty-six weeks ended July 30, 1994. The reason for the decline is the decrease in operating income (excluding the unusual item), the unusual item and an increase in interest expense.

     The income tax benefit was $12.9 million for Second Quarter Fiscal 1996 compared to a provision of $6.8 million in Second Quarter Fiscal 1995. The income tax benefit was $12.7 million for the twenty-six week period ended July 29, 1995 compared to a provision of $8.9 million in the prior year. Excluding the unusual item, the tax provision was $0.4 million for Second Quarter Fiscal 1996 and $0.6 million for the twenty-six week period ended July 29, 1995. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

     Excluding the impact of the unusual item, net income was $0.2 million in Second Quarter Fiscal 1996 compared to $6.9 million (before extraordinary item) in Second Quarter Fiscal 1995. Excluding the impact of the unusual item, net income was $0.3 million for the twenty-six weeks ended July 29, 1995 compared to $9.1 million (before extraordinary item and the cumulative effect of a change in accounting principle) for the twenty-six weeks ended July 30, 1994.

     The $0.7 million extraordinary item (net of $0.5 million income tax benefit) for Second Quarter Fiscal 1995, and the $3.0 million extraordinary item (net of $2.1 million income tax benefit) for the twenty-six week period ended July 30, 1994 related to the early retirement of debt.

     The Company adopted SFAS 112 in First Quarter Fiscal 1995. The cumulative effect of this change in accounting principle was a charge of $5.8 million (net of $4.1 million income tax benefit) (Note 5).

LIQUIDITY AND CAPITAL RESOURCES

     During Second Quarter Fiscal 1996, operating income (before unusual item) decreased to $33.6 million from $42.4 million for Second Quarter Fiscal 1995. Interest expense for Second Quarter Fiscal 1996 was $33.0 million as compared to $28.8 million during Second Quarter Fiscal 1995. Income before unusual item, extraordinary item and the cumulative effect of a change in accounting principle for Second Quarter Fiscal 1996 was $0.2 million as compared to $6.9 million for Second Quarter Fiscal 1995.

     Payments of principal and interest on the Company's $1.17 billion of long-term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt of $2.3 million, $2.7 million and $2.2 million are due during the remainder of Fiscal 1996, Fiscal 1997 and Fiscal 1998, respectively.

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. Total availability under the Revolving Credit Facility was $112.0 million at July 29, 1995.

     During Second Quarter Fiscal 1996, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

     The Company has entered into four interest rate swap agreements, each of which expires within the next three years, that effectively convert $155 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense.

     Cash flows to meet the Company's requirements for operating, investing and financing activities in Second Quarter Fiscal 1996 are reported in the Consolidated Statement of Cash Flows. For the twenty-six week period ended July 29, 1995, the Company experienced a positive cash flow from operating activities of $40.7 million.

     Working capital decreased by $21.4 million from January 28, 1995 to July 29, 1995.

     The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements.

     The Company expects to spend approximately $140 to $145 million on capital expenditures, including capital leases, during Fiscal 1996. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility and new capital leases. Capital expenditures will be principally for new stores, replacement stores, remodeled store facilities and a new distribution center in Scranton, Pennsylvania. In Second Quarter Fiscal 1996, the Company acquired two new stores, opened one replacement store and completed two remodels. In addition, six new or replacement stores are under construction and seven remodels are in process.


PART II.  OTHER INFORMATION

     All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          Exhibit Number                Description
          --------------                -----------
              10.9K           Amendment No. 10, dated as of
                              August 31, 1995, to the Loan and
                              Security Agreement.

              27.1            Financial Data Schedule


      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the fiscal quarter ended July 29, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        THE PENN TRAFFIC COMPANY



       September 12, 1995                    /s/- John T. Dixon
                                             ---------------------------
                                        By:  John T. Dixon
                                             (President and Chief
                                             Executive Officer, and
                                             Director)





       September 12, 1995                    /s/- Eugene R. Sunderhaft
                                             ---------------------------
                                        By:  Eugene R. Sunderhaft
                                             (Senior Vice President and
                                             Secretary, Principal Financial
                                             Officer and Principal Accounting
                                             Officer)