Form 10-Q
period 1995-10-28
PENN TRAFFIC CO
filed 1995-12-12
CIK 77155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended October 28, 1995


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from            to
                                                 ----------    ----------

                          Commission file number 1-9930

                            THE PENN TRAFFIC COMPANY
             (Exact name of registrant as specified in its charter)


            Delaware                                  25-0716800
    (State of incorporation)             (IRS Employer Identification No.)

  1200 State Fair Blvd., Syracuse, NY                    13209
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

           Common stock, par value $1.25 per share: 10,839,349 shares outstanding as of December 1, 1995



                                     1 of 14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
     except per share data)
                                      THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                    OCTOBER 28,   OCTOBER 29,    OCTOBER 28,    OCTOBER 29,
                                       1995          1994           1995           1994
                                   ----------     ----------     ----------     ----------
TOTAL REVENUES                     $  844,619     $  828,064     $2,588,876     $2,473,792

COST AND OPERATING EXPENSES:
   Cost of sales (including
     buying and occupancy
     costs)                           651,972        639,939      2,000,278      1,914,327
   Selling and administrative
     expenses                         163,010        151,854        492,012        447,406
   Unusual item (Note 6)                                             65,237
                                   ----------     ----------     ----------     ----------

OPERATING INCOME                       29,637         36,271         31,349        112,059
   Interest expense                    33,406         28,626         99,434         86,417
                                   ----------     ----------     ----------     ----------

(LOSS) INCOME BEFORE INCOME TAXES,
     EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE           (3,769)         7,645        (68,085)        25,642
   Benefit (provision) for
     income taxes                       3,419         (2,868)        16,160        (11,741)
                                   ----------     ----------     ----------     ----------

(LOSS) INCOME BEFORE EXTRAORDINARY
     ITEM AND CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING
     PRINCIPLE                           (350)         4,777        (51,925)        13,901
   Extraordinary item (net of
     tax benefit)  (Note 4)                              (58)                       (3,025)
                                   ----------     ----------     ----------     ----------

(LOSS) INCOME BEFORE CUMULATIVE
     EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                (350)         4,719        (51,925)        10,876
   Cumulative effect of
     change in accounting
     principle (net of tax
     benefit)  (Note 5)                                                             (5,790)
                                   ----------     ----------     ----------     ----------

NET (LOSS) INCOME APPLICABLE
     TO COMMON STOCK               $     (350)    $    4,719     $  (51,925)    $    5,086
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

PER SHARE DATA:
   (Loss) income before
     extraordinary item and
     cumulative effect of
     change in accounting
     principle                     $     (.03)    $      .43     $    (4.78)    $     1.25
   Extraordinary item                                   (.01)                         (.27)
   Cumulative effect of change
     in accounting principle                                                          (.52)
                                   ----------     ----------     ----------     ----------
   Net (loss) income               $     (.03)    $      .42     $    (4.78)    $      .46
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

   Average number of common
     shares outstanding            10,867,977     11,178,910     10,861,394     11,169,814

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)

                                                    UNAUDITED
                                                OCTOBER 28, 1995   JANUARY 28, 1995
                                                ----------------   ----------------
     ASSETS

CURRENT ASSETS:
  Cash and short-term investments                 $   41,318          $   46,519
  Accounts and notes receivable
     (less allowance for doubtful accounts
      of $2,410 and $1,374, respectively)             76,069              81,967
  Inventories (Note 3)                               389,791             385,968
  Prepaid expenses and other current assets           15,539              10,913
                                                  ----------          ----------
     Total Current Assets                            522,717             525,367

NONCURRENT ASSETS:
  Capital leases - net                               122,410             127,748
  Property, plant and equipment - net                639,848             600,797
  Intangible assets - net                            431,629             451,897
  Other assets and deferred charges - net             84,457              88,157
                                                  ----------          ----------
                                                  $1,801,061          $1,793,966
                                                  ----------          ----------
                                                  ----------          ----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt            $    3,855          $    4,118
  Current portion of obligations
     under capital leases                             10,783               9,962
  Trade accounts and drafts payable                  222,056             209,890
  Payroll and other accrued liabilities               83,533              79,434
  Accrued interest expense                            19,157              30,686
  Payroll taxes and other taxes payable               12,501              19,582
  Deferred income taxes                               27,384              27,384
                                                  ----------          ----------
     Total Current Liabilities                       379,269             381,056

NONCURRENT LIABILITIES:
  Long-term debt                                   1,214,903           1,136,302
  Obligations under capital leases                   122,952             126,894
  Deferred income taxes                               58,292              73,598
  Other noncurrent liabilities                        44,771              43,189
                                                  ----------          ----------
     Total Liabilities                             1,820,187           1,761,039
                                                  ----------          ----------

SHAREHOLDERS' EQUITY:
  Preferred Stock - authorized 10,000,000
     shares at $1.00 par value; none issued
  Common Stock - authorized 30,000,000
     shares at $1.25 par value; 10,872,049
     shares and 10,846,701 shares
     issued, respectively                             13,589              13,558
  Capital in excess of par value                     179,436             179,165
  Retained deficit                                  (208,404)           (149,681)
  Minimum pension liability adjustment                  (356)               (356)
  Unearned compensation                               (2,917)             (9,759)
  Treasury stock, at cost                               (474)
                                                  ----------          ----------
     Total Shareholders' Equity                      (19,126)             32,927
                                                  ----------          ----------
                                                  $1,801,061          $1,793,966
                                                  ----------          ----------
                                                  ----------          ----------

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

(All dollar amounts in thousands)

                                                  THIRTY-NINE         THIRTY-NINE
                                                  WEEKS ENDED         WEEKS ENDED
                                               OCTOBER 28, 1995    OCTOBER 29, 1994
                                               ----------------    ----------------
OPERATING ACTIVITIES:
     Net (loss) income                            $  (51,925)         $    5,086
     Adjustments to reconcile
       net (loss) income
       to net cash provided by (used in)
       operating activities:
          Cumulative effect of change in
            accounting principle                                           5,790
          Depreciation and amortization               55,610              54,133
          Amortization of intangibles                 12,489              10,999
          Write-off of fixed assets                   16,416
          Write-off of intangible assets              32,809
          Deferred tax benefit                       (13,313)
          Other - net                                (14,148)             (9,071)
     Net change in assets and liabilities:
       Accounts receivable and prepaid expenses        2,847             (13,449)
       Inventories                                    (3,823)            (37,736)
       Accounts payable and accrued expenses         (12,784)             (5,468)
       Deferred charges and other assets               1,052               3,233
                                                  ----------          ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES             25,230              13,517
                                                  ----------          ----------

INVESTING ACTIVITIES:
     Capital expenditures                           (102,004)            (71,342)
     Other - net                                         502               1,032
                                                  ----------          ----------

NET CASH (USED IN) INVESTING ACTIVITIES             (101,502)            (70,310)
                                                  ----------          ----------

FINANCING ACTIVITIES:
     Increase in long-term debt                                          100,000
     Payments to settle long-term debt                (2,462)            (60,843)
     Borrowings of revolver debt                     452,200             381,400
     Payment of revolver debt                       (371,400)           (381,400)
     Reduction of capital lease obligations           (6,972)             (6,400)
     Payment of debt issuance costs                     (168)             (2,482)
     Purchase of treasury stock                         (474)
     Other - net                                         347                 128
                                                  ----------          ----------

NET CASH PROVIDED BY
     FINANCING ACTIVITIES                             71,071              30,403
                                                  ----------          ----------

(DECREASE) IN CASH AND CASH EQUIVALENTS               (5,201)            (26,390)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                              46,519              82,467
                                                  ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   41,318          $   56,077
                                                  ----------          ----------
                                                  ----------          ----------

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

     Net (loss) income per share of common stock is based on the average number of shares and equivalents, as applicable, of common stock outstanding during each period. Fully diluted (loss) income per share is not presented for each of the periods since conversion of the Company's shares under option would be anti-dilutive or the reduction from primary (loss) income per share is less than three percent.

     In January 1995, the Company acquired 45 supermarkets from American Stores Company formerly operated under the Acme trade name. Results for the quarter and 39 weeks ended October 28, 1995 include the results for 29 of these acquired Acme stores that the Company intends to continue to operate.

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)          Third Quarter       Thirty-nine Weeks
                                   -------------       -----------------
FISCAL 1996

  Operating Income                 $     29,637         $     96,586 *

  Unusual Item                                                65,237

  Depreciation and Amortization          22,347               68,099

  LIFO Provision                            858                1,717 *

  Cash Interest Expense                  32,334               96,219

  * Excludes the effect of the unusual item.

FISCAL 1995

  Operating Income                 $     36,271         $    112,059

  Depreciation and Amortization          21,887               65,132

  LIFO Provision                                                 450

  Cash Interest Expense                  27,554               83,363


NOTE 3 - INVENTORIES

     If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $20,237,000 and $17,145,000 higher than reported at October 28, 1995 and January 28, 1995, respectively.


NOTE 4 - EXTRAORDINARY ITEM

     During the third quarter ended October 29, 1994, the Company had an extraordinary charge of $0.1 million (net of income tax benefit). The extraordinary charge for the thirty-nine weeks ended October 29, 1994 was $3.0 million (net of $2.1 million income tax benefit). This extraordinary charge relates to the early retirement of debt.


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

NOTE 6 - UNUSUAL ITEM

     During the second quarter of Fiscal 1996, the Company recorded an unusual item (charge) of $65.2 million. The Company also recorded a tax benefit of $13.3 million in connection with this charge. At October 28, 1995, the components of this unusual item are as follows:

                                                         ($ millions)
                                                         ------------
  Loss from closure of stand alone
    general merchandise business (Harts)

       - Write-off of goodwill                    $32.8
       - Write-off of fixed assets                  8.4
       - Wind-down costs
         (principally inventory markdowns)          9.4      $50.6
                                                  -----
  Obsolete equipment write-off,
    cost of expense reduction program
    and increase in closed store reserve                      14.6
                                                             -----

  Total                                                      $65.2
                                                             -----
                                                             -----

CLOSURE OF STAND ALONE GENERAL MERCHANDISE BUSINESS (HARTS)

     During the second quarter of Fiscal 1996, the Company decided to close 11 of its 15 remaining stand alone general merchandise stores (Harts) in Ohio. These 11 stores generated approximately $50 million of revenues or about 1.4% of the Company's annual revenues. The Company currently expects that the remaining four Harts stores will be converted to the Company's "Big Bear Plus" format. As a result of the decision to close the 11 Harts stores and convert the remaining four stores, during the second quarter ended July 29, 1995, the Company recorded an unusual item (charge). At October 28, 1995, the amount of this charge is $50.6 million. This charge specifically relates to the write-off of goodwill ($32.8 million), the write-off of fixed assets ($8.4 million) and store closing costs consisting principally of inventory markdowns ($9.4 million). These amounts reflect an adjustment made in the third quarter of Fiscal 1996 reducing the charge for store closing costs consisting principally of inventory markdowns by $2.4 million, as a result of the event described below.

     In October 1995, the Company engaged a third party to liquidate the assets of nine of the 11 Harts stores to be closed. The Company retains ownership of the assets of the 11 Harts stores to be closed until the process of closing those stores is completed (expected to be by the end of the Company's current fiscal year, February 3, 1996.) The Company expects that this program will generate net cash proceeds of approximately $15 million, most of which was received by Penn Traffic in the third quarter of Fiscal 1996. These funds will be used for debt retirement.

     When the liquidation is completed, the Company expects to realize an approximate annual impact of an increase in operating income of $2.0 million, a reduction of interest expense of between $1.2 million to $1.5 million, and an increase in net income of $2.0 million.

OTHER CHARGES

     The unusual item also includes $14.6 million in connection with the noncash write-off of certain fixed assets which the Company determined during the second quarter that it will no longer utilize in its business ($8.0 million), costs incurred in connection with the implementation of the Company's expense reduction programs ($4.0 million), and an increase in the Company's closed store reserve ($2.6 million). These amounts reflect adjustments made in the third quarter of Fiscal 1996 increasing the charge for costs incurred in connection with the implementation of the Company's expense reduction programs by $2.0 million and increasing the Company's closed store reserve by $0.4 million.

     The noncash portion of the unusual item is approximately $57.5 million and the cash portion is approximately $7.7 million. All costs related to the unusual item are expected to be incurred by February 1996 with the exception of certain facility carrying costs (primarily lease payments) for stores to be closed. The last scheduled lease payment will occur in 2001. The accrued expense amount relating to the unusual item was $14.6 million at October 28, 1995.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("THIRD QUARTER FISCAL 1996") AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995 COMPARED TO THIRTEEN WEEKS ("THIRD QUARTER FISCAL 1995") AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 1994


     The following table sets forth statement of operations components expressed as a percentage of total revenues for Third Quarter Fiscal 1996 and Third Quarter Fiscal 1995 and for the thirty-nine weeks ended October 28, 1995 and October 29, 1994, respectively:


                           Third Quarter Ended   Thirty-nine Weeks Ended
                         OCTOBER 28, October 29, OCTOBER 28, October 29,
                            1995        1994        1995        1994
                         ----------  ----------  ----------  ----------
Total revenues               100.0%     100.0%       100.0%     100.0%
Gross profit (1)              22.8       22.7         22.7       22.6
Selling and administrative
  expenses                    19.3       18.3         19.0       18.1
Unusual item                                           2.5
Operating income               3.5        4.4          1.2        4.5
Interest expense               4.0        3.5          3.8        3.5
(Loss) income before
  income taxes,
  extraordinary item
  and cumulative effect of
  change in accounting
  principle                   (0.5)       0.9         (2.6)       1.0
Net (loss) income              0.0        0.6         (2.0)       0.2


(1) Total revenues less cost of sales.


     Total revenues for Third Quarter Fiscal 1996 increased to $844.6 million from $828.1 million in Third Quarter Fiscal 1995. Total revenues for the thirty-nine week period ended October 28, 1995 increased to $2.59 billion from $2.47 billion for the thirty-nine week period ended October 29, 1994. The increase in total revenues is the result of the increase in retail supermarket sales resulting from the acquisition of 45 former Acme stores in January 1995. Wholesale supermarket sales decreased in Third Quarter Fiscal 1996 to $101.1 million from Third Quarter Fiscal 1995 sales of $109.0 million and decreased to $304.8 million for the thirty-nine weeks ended October 28, 1995 from $329.2 million for the thirty-nine weeks ended October 28, 1994. Same store sales for Third Quarter Fiscal 1996 declined 3.9%.

     The Company's total revenues and same store sales results for the quarter were adversely affected by weak consumer spending and competitive promotional activity. In addition, total revenues and same store sales were negatively impacted by the accelerated closing of 11 of the Company's Harts general merchandise stores, which adversely affected the Company's nonfood business during Third Quarter Fiscal 1996.

     In Third Quarter Fiscal 1996, gross profit was $192.6 million compared to Third Quarter Fiscal 1995 gross profit of $188.1 million, representing 22.8% and 22.7% of total revenues, respectively. Gross profit as a percentage of total revenues increased to 22.7% for the thirty-nine week period ended October 28, 1995 from 22.6% for the thirty-nine weeks ended October 29, 1994. The increase in gross profit as a percentage of total revenues for Third Quarter Fiscal 1996 resulted from the relative increase in retail revenues compared to wholesale revenues.

     Selling and administrative expenses for Third Quarter Fiscal 1996 were $652.0 million compared with $640.0 million in Third Quarter Fiscal 1995. Selling and administrative expenses as a percentage of total revenues increased to 19.3% for Third Quarter Fiscal 1996 from 18.3% in Third Quarter Fiscal 1995. Selling and administrative expenses for the thirty-nine week period ended October 28, 1995 were $492.0 million compared to $447.4 million for the thirty-nine week period ended October 28, 1994. Selling and administrative expenses as a percentage of total revenues increased to 19.0% for the thirty-nine week period ended October 28, 1995 from 18.1% for the thirty-nine week period ended October 29, 1994. The increase in selling and administrative expenses as a percentage of total revenues for Third Quarter Fiscal 1996 primarily resulted from the relative increase in retail revenues compared to wholesale revenues, increased promotional expense and an increase in fixed and semi-variable expenses as a percentage of total revenues during a period of low price inflation and a decline in same store sales.

     Depreciation and amortization of $22.3 million in Third Quarter Fiscal 1996 and $21.9 million in Third Quarter Fiscal 1995 represented 2.6% of total revenues for both periods. Depreciation and amortization of $68.1 million for the thirty-nine weeks ended October 28, 1995 and $65.1 million for the thirty-nine weeks ended October 29, 1994 represented 2.6% of total revenues in both periods.

     During the second quarter of Fiscal 1996, the Company recorded an unusual item (charge) of $65.2 million. The Company also recorded a tax benefit of $13.3 million in connection with this charge. At October 28, 1995, this unusual item was comprised of $50.6 million related to the future closure of the stand alone general merchandise business (Harts) and $14.6 million related to the noncash write-off of certain fixed assets which the Company determined during the second quarter that it will no longer utilize in its business, costs incurred in connection with the Company's expense reduction programs and an increase in the Company's closed store reserve (Note 6).

     Operating income for Third Quarter Fiscal 1996 was $29.6 million or 3.5% of total revenues compared to $36.3 million or 4.4% of total revenues in Third Quarter Fiscal 1995. Operating income (excluding the unusual item) for the thirty-nine week period ended October 28, 1995 was $96.6 million or 3.7% of total revenues compared to $112.1 million or 4.5% of total revenues for the thirty-nine weeks ended October 29, 1994.

     Interest expense for Third Quarter Fiscal 1996 and Third Quarter Fiscal 1995 was $33.4 million and $28.6 million, respectively. Interest expense for the thirty-nine weeks ended October 28, 1995 and October 29, 1994 was $99.4 million and $86.4 million, respectively. The increase in interest expense is due to the higher debt levels outstanding during the first three quarters of Fiscal 1996, which are primarily the result of funding the acquisition of 45 stores from American Stores Company in January 1995 and the Company's capital investment program.

     Loss before income taxes and extraordinary item was $3.8 million for Third Quarter Fiscal 1996, compared to income of $7.6 million for Third Quarter Fiscal 1995. The reason for the decline is the decrease in operating income combined with an increase in interest expense. Loss before income taxes, extraordinary item, and the cumulative effect of a change in accounting principle for the thirty-nine weeks ended October 28, 1995 was $68.1 million compared to income of $25.6 million for the thirty-nine weeks ended October 29, 1994. The reason for the decline is the decrease in operating income (excluding the unusual item), the unusual item and an increase in interest expense.

     The income tax benefit was $3.4 million for Third Quarter Fiscal 1996 compared to a provision of $2.9 million in Third Quarter Fiscal 1995. The income tax benefit was $16.2 million for the thirty-nine week period ended October 28, 1995 compared to an income tax provision of $11.7 million in the prior year. Excluding the unusual item, the income tax benefit was $2.9 million for the thirty-nine week period ended October 28, 1995. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

     Net loss was $0.4 million in Third Quarter Fiscal 1996 compared to income of $4.8 million (before extraordinary item) in Third Quarter Fiscal 1995. Excluding the impact of the unusual item, net income was $0.0 million for the thirty-nine weeks ended October 28, 1995 compared to $13.9 million (before extraordinary item and the cumulative effect of a change in accounting principle) for the thirty-nine weeks ended October 29, 1994.

     The $0.1 million extraordinary item (net of tax benefit) for Third Quarter Fiscal 1995, and the $3.0 million extraordinary item (net of $2.1 million income tax benefit) for the thirty-nine week period ended October 29, 1994 related to the early retirement of debt.

     The Company adopted SFAS 112 in First Quarter Fiscal 1995. The cumulative effect of this change in accounting principle was a charge of $5.8 million (net of $4.1 million income tax benefit) (Note 5).

LIQUIDITY AND CAPITAL RESOURCES

     During Third Quarter Fiscal 1996, operating income decreased to $29.6 million from $36.3 million for Third Quarter Fiscal 1995. Interest expense for Third Quarter Fiscal 1996 was $33.4 million as compared to $28.6 million during Third Quarter Fiscal 1995. Loss before unusual item, extraordinary item and the cumulative effect of a change in accounting principle for Third Quarter Fiscal 1996 was $0.4 million as compared to income of $4.8 million for Third Quarter Fiscal 1995.

     Payments of principal and interest on the Company's $1.22 billion of long-term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt of $1.7 million, $2.7 million and $2.2 million are due during the remainder of Fiscal 1996, Fiscal 1997 and Fiscal 1998, respectively.

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. Total availability under the Revolving Credit Facility was $64.0 million at October 28, 1995.

     During Third Quarter Fiscal 1996, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

     The Company has entered into three interest rate swap agreements, each of which expires within the next three years, that effectively convert $125 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense.

     Cash flows to meet the Company's requirements for operating, investing and financing activities in Third Quarter Fiscal 1996 are reported in the Consolidated Statement of Cash Flows. For the thirty-nine week period ended October 28, 1995, the Company experienced a positive cash flow from operating activities of $25.2 million.

     Working capital decreased by $0.9 million from January 28, 1995 to October 28, 1995.

     The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements.

     The Company expects to spend approximately $135 million on capital expenditures, including capital leases, during Fiscal 1996. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility and new capital leases. Capital expenditures will be principally for new stores, replacement stores, remodeled store facilities and a new distribution center in Scranton, Pennsylvania. In Third Quarter Fiscal 1996, the Company opened three replacement stores and completed six remodels. In addition, seven new or replacement stores are under construction and eight remodels are in process. During the quarter, the Company also opened a new warehouse in Columbus, Ohio.

     The Company currently expects to spend approximately $80 million on capital expenditures in Fiscal 1997.

     On October 5, 1995, Penn Traffic's Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock. Penn Traffic's debt agreements contain limitations on the Company's ability to repurchase its common stock. Under the most restrictive limitations contained in the Company's debt agreements, Penn Traffic could spend a total of approximately $6 million on stock repurchases. Between October 5, 1995 and October 28, 1995, the Company acquired 32,700 shares of its outstanding common stock, at a cost of approximately $474,000, which are being held in treasury.


PART II.  OTHER INFORMATION

     All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          Exhibit Number                Description
          --------------                -----------
              10.9 L                    Amendment No. 11, dated as of
                                        October 16, 1995 to the Loan
                                        and Security Agreement

              27.1                      Financial Data Schedule




      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the fiscal quarter ended October 28, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                        THE PENN TRAFFIC COMPANY



       December 12, 1995                /s/- John T. Dixon
                                        ---------------------------------
                                        By:  John T. Dixon
                                             (President and Chief
                                             Executive Officer, and
                                             Director)





       December 12, 1995                /s/- Eugene R. Sunderhaft
                                        --------------------------------
                                        By:  Eugene R. Sunderhaft
                                             (Senior Vice President and
                                             Secretary, Principal Financial
                                             Officer and Principal Accounting
                                             Officer)