Form 10-K
period 1996-02-03
PENN TRAFFIC CO
filed 1996-04-11
CIK 77155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

               (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 3, 1996
                                       OR
             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number  1-9930
                            THE PENN TRAFFIC COMPANY
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                     25-0716800
         ---------------------------------    -------------------
           (State or other jurisdiction        (I.R.S. Employer
         of incorporation or organization)    Identification No.)

            1200 State Fair Boulevard, Syracuse, New York 13221-4737
            --------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (315) 453-7284
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
           Title of each class                     on which registered
      -----------------------------              -----------------------
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

                                        YES  X               NO
                                            ---                 ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was $135,778,655 as of March 27, 1996.

                         Common Stock $1.25 par value -
              Shares outstanding - 10,842,645 as of March 27, 1996
              ----------------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Proxy Statement dated May 1, 1996 provided to Registrant's stockholders in connection with the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                            FORM 10-K INDEX
                                                                    PAGE
- --------------------------------------------------------------------------------
 PART I
- --------------------------------------------------------------------------------
Item  1.  Business                                                       3

Item  2.  Properties                                                    13

Item  3.  Legal Proceedings                                             13

Item  4.  Submission of Matters to a Vote of Security Holders           13

Supplemental Item.  Executive Officers of Registrant                    14
- --------------------------------------------------------------------------------
PART II
- --------------------------------------------------------------------------------

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                           17

Item  6.  Selected Financial Data                                       17

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           17

Item  8.  Financial Statements and Supplementary Data                   17

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           18
- --------------------------------------------------------------------------------
PART III
- --------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant            56

Item 11.  Executive Compensation                                        56

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                56

Item 13.  Certain Relationships and Related Transactions                56
- --------------------------------------------------------------------------------
PART IV
- --------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                      57
- --------------------------------------------------------------------------------

                                  PART I

ITEM 1.  BUSINESS (as of February 3, 1996 unless otherwise noted)

GENERAL

The Penn Traffic Company ("Penn Traffic" or the "Company") is one of the leading food retailers in the eastern United States. Penn Traffic operates 265 supermarkets in Pennsylvania, upstate New York, Ohio and northern West Virginia under the names "Big Bear" and "Big Bear Plus" (76 stores), "Bi-Lo Foods" (42 stores), "Insalaco's" (29 stores), "P&C" (67 stores), "Quality Markets" (42 stores) and "Riverside" (9 stores). Penn Traffic also operates a wholesale food distribution business which serves 124 licensed franchisees and 116 independent operators. Total revenues for the fiscal year (53 weeks) ended February 3, 1996 ("Fiscal 1996") aggregated approximately $3.5 billion.

Approximately 65% of Penn Traffic's supermarket sales are in smaller communities where Penn Traffic believes it virtually always holds the number one or number two market position. The balance of Penn Traffic's sales are in Columbus, Ohio, Buffalo and Syracuse, New York, and Scranton/Wilkes-Barre, Pennsylvania.

Penn Traffic's retail and wholesale operations stretch from Ohio to upstate New York. The Company operates in communities with diverse economies based primarily on manufacturing, natural resources, retailing, health care services, education and government services. No supermarket company competes against Penn Traffic supermarkets representing 25% or more of the Company's retail supermarket revenues, with the exception of The Kroger Co. and Wegman's Food Markets, Inc., which compete against supermarkets representing approximately 35% and 25% of Penn Traffic's retail supermarket revenues, respectively.

In addition, Penn Traffic operates a full-service dairy business in Johnstown, Pennsylvania under the name "Sani-Dairy" and a bakery business in Syracuse, New York under the name "Penny Curtiss".

Penn Traffic pursues an aggressive capital program that seeks to match store size and format to local demographics and competitive conditions. During the five fiscal years ended February 3, 1996, Penn Traffic opened or remodeled approximately 65% of its retail supermarket square footage. These larger, more modern facilities strengthen Penn Traffic's competitive position and enable it to offer its customers a broader variety of specialty departments, including pharmacies, bakeries, delicatessens, floral products, greeting cards and other general merchandise.

The principal executive offices of Penn Traffic are located at 1200 State Fair Boulevard, Syracuse, New York 13221-4737. The Company's telephone number is
(315) 453-7284.

RETAIL FOOD DISTRIBUTION BUSINESS

Penn Traffic is one of the leading supermarket retailers in its primary operating areas in New York, Pennsylvania and Ohio. Penn Traffic's supermarkets are primarily located in towns and small cities. In many of these communities, Penn Traffic operates or licenses one or more of a small number of total supermarkets or the only supermarket in town.

Penn Traffic's store sizes and formats vary widely, depending upon the demographic and competitive conditions in each location. For example, "conventional" store formats are generally more appropriate in areas of low population density, while larger or more affluent areas are better served by full service supermarkets of up to 65,000 square feet, which contain numerous specialty service departments such as bakeries, delicatessens, floral departments and fresh seafood departments. Penn Traffic's "Plus" format stores range in size from 65,000 to 140,000 square feet. These full service supermarkets carry an expanded variety of nonfood merchandise.

Penn Traffic's supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh produce and frozen food products. The stores also offer nonfood products and services such as health and beauty products, housewares, general merchandise, floral items, video rental departments and banking services. In general, Penn Traffic's larger stores carry broader selections of merchandise and feature a larger variety of service departments. Most of the Company's supermarkets are located in shopping centers.

During Fiscal 1996, the Company commenced the implementation of several expense reduction programs. Certain of these expense reduction initiatives are designed to take advantage of the combined purchasing power of the Company's business units and the Company's ability to consolidate certain previously decentralized functions. The Company currently expects that the implementation of these initiatives will result in cost savings of at least $10 million per year.


                            SELECTED STATISTICS ON PENN TRAFFIC'S RETAIL FOOD STORES ARE PRESENTED BELOW.
                                                                      FISCAL YEAR ENDED
- ------------------------------------------------------------------------------------------------------------------------------------
                         FEBRUARY 3,         JANUARY 28,         JANUARY 29,         JANUARY 30,         FEBRUARY 1,
                            1996                1995                1994                1993                1992
                        (53 weeks)(1)
- ------------------------------------------------------------------------------------------------------------------------------------
Average annual
 revenues per
 store                  $11,060,000         $11,823,000         $11,583,000         $11,620,000         $11,645,000

Total store area
 in square feet          10,424,538           9,927,633           8,803,297           7,868,411           6,347,453

Total store
 selling area in
 square feet              7,527,665           7,140,390           6,333,023           5,684,179           4,561,199

Average total
 square feet per
 store                       39,338              37,182              37,945              36,260              33,584

Average square
 feet of selling
 area per store              28,406              26,743              27,298              26,194              24,133

Annual revenues per
 square foot of
 selling area               $402.98             $429.80             $433.49             $460.05             $494.99

Number of stores:
 Remodels/expansions
  (over $100,000)                15                   9                  39                  12                  18
 New stores opened               11                  12                  12                  10                   6
 Stores acquired                  2                  31(2)               19(3)               29(3)                1
 Stores closed                   15                   8                  16                  11                   8

Size of stores (total store area):

 Up to 19,999
  square feet                    37                  39                  29                  33                  33
 20,000 - 29,999
  square feet                    56                  67                  60                  63                  65
 30,000 - 44,999
  square feet                    95                  96                  86                  73                  61
 45,000 - 60,000
  square feet                    53                  48                  43                  36                  21
 Greater than
  60,000 square
  feet                           24                  17                  14                  12                   9

Total stores open
 at fiscal year-end             265                 267                 232                 217                 189

(1) Average annual revenues per store and annual revenues per square foot of selling area are calculated on a 52-week basis.

(2) Includes the addition of 30 of the 45 former Acme stores acquired by the Company in January 1995 which the Company initially expected to operate.

(3) Includes the addition of 12 Insalaco's stores acquired by the Company in September 1993 and the addition of 23 stores acquired from the Peter J. Schmitt Co., Inc. in January 1993 which the Company initially operated.

WHOLESALE FOOD DISTRIBUTION BUSINESS

Penn Traffic licenses the use of its "Riverside", "Bi-Lo Foods" and "Big M" names to 124 independently-owned supermarkets that are required to maintain certain quality and other standards and 116 independent operators. The majority of these independent stores use Penn Traffic as their primary wholesaler and also receive advertising, accounting, merchandising, consulting and retail counseling services from Penn Traffic. Penn Traffic receives rent from 70 of the licensed independent operators which lease or sublease the supermarket buildings.

In Fiscal 1996, Penn Traffic's wholesale operations accounted for $429.4 million or 12.1% of total revenues. The incremental volume provided by wholesale operations enhances Penn Traffic's purchasing power and the efficiency of its distribution system.

At February 3, 1996, Penn Traffic had guaranteed obligations of $2.0 million of indebtedness of certain of such licensed independent operators. Riverside receives an initial fee but no annual fee for the license of its Riverside and Bi-Lo Foods names. P&C receives neither an initial fee nor an annual fee for the use of the Big M name.


FOOD PROCESSING OPERATIONS

The Company owns and operates Johnstown Sanitary Dairy ("Sani-Dairy"), a dairy processing plant in Johnstown, Pennsylvania, which is one of the largest dairies in Pennsylvania. Sani-Dairy sells its products to certain Penn Traffic-owned and licensed supermarkets and to other retail outlets located in Pennsylvania and adjoining states.

Penn Traffic owns and operates Penny Curtiss Bakery, a bakery processing plant in Syracuse, New York. This operation primarily supplies P&C's stores and its affiliated accounts with private label fresh and frozen bakery products. In addition, Riverside and Quality Markets procure certain fresh and frozen bakery products from Penny Curtiss.


MASS MERCHANDISING BUSINESS

During the second quarter of Fiscal 1996, Penn Traffic decided to close 11 of its 15 remaining stand-alone general merchandise stores (Harts) in Ohio. The remaining four stores are now operated under the Company's "Plus" trade name.

PURCHASING AND DISTRIBUTION

Penn Traffic is a large volume purchaser of products. Penn Traffic's purchases are of sufficient volume to qualify for minimum price brackets for most items. Penn Traffic purchases brand name grocery merchandise directly from national manufacturers. The Company purchases private label and generic products and certain other grocery items from TOPCO Associates, Inc., a national products purchasing cooperative comprising 46 regional supermarket chains. In Fiscal 1996, purchases from TOPCO Associates accounted for approximately 16% of product purchases.

Penn Traffic's principal Pennsylvania distribution facilities are a Company-owned 390,000-square foot distribution center in DuBois, Pennsylvania and a Company-owned 248,000-square foot distribution center in Scranton, Pennsylvania. Penn Traffic also operates 196,000-square foot and 86,000-square foot distribution centers for perishable products in DuBois and Scranton, Pennsylvania, respectively. In addition, Penn Traffic leases a 70,000-square foot warehouse in New Bethlehem, Pennsylvania, which Penn Traffic uses to supplement its forward buy program, under which the Company purchases and stores for later sale certain products which, from time to time, are available for purchase at reduced prices. Penn Traffic also leases a 37,000-square foot warehouse in Punxsutawney, Pennsylvania, which houses certain store supplies and aerosol products and a 44,000-square foot warehouse in DuBois, Pennsylvania, which houses high-bulk grocery products.

The principal New York distribution facilities are a Company-owned 498,000-square foot distribution center in Syracuse, New York and a Company-owned 267,000-square foot distribution center in Jamestown, New York. The Company also owns a 217,000-square foot distribution center for perishable products in Syracuse, New York.

The primary Ohio distribution center is a leased 484,000-square foot dry grocery facility in Columbus, Ohio. Penn Traffic also owns a 208,000-square foot distribution facility for perishable goods in Columbus, Ohio. The Company also leases three additional warehouses totalling 603,000 square feet, in Columbus, Ohio for distribution of general merchandise and health and beauty care items to all Penn Traffic stores (including a 204,000-square foot leased warehouse which the Company began utilizing in August 1995).

From September 1993 through September 1995, Penn Traffic's health and beauty care products and general merchandise were distributed to Insalaco's, P&C, Quality Markets and Riverside stores from a general merchandise warehouse operated by The Grand Union Company ("Grand Union") and located in Montgomery, New York. This arrangement was part of a joint health and beauty care and general merchandise purchasing and distribution program with Grand Union. All of Penn Traffic's retail stores are currently supplied with health and beauty care products and general merchandise from the Columbus, Ohio warehouses.

Approximately 75% of the merchandise offered in Penn Traffic's retail stores is distributed from its warehouses by its fleet of 346 tractors, 442 refrigerated trailers and 582 dry trailers. Merchandise not delivered from Penn Traffic's warehouses is delivered directly to the stores by distributors, vendor drivers and salesmen for such products as beverages, snack foods and bakery items.

COMPETITION

The food retailing business is highly competitive and may be affected by general economic conditions. The number of competitors and the degree of competition experienced by Penn Traffic's supermarkets vary by location. Penn Traffic competes with several regional and local supermarket chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse clubs, discount drug store chains, discount general merchandise chains, and "supercenters" (combination supermarket and general merchandise stores). No supermarket company competes against Penn Traffic supermarkets representing 25% or more of the Company's retail supermarket revenues, with the exception of The Kroger Co. and Wegmans Food Markets, Inc., which compete against supermarkets representing approximately 35% and 25% of Penn Traffic's retail supermarket revenues, respectively.

EMPLOYEES

Labor costs and their impact on product prices are important competitive factors in the supermarket industry. At February 3, 1996, Penn Traffic had approximately 25,700 hourly employees and 1,800 salaried employees.

Approximately 57% of Penn Traffic's hourly employees belong to the United Food and Commercial Workers union. An additional 7% of Penn Traffic's hourly employees (principally employed in the distribution function and in the Company's dairy and bakery plants) belong to five other unions. The Company competes with certain independently-owned and chain-owned supermarkets, discount drug stores, warehouse clubs, general merchandise stores, convenience stores and supercenters, whose employees are not union affiliated.

During Penn Traffic's fiscal year ending February 1, 1997, labor contracts covering approximately 11,000 of the Company's employees will expire. While the Company believes that relations with its employees are good, and has not encountered any significant work stoppages in recent years, a prolonged labor dispute could have an adverse effect on the Company.


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


SEASONALITY, CUSTOMERS AND SUPPLIERS

The supermarket business of Penn Traffic is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of Penn Traffic's consolidated revenues. Groceries, general merchandise and raw materials are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of Penn Traffic's cost of sales except TOPCO Associates, Inc. which accounted for approximately 16% of product purchases in Fiscal 1996.

HISTORY

Penn Traffic is the successor to a retail business which dates back to 1854. Penn Traffic, then a publicly held corporation, was acquired in March 1987 by Riverside Acquisition Company, Limited Partnership ("RAC"), a Delaware limited partnership and an affiliate of Miller Tabak Hirsch + Co. ("MTH"). At the time of the acquisition, Penn Traffic was the largest retail and wholesale food distribution company in its principal operating area, comprising 19 counties in central and northwestern Pennsylvania and southwestern New York. In 1988, Penn Traffic again became a publicly held corporation and stated that it intended to acquire retail and wholesale food distribution companies contiguous to its operating area.

In August 1988, Penn Traffic acquired P&C Food Markets, Inc. ("P&C"), which operates in a contiguous market to the east of Penn Traffic's historical marketplace. In October 1991, P&C became a wholly-owned subsidiary of the Company, and in April 1993, P&C was merged into the Company. P&C currently operates as a division of the Company. P&C is headquartered in Syracuse, New York and operates 67 "P&C" retail supermarkets, franchises 68 "Big M" stores and provides wholesaling services to 76 independent supermarkets.

In April 1989, Penn Traffic acquired Big Bear Stores Company ("Big Bear"), a leading food retailer in Columbus and eastern Ohio, which is to the west of Penn Traffic's traditional market area. In April 1993, Big Bear was merged into the Company. Big Bear currently operates as a division of the Company. Big Bear is headquartered in Columbus, Ohio and operates 76 retail supermarkets under the names "Big Bear" and "Big Bear Plus".

In January 1993, Penn Traffic acquired 28 supermarkets located in western New York and northwestern Pennsylvania from Peter J. Schmitt Co., Inc. Seventeen of the stores are currently being operated by Penn Traffic.

In September 1993, Penn Traffic acquired the operating assets of Insalaco Supermarkets, Inc. ("Insalaco's"), which consisted of 12 supermarkets with approximately 400,000 total square feet.

In January 1995, Penn Traffic acquired 45 supermarkets owned by American Stores Company which had operated under the Acme trade name. Fourteen of these acquired stores have been closed and two are being held for sale. The Company is operating the remaining 29 stores under the Bi-Lo Foods, Insalaco's and P&C trade names.

RELATIONSHIP WITH GRAND UNION

Until March 1995, Penn Traffic held an indirect ownership interest in the common stock of Grand Union Holdings Corporation ("Grand Union Holdings"), which was the indirect corporate parent of Grand Union. Grand Union is engaged in the food retailing business. As of February 2, 1991, Penn Traffic had recorded losses which reduced the carrying value of its investment to zero.

On January 25, 1995, Grand Union filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"). On February 16, 1995, Grand Union Holdings filed a voluntary Chapter 11 petition with the Bankruptcy Court. As a result of these bankruptcy proceedings, Penn Traffic's equity ownership interest in Grand Union Holdings, which as of the dates of the filings of the Chapter 11 petitions was approximately 17.8% on a fully diluted basis, became worthless.

In July 1990, P&C (then a subsidiary and now a division of Penn Traffic) and Grand Union entered into an operating agreement (the "New England Operating Agreement") whereby Grand Union acquired the right to operate 13 P&C stores located in New England under the Grand Union name until July 2000. Pursuant to the New England Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor to P&C, which was merged into the Company in April
1993) a minimum annual fee averaging $10.7 million per year during the ten-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to $700,000 per year based upon sales performance of the stores operated by Grand Union. Under the terms of the New England Operating Agreement, the recapitalization of Grand Union in July 1992 triggered a $15 million prepayment of the operating fee. This prepayment reduced the future payments that Grand Union will make to Penn Traffic pursuant to the terms of the New England Operating Agreement by approximately $3.2 million per year.

At the expiration of the ten-year term of the New England Operating Agreement, Grand Union has the right to extend the term of the New England Operating Agreement for an additional five years. In the event of such extension of the lease term, Grand Union will pay to Penn Traffic an annual fee of $13.6 million in the first year of the extended term, $14.0 million in the second year, $14.4 million in the third year, $14.9 million in the fourth year and $15.3 million in the fifth year, plus contingent fees based upon the sales performance of the stores of up to $700,000 in each year.

Penn Traffic also granted Grand Union an option (the "Purchase Option") to purchase the stores operated by Grand Union under the New England Operating Agreement. Grand Union paid Penn Traffic $7.5 million for the Purchase Option, which provides that (i) prior to July 30, 1998, Grand Union may purchase the stores operated under the New England Operating Agreement from Penn Traffic for a purchase price equal to $95 million and (ii) from July 30, 1998 and until the expiration of the term (or the extended term) of the New England Operating Agreement, Grand Union may purchase the stores operated under the New England Operating Agreement from Penn Traffic for a purchase price equal to the greater of $55 million or the amount produced under a formula based upon the stores' cash flow, provided that the purchase price shall not exceed $95 million.

If Grand Union does not extend the initial term of the New England Operating Agreement at its expiration in July 2000 or does not exercise the Purchase Option prior to the expiration of the term (or the extended term), or in the event of a default by Grand Union in the performance of its obligations pursuant to the New England Operating Agreement, the stores operated by Grand Union pursuant to the New England Operating Agreement will be returned to operation by Penn Traffic. Based on current conditions, management does not believe that the return of operation of the stores to Penn Traffic would have a significant impact on the financial condition of the Company.

From September 1993 until September 1995, Penn Traffic and Grand Union participated in a consolidated health and beauty care and general merchandise purchasing and distribution program.

ITEM 2.  PROPERTIES

Penn Traffic follows the general industry practice of leasing the majority of its retail supermarket locations. Penn Traffic presently owns 37 and leases 228 of the supermarkets that it operates. The owned supermarkets range in size from 4,300 to 123,000 square feet. The leased supermarkets range in size from 8,000 to 140,000 square feet and are held under leases expiring from 1996 to 2015, excluding option periods. Penn Traffic also owns two supermarkets and leases 70 supermarkets which are leased or subleased to independent operators.

Penn Traffic also owns 10 shopping centers, eight of which contain one of the Company-owned or licensed supermarkets. Penn Traffic also operates major distribution centers in DuBois and Scranton, Pennsylvania; Syracuse and Jamestown, New York; and Columbus, Ohio; a dairy plant in Johnstown, Pennsylvania; and a bakery plant in Syracuse, New York. Penn Traffic also owns a fleet of trucks and trailers, fixtures and equipment utilized in its business and other miscellaneous real estate.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 3, 1996.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT

Certain information regarding the executive officers of Penn Traffic is set forth as follows:

        Name              Age          Position with Penn Traffic
- ---------------------     ---        --------------------------------------


Gary D. Hirsch             46        Chairman and Director

Martin A. Fox              42        Director, Vice Chairman - Finance
                                      and Assistant Secretary

John T. Dixon              56        Director, President and Chief
                                      Executive Officer

Stephen V. Breech          54        Senior Vice President and President
                                      of Big Bear Division

Roy M. Flood               55        Senior Vice President and President
                                      of P&C Foods Division

Raymond J. Heath           57        Senior Vice President and President
                                      of Riverside Markets Division

Eugene R. Sunderhaft       48        Senior Vice President - Finance
                                      and Secretary
                                      (Chief Financial Officer)

David A. Adamsen           44        Vice President - Manufacturing

William G. Berryman        52        Vice President and Chief
                                      Information Officer

Michael T. Del Viscio      47        Vice President - Nonfood Merchandising

Glenn L. Goldberg          44        Vice President and Assistant
                                      Secretary

Francis D. Price, Jr.      46        Vice President, General Counsel
                                      and Assistant Secretary

Randall J. Sweeney         44        Vice President and General
                                      Manager of Quality Markets Division

Each of the executive officers is a citizen of the United States.

Mr. Hirsch has been a Director and Chairman of Penn Traffic since 1987. Mr. Hirsch has been a general partner and the managing partner of MTH (broker-dealer) since March 1982 and a Managing Director of MTH Holdings, Inc. ("MTH Holdings") since November 1983. He is Chairman, President and a Director of RAC Partners, Inc. ("RAC Partners"), the sole general partner of Riverside Acquisition Company, Limited Partnership ("RAC"). Mr. Hirsch was Chairman and a Director of Grand Union Holdings (food distribution holding company) between 1989 and March 1996 and of certain of its subsidiaries for certain periods between 1992 and March 1996.

Mr. Fox has been Director and Vice Chairman - Finance since February 1993. Mr. Fox was a Vice President of the Company from 1989 until February 1993. Mr. Fox has been Assistant Secretary of Penn Traffic since 1989. Mr. Fox has been Executive Vice President of MTH since 1988. Mr. Fox was a Vice President of Grand Union Holdings between 1989 and March 1996, a Director of Grand Union Holdings between 1992 and March 1996 and a Director and Vice President of certain of its subsidiaries for certain periods between 1989 and March 1996.

Mr. Dixon has been a Director since December 1994 and President and Chief Executive Officer of Penn Traffic since January 1995. Mr. Dixon was a Vice President of Penn Traffic and the President of the P&C division from 1993 until January 1995. He served as President of the Quality Markets division from January 1992 until August 1993 and served in various other positions at Big Bear between 1957 and 1992.

Mr. Breech has been Vice President of Penn Traffic and President of the Big Bear division since September 1995. Mr. Breech was Senior Vice President of Store Operations at Big Bear until September 1995. He was Vice President of Construction and Real Estate at Big Bear from 1989 until 1995. Mr. Breech served in various other positions at Big Bear between 1958 and 1989.

Mr. Flood has been Senior Vice President of Penn Traffic and President of the P&C division since January 1995. Mr. Flood was Executive Vice President of Merchandising of the Big Bear division from 1990 until January 1995. He was Vice President of Sales and Merchandising at P&C from 1986 until 1990 and served in various other positions at P&C between 1977 and 1986.

Mr. Heath has been Senior Vice President of Penn Traffic since January 1995 and has been President of the Riverside division since 1979. Mr. Heath had been a Vice President of Penn Traffic since 1979. Mr. Heath served in various other positions at Riverside between 1967 and 1979.

Mr. Sunderhaft has been Senior Vice President - Finance of Penn Traffic since January 1995 and has been Chief Financial Officer and Secretary of Penn Traffic since May 1993. Mr. Sunderhaft had been a Vice President of Penn Traffic since May 1993 and was Treasurer of Penn Traffic from May 1993 until April 1995. He became Vice President - Finance and Chief Financial Officer of the P&C division in 1989 and served in various other positions at P&C between 1972 and 1989.

Mr. Adamsen has been Vice President of Manufacturing of Penn Traffic since September 1994 and President of Penny Curtiss Baking Company ("Penny Curtiss") since 1986. Mr. Adamsen served in various other positions at Penny Curtiss between 1974 and 1986.

Mr. Berryman has been Vice President and Chief Information Officer of Penn Traffic since April 1995. Mr. Berryman was a consultant for Technology Solutions Company from 1994 until April 1995. From 1989 until 1994, Mr. Berryman was Vice President of Management Information Services for Dominick's Finer Foods, Inc.

Mr. Del Viscio has been Vice President of Nonfood Merchandising since July 1995. Mr. Del Viscio was Senior Vice President of General Merchandise for Montgomery Ward from September 1994 until July 1995. From June 1991 until September 1994, Mr. Del Viscio was Senior Vice President and General Merchandise Manager for Hess Department Stores.

Mr. Goldberg has been a Vice President and Assistant Secretary of Penn Traffic since 1989. Mr. Goldberg has been Executive Vice President of MTH since 1988. From 1982 until 1988, Mr. Goldberg was Senior Vice President of MTH. Mr. Goldberg was a Vice President of Grand Union Holdings and of certain of its subsidiaries for certain periods between 1989 and March 1996.

Mr. Price has been Vice President and General Counsel and Assistant Secretary of Penn Traffic since February 1993. He was Vice President and General Counsel of the P&C division from 1985 until April 1993 and Secretary of P&C from 1991 until April 1993. Mr. Price served in various other positions at P&C between 1978 and 1985.

Mr. Sweeney has been Vice President of Penn Traffic since January 1995 and General Manager of the Quality Markets division since 1993. Mr. Sweeney served in various other positions at Quality between 1974 and 1993.

On January 25, 1995, Grand Union filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. Grand Union emerged from Chapter 11 reorganization on June 15, 1995. On February 6, 1995, an involuntary Chapter 11 petition was filed in the Bankruptcy Court against Grand Union Capital Corporation ("Grand Union Capital"), of which Grand Union was a wholly owned subsidiary. On February 16, 1995, Grand Union Capital consented to the entry of an order for relief on the involuntary Chapter 11 petition and Grand Union Holdings filed a voluntary Chapter 11 petition in the Bankruptcy Court. Grand Union Capital and Grand Union Holdings' Bankruptcy Court proceedings were completed on March 27, 1996. Following completion of these proceedings, Grand Union Capital and Grand Union Holdings were dissolved. At the time the Chapter 11 petitions were filed, Messrs. Hirsch and Fox were directors and executive officers of Grand Union, Grand Union Capital and Grand Union Holdings, and Mr. Goldberg was an executive officer of Grand Union Capital and Grand Union Holdings. Messrs. Hirsch and Fox resigned as directors and officers of Grand Union on June 15, 1995, and Messrs. Hirsch, Fox and Goldberg ceased to be directors and executive officers of Grand Union Capital and Grand Union Holdings upon the dissolutions of these companies on March 27, 1996 and March 28, 1996, respectively.

There are no family relationships between the executive officers of Penn Traffic. The term of office of executive officers is for a one-year period beginning on the date of the annual meeting of stockholders, which is normally held in June of each year.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Penn Traffic's common stock is listed on the New York Stock Exchange and was held by approximately 370 shareholders of record on February 3, 1996.

Common stock information is provided on Page 18 of this Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

The comparative summary of selected financial data of Penn Traffic for the five years ended February 3, 1996 appears on Pages 19 through 21 of this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on Pages 22 through 28 of this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
                                                                  Page

  Report of Independent Accountants                                 29
  Consolidated Financial Statements:
    Statement of Operations for each of the three fiscal
       years ended February 3, 1996                                 30
    Balance Sheet as of February 3, 1996 and January 28, 1995       31
    Statement of Shareholders' Equity for each of the three
       fiscal years ended February 3, 1996                          33
    Statement of Cash Flows for each of the three fiscal
       years ended February 3, 1996                                 34
    Notes to Consolidated Financial Statements                      36
  Financial Statement Schedule for the three years ended
    February 3, 1996:
    Schedule VIII   - Valuation and Qualifying Accounts             66

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized below are quarterly financial data for the fiscal years ended February 3, 1996 and January 28, 1995.



                                                Fiscal 1996                                       Fiscal 1995
                                ---------------------------------------------     ------------------------------------------------
                                   1st         2nd         3rd         4th          1st           2nd          3rd          4th
                                                                   (14 weeks)
                                --------     --------    --------   ---------     --------      --------     --------     --------
                                                         (In thousands of dollars, except per share data)
Total revenues                  $860,028     $884,229    $844,619    $947,766     $809,961      $835,767     $828,064     $859,433
Gross margin                    $197,579     $198,372    $192,647    $223,405     $178,503      $192,837     $188,125     $203,052
(Loss) income
 before extraordinary
 item and cumulative effect
 of change in accounting
 principle (1) (2)              $    129     $(51,704)   $   (350)   $(27,700)    $  2,256      $  6,868     $  4,777     $  8,124
Extraordinary item
 (net of tax benefit)                                                               (2,276)         (691)         (58)
Cumulative effect of change
 in accounting principle
 (net of tax benefit)                                                               (5,790)
Net (loss) income
 applicable to common
 stock (1) (2)                  $    129     $(51,704)   $   (350)   $(27,700)    $ (5,810)     $  6,177     $  4,719     $  8,124
Per share data:
 (Loss) income
  before extraordinary
  item and cumulative effect
  of change in accounting
  principle                     $   0.01     $  (4.76)   $  (0.03)   $  (2.55)    $   0.20      $   0.62     $   0.43     $   0.73
 Extraordinary item                                                                  (0.20)        (0.07)       (0.01)
 Cumulative effect of change
  in accounting principle                                                            (0.52)
 Net (loss) income              $   0.01     $  (4.76)   $  (0.03)   $  (2.55)    $  (0.52)     $   0.55     $   0.42     $   0.73

No dividends on common stock were paid during Fiscal 1996 and Fiscal 1995

Other data:
 Depreciation and
  amortization                  $ 23,145     $ 22,607    $ 22,347    $ 24,380     $ 21,706      $ 21,539     $ 21,887     $ 22,679
 LIFO provision (benefit)                    $    858         859    $ (2,389)    $     25      $    425                  $  2,342

Market value per common
  share:
   High                         $ 37 3/4     $ 35 1/2    $ 23 1/4    $ 17 3/8     $ 44 5/8      $ 41         $ 43 1/2     $ 41 1/4
   Low                          $ 30 1/2     $ 22 1/2    $ 11 1/8    $ 10 7/8     $ 37 1/2      $ 34 3/8     $ 35 1/4     $ 36


(1) During the second quarter of Fiscal 1996, the Company recorded certain expenses totalling $65.2 million ($51.9 million net of tax benefit) associated with the closure of the stand-alone general merchandise business (Harts), a write-down of assets that the Company will no longer utilize in its business and the Company's expense reduction program.

(2) As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which resulted in a noncash charge of $46.8 million ($27.7 million net of tax benefit) primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's supermarkets.

CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY

Set forth below is selected historical consolidated financial data of Penn Traffic for the five fiscal years ended February 3, 1996. Due to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the fiscal year ended February 3, 1996 ("Fiscal 1996"), and the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" at the beginning of the fiscal year ended January 28, 1995, comparisons of the consolidated financial results among years are not necessarily meaningful. Furthermore, the historical consolidated financial data for the fiscal years ended January 30, 1993 and February 1, 1992 have been restated for the retroactive adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

The selected historical consolidated financial data for the five fiscal years ended February 3, 1996 are derived from the consolidated financial statements of Penn Traffic which have been audited by Price Waterhouse LLP, independent accountants. The selected historical consolidated financial data should be read in conjunction with the Penn Traffic consolidated financial statements and related notes included elsewhere herein.


                                       STATEMENT OF OPERATIONS


                                            As of and for the Fiscal Year Ended
(In thousands of dollars,     February 3,   January 28,   January 29,   January 30,   February 1,
except per share data)           1996          1995          1994          1993          1992
                              (53 weeks)
                              ----------    ----------    ----------    ----------    ----------
                              ----------    ----------    ----------    ----------    ----------
  Total revenues              $3,536,642    $3,333,225    $3,171,600    $2,832,949    $2,772,104
  Cost of sales                2,724,639     2,570,708     2,464,853     2,230,493     2,195,773
  Selling and administrative
    expenses                     670,387       606,782       559,729       475,839       460,684
  Unusual item (1)                65,237                       6,400
  Write-down of long-lived
    assets (2)                    46,847
                              ----------    ----------    ----------    ----------    ----------
  Operating income                29,532       155,735       140,618       126,617       115,647
  Interest expense               136,359       117,859       117,423       115,814       116,782
                              ----------    ----------    ----------    ----------    ----------
  (Loss) income before income
    taxes, extraordinary item
    and cumulative effect of
    change in accounting
    principle                   (106,827)       37,876        23,195        10,803        (1,135)
  (Benefit) provision for
    income taxes (1) (2)         (27,202)       15,851        15,019         6,812         4,217
                              ----------    ----------    ----------    ----------    ----------
  (Loss) income before extra-
    ordinary item and
    cumulative effect of
    change in accounting
    principle                    (79,625)       22,025         8,176         3,991        (5,352)
  Extraordinary item (net of
    tax benefit)(3)                             (3,025)      (25,843)      (10,823)       (3,718)
                              ----------    ----------    ----------    ----------    ----------
  (Loss) income
    before cumulative effect
    of change in accounting
    principle                    (79,625)       19,000       (17,667)       (6,832)       (9,070)
  Cumulative effect of
    change in accounting
    principle (net of tax
    benefit)(4)                                 (5,790)                                  (58,330)
                              ----------    ----------    ----------    ----------    ----------
  Net (loss) income              (79,625)       13,210       (17,667)       (6,832)      (67,400)
  Preferred dividends                                           (159)         (968)       (2,768)
                              ----------    ----------    ----------    ----------    ----------

  Net (loss) income
    applicable to
    common stock              $  (79,625)   $   13,210    $  (17,826)   $   (7,800)   $  (70,168)
                              ----------    ----------    ----------    ----------    ----------
                              ----------    ----------    ----------    ----------    ----------




  PER SHARE DATA:
    (Loss) income before
     extraordinary item
     and cumulative
     effect of change in
     accounting principle
     (after preferred
     dividends)               $    (7.32)   $     1.97    $     0.76   $      0.37    $    (1.19)
    Extraordinary item                           (0.27)        (2.45)        (1.31)        (0.54)
    Cumulative effect of
     change in accounting
     principle                                   (0.52)                                    (8.52)
                              ----------    ----------    ----------    ----------    ----------
    Net (loss) income (5)     $    (7.32)   $     1.18    $    (1.69)   $    (0.94)   $   (10.25)
                              ----------    ----------    ----------    ----------    ----------
                              ----------    ----------    ----------    ----------    ----------

    No dividends on common stock have been paid during the past five fiscal years.



  BALANCE SHEET DATA:
    Total assets              $1,760,146   $1,793,966   $1,632,901   $1,417,230   $1,291,691
    Total funded
     indebtedness              1,341,657    1,277,276    1,166,025    1,005,136      912,070
    Redeemable preferred
     stock                                                               11,477       13,846
    Shareholders' equity         (53,271)      32,927       14,982      (40,488)     (31,459)

  OTHER DATA:

    Depreciation and
     amortization                 92,479       87,811       82,869       72,787       68,581
    LIFO (benefit) provision        (672)       2,792          103          479        1,617
    Capital expenditures,
     including capital
     leases and acquisitions     136,139      202,357      182,730      144,718       82,061
    Cash interest expense        132,062      113,664      113,270      111,478      112,228

(1) During Fiscal 1996, the Company recorded an unusual item of $65.2 million, which was related primarily to the closure of its stand-alone general merchandise business (Harts), a write-down of assets that the Company will no longer utilize in its business and the Company's expense reduction program.

      During the fiscal year ended January 29, 1994 ("Fiscal 1994"), the Company recorded certain expenses totalling $6.4 million classified as an unusual item. This unusual item was comprised of $4.0 million related to a voluntary employee separation program at the Company's P&C division and $2.4 million related to the realignment of certain operations.

(2) As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Accordingly, the Company recorded a noncash charge of $46.8 million related primarily to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's supermarkets.

(3) The extraordinary items (net of income tax benefit) resulted from the early retirement of debt.

(4) Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The cumulative effect of the change in accounting principle determined as of January 30, 1994 reduced net income by $5.8 million, net of a $4.1 million income tax benefit, for the 52-week period ended January 28, 1995.

      During the first quarter of Fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of adopting SFAS 109 was reported as a change in accounting principle applied retroactively to the beginning of Fiscal 1992. Retained earnings were reduced at the beginning of Fiscal 1992 by approximately $58.3 million for the cumulative effect of the adoption.

(5) Net (loss) income per share of common stock is based on the average number of shares and equivalents, as applicable, of common stock outstanding during each period. Fully diluted (loss) income per share is not presented for each of the periods since conversion of the Company's shares under option would be anti-dilutive or the reduction from primary (loss) income per share is less than three percent.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED FEBRUARY 3, 1996 ("FISCAL 1996") COMPARED TO FISCAL YEAR ENDED JANUARY 28, 1995 ("FISCAL 1995")

     Fiscal 1996 was a 53-week year and Fiscal 1995 was a 52-week year.

     The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1996 and Fiscal 1995:

                                     PERCENTAGE OF TOTAL REVENUES
                                               FISCAL YEAR
                                     ----------------------------
                                            1996       1995
                                            ----       ----

Total revenues                             100.0%     100.0%
Gross profit (1)                            23.0       22.9
Selling and administrative
  expenses                                  19.0       18.2
Unusual item                                 1.9
Write-down of long-lived assets              1.3
Operating income                             0.8        4.7
Interest expense                             3.8        3.6
(Loss) income before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle                                 (3.0)       1.1

(1)  Total revenues less cost of goods sold.

     Total revenues for Fiscal 1996 increased 6.1% to $3.54 billion (53 weeks) from $3.33 billion in Fiscal 1995 (52 weeks). The change in total revenues is the result of the increase in retail supermarket sales resulting from the acquisition of 45 former Acme stores (29 of which the Company is currently operating) in January 1995 and the fact that Fiscal 1996 was a 53-week year. Wholesale revenues decreased in Fiscal 1996 to $429.4 million from Fiscal 1995 revenues of $442.6 million. Same store sales for Fiscal 1996 decreased by 1.8% from Fiscal 1995 (calculated on a comparable week basis). The Company's total revenues and same store sales results for Fiscal 1996 were adversely affected by weak consumer spending and competitive promotional activity.

     In Fiscal 1996, gross profit as a percentage of total revenues was 23.0% compared to 22.9% in Fiscal 1995. The increase in gross profit as a percentage of total revenues resulted from a reduced LIFO provision and the relative increase in retail revenues compared to wholesale revenues, which were partially offset by the cost of the Company's response to increased competitor promotional and price initiatives.

     Selling and administrative expenses as a percentage of total revenues increased to 19.0% for Fiscal 1996 from 18.2% in Fiscal 1995. The increase in selling and administrative expenses as a percentage of total revenues resulted primarily from the relative increase in retail revenues compared to wholesale revenues, increased promotional expenses and increases in fixed and semi-variable expenses as a percentage of total revenues during a period with low food price inflation and a decline in same store sales.

     During the second quarter of Fiscal 1996, the Company recorded an unusual item (charge) of $65.2 million. This unusual item was comprised of $50.6 million related to the closure of the stand-alone general merchandise business (Harts) and $14.6 million related to the noncash write-off of certain fixed assets which the Company determined during the second quarter that it will no longer utilize in its business, costs incurred in connection with the Company's expense reduction programs and an increase in the Company's closed store reserve (Note 6).

     As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). As a result of this adoption, the Company recorded a noncash charge of $46.8 million. This charge primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's 265 supermarkets. The adoption of SFAS 121 will result in reduced depreciation and amortization expense in future years. The resulting reduction in depreciation and amortization expense for Fiscal 1997 will be approximately $3.0 million (Note 7).

     Depreciation and amortization of $92.5 million in Fiscal 1996 and $87.8 million in Fiscal 1995 represented 2.6% of total revenues in both years. The increase in depreciation and amortization expense is the result of the Company's capital investment program and the acquisition of 45 former Acme stores.

     Operating income for Fiscal 1996 was $29.5 million or 0.8% of total revenues compared to $155.7 million or 4.7% of total revenues in Fiscal 1995. Excluding the effect of the unusual item and write-down of long-lived assets, operating income for Fiscal 1996 was $141.6 million or 4.0% of total revenues, compared to $155.7 million or 4.7% of total revenues in Fiscal 1995. The decrease in operating income (excluding the effect of the unusual item and the write-down of certain impaired long-lived assets) as a percentage of total revenues in Fiscal 1996 was the result of increased selling and administrative expenses as a percentage of total revenues, partially offset by increased gross profit as a percentage of total revenues.

     Interest expense for Fiscal 1996 and Fiscal 1995 was $136.4 million and $117.9 million, respectively. The increase in interest expense was due to the higher debt levels outstanding during Fiscal 1996, which were the result of funding the acquisition of 45 stores from American Stores Company in January 1995 and the Company's capital investment program.

     Loss before income taxes, extraordinary item and the cumulative effect of change in accounting principle was $106.8 million for Fiscal 1996 compared to income of $37.9 million for Fiscal 1995. The reason for the decline is the decrease in operating income (excluding the unusual item and the write-down of certain long-lived assets), the unusual item, the write-down of certain long-lived assets and the increase in interest expense.

     The income tax benefit for Fiscal 1996 was $27.2 million compared to a provision of $15.9 million in Fiscal 1995. The income tax benefit for Fiscal 1996 included a $32.4 million benefit associated with the unusual item and the write-down of certain long-lived assets. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the amortization of non-deductible goodwill (Note 4).

     The extraordinary item for Fiscal 1995 was a $3.0 million charge (net of $2.0 million income tax benefit) related to the early retirement of debt.

     During the first quarter of Fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of this change in accounting principle was a charge of $5.8 million (net of $4.1 million income tax benefit) (Note 3).

     FISCAL YEAR ENDED JANUARY 28, 1995 ("FISCAL 1995") COMPARED TO FISCAL YEAR ENDED JANUARY 29, 1994 ("FISCAL 1994")

     The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1995 and Fiscal 1994:

                                     PERCENTAGE OF TOTAL REVENUES
                                               FISCAL YEAR
                                     ----------------------------
                                            1995       1994
                                            ----       ----

Total revenues                             100.0%     100.0%
Gross profit (1)                            22.9       22.3
Selling and administrative
  expenses                                  18.2       17.7
Unusual item                                            0.2
Operating income                             4.7        4.4
Interest expense                             3.6        3.7
Income before income taxes
  and extraordinary item and cumulative
  effect of change in accounting
  principle                                  1.1        0.7

(1)  Total revenues less cost of goods sold.

     Total revenues for Fiscal 1995 increased 5.1% to $3.33 billion from $3.17 billion in Fiscal 1994. Same store sales increased 0.9% in Fiscal 1995. The increase in total revenues is primarily the result of the increase in retail supermarket sales from the acquisition of the Insalaco's stores in September 1993, the increase in same store sales, and revenues from incremental stores that the Company has recently opened. Wholesale revenues decreased in Fiscal 1995 to $442.6 million from Fiscal 1994 revenues of $462.4 million.

     In Fiscal 1995, gross profit as a percentage of total revenues increased to 22.9% from 22.3% in Fiscal 1994. The increase in gross profit as a percentage of total revenues resulted primarily from a combination of reduced product procurement costs and the relative increase in retail revenues compared to wholesale revenues.

     Selling and administrative expenses as a percentage of total revenues increased to 18.2% for Fiscal 1995 from 17.7% in Fiscal 1994. The increase in selling and administrative expenses as a percentage of total revenues resulted primarily from the relative increase in retail revenues compared to wholesale revenues and increases in fixed and semi-variable expenses as a percentage of total revenues during a period with low food price inflation and continued consumer preferences for lower-priced products.

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

     The income tax provision for Fiscal 1995 was $15.9 million compared to $15.0 million in Fiscal 1994. The Fiscal 1995 income tax provision includes a $1.0 million decrease in income tax expense and the Fiscal 1994 income tax provision includes a $2.4 million charge. These adjustments are the result of changes in the statutory tax rates applicable to deferred taxes in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the amortization of nondeductible goodwill (Note 4).

     The extraordinary item for Fiscal 1995 was a $3.0 million charge (net of $2.0 million income tax benefit) compared to a $25.8 million charge (net of $17.8 million income tax benefit) in Fiscal 1994. These extraordinary items relate to the early retirement of debt.

     During the first quarter of Fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of this change in accounting principle was a charge of $5.8 million (net of $4.1 million income tax benefit) (Note 3). This accounting change did not have a material impact on Fiscal 1995 results.

LIQUIDITY AND CAPITAL RESOURCES

     Payments of interest and principal on the Company's $1.2 billion of long-term debt (excluding capital leases) will restrict funds available to the Company to finance capital expenditures and working capital. Principal payments of long-term debt due during Fiscal 1997, 1998 and 1999 total $2.7 million, $2.2 million and $3.3 million, respectively.

     During Fiscal 1996, the Company's internally generated funds from operations and amounts available under the revolving credit facility described below, provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. The interest rate on borrowings as to which the Company elects a LIBOR-based rate option is LIBOR plus 2.25%, and the interest rate on borrowings as to which the Company elects a prime-based rate option is prime plus 1.0%. As of February 3, 1996, additional availability under the Penn Traffic Revolving Credit Facility was $75.7 million.

     The Company has three interest rate swap agreements outstanding, each of which expires within the next three years, that effectively convert $125 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense. For Fiscal 1996, the Company recorded a $0.1 million increase of interest expense related to these agreements.

     Cash flows to meet the Company's requirements for operating, investing and financing activities during Fiscal 1996 are reported in the Consolidated Statement of Cash Flows. During the fiscal year ended February 3, 1996, the Company's net cash used in investing activities was $121.5 million and the Company had a $12.1 million increase in cash. These amounts were financed by net cash provided by operating activities of $80.7 million and net cash provided by financing activities of $52.9 million. During the fiscal year ended January 28, 1995, the Company's net cash used in investing activities was $194.8 million. These amounts were financed by net cash provided by operating activities of $56.2 million, net cash provided by financing activities of $102.6 million and the Company had a decrease in cash of $35.9 million. During the fiscal year ended January 29, 1994, the Company's net cash used in investing activities was $173.8 million and the Company had an increase in cash of $27.6 million. These amounts were financed by net cash provided by operating activities of $7.7 million and net cash provided by financing activities of $193.7 million.

     Working capital decreased by $16.8 million from January 28, 1995 to February 3, 1996.

     The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements for the fiscal year ended and as of February 3, 1996.

     The Company's debt agreements provide restrictive covenants on the payment of dividends to its shareholders. As of February 3, 1996, no dividend payments to the Company's shareholders could have been made under the most restrictive of these limitations.

     During Fiscal 1996, the Company acquired two new stores, opened 11 replacement stores and completed 15 remodels/expansions. Capital expenditures (including capitalized leases) were approximately $136.1 million for Fiscal 1996.

     During the fiscal year ending February 1, 1997, the Company expects to invest approximately $80 million on capital expenditures (including capital leases). Penn Traffic expects to finance such capital expenditures (including capital leases) through cash generated from operations, as well as amounts available under the Revolving Credit Facility, additional capital lease obligations and mortgages. Capital expenditures will be principally for new stores, replacement stores and remodels.

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
The Penn Traffic Company


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Penn Traffic Company and its subsidiaries (the "Company") at February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for measuring the impairment of long-lived assets to adopt the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, effective October 29, 1995 and as discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits to adopt the provisions of Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, effective January 30, 1994.


PRICE WATERHOUSE LLP
Syracuse, New York
March 16, 1996


                                                            THE PENN TRAFFIC COMPANY

                                                       CONSOLIDATED STATEMENT OF OPERATIONS


                                                53 Weeks Ended      52 Weeks Ended      52 Weeks Ended
                                               February 3, 1996    January 28, 1995    January 29, 1994
                                               ----------------    ----------------    ----------------
                                               (All dollar amounts in thousands, except per share data)

   TOTAL REVENUES                               $ 3,536,642         $ 3,333,225         $ 3,171,600
   COSTS AND OPERATING EXPENSES:
       Cost of sales (including
         buying and occupancy cost)               2,724,639           2,570,708           2,464,853
       Selling and administrative
         expenses                                   670,387             606,782             559,729
       Unusual item (Note 6)                         65,237                                   6,400
       Write-down of long-lived assets
         (Note 7)                                    46,847
                                                -----------         -----------         -----------
    OPERATING INCOME                                 29,532             155,735             140,618
       Interest expense                             136,359             117,859             117,423
                                                -----------         -----------         -----------
   (LOSS) INCOME BEFORE INCOME TAXES,
     EXTRAORDINARY ITEM
     AND CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                       (106,827)             37,876              23,195
       (Benefit) provision for income
         taxes (Note 4)                             (27,202)             15,851              15,019
                                                -----------         -----------         -----------
   (LOSS) INCOME BEFORE EXTRAORDINARY ITEM
     AND CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                        (79,625)             22,025               8,176
       Extraordinary item (net of tax
         benefit)   (Note 12)                                            (3,025)            (25,843)
                                                -----------         -----------         -----------
   (LOSS) INCOME BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                      (79,625)             19,000             (17,667)
       Cumulative effect of change
         in accounting principle
         (net of tax benefit)
         (Note 3)                                                        (5,790)
                                                -----------         -----------         -----------

   NET (LOSS) INCOME                                (79,625)             13,210             (17,667)
       Preferred dividends (Note 14)                                                           (159)
                                                -----------         -----------         -----------
   NET (LOSS) INCOME APPLICABLE
     TO COMMON STOCK                            $   (79,625)        $    13,210         $   (17,826)
                                                -----------         -----------         -----------
                                                -----------         -----------         -----------
   PER SHARE DATA:
       (Loss) Income before extraordinary
         item and cumulative effect
         of change in accounting
         principle (after preferred
         dividends)                             $     (7.32)        $      1.97         $      0.76
       Extraordinary item                                                 (0.27)              (2.45)
       Cumulative effect of change in
         accounting principle                                             (0.52)
                                                -----------         -----------         -----------
           Net (loss) income                    $     (7.32)        $      1.18         $     (1.69)
                                                -----------         -----------         -----------
                                                -----------         -----------         -----------

       Dividends per preferred share:
           Big Bear                                                                     $      0.46
                                                                                        -----------
                                                                                        -----------

       Average number of common shares
         and equivalents outstanding             10,870,418          11,169,337          10,561,256
                                                -----------         -----------         -----------
                                                -----------         -----------         -----------

               The accompanying notes are an integral part of these statements.


                                     THE PENN TRAFFIC COMPANY

                                    CONSOLIDATED BALANCE SHEET


                                                            February 3,         January 28,
                                                               1996                1995
                                                            -----------         -----------
                                                               (In thousands of dollars)

                                             ASSETS
CURRENT ASSETS:
  Cash and short-term investments (Note 1)                  $   58,585          $   46,519
  Accounts and notes receivable (less allowance
    for doubtful accounts of $1,483 and $1,374,
    respectively)                                               83,519              81,967
  Inventories (Note 1)                                         356,309             385,968
  Prepaid expenses and other current assets                     15,717              10,913
                                                           -----------         -----------
                                                               514,130             525,367
                                                           -----------         -----------

FACILITIES UNDER CAPITAL LEASES (NOTE 5):
  Capital leases                                               183,654             178,198
  Less:  Accumulated amortization                              (61,125)            (50,450)
                                                           -----------         -----------
                                                               122,529             127,748
                                                           -----------         -----------

FIXED ASSETS (NOTE 1):
  Land                                                          29,306              26,212
  Buildings                                                    195,042             180,568
  Furniture and fixtures                                       448,206             439,544
  Vehicles                                                      18,262              19,452
  Leaseholds and improvements                                  222,133             207,634
                                                           -----------         -----------
                                                               912,949             873,410
  Less:  Accumulated depreciation                             (310,509)           (272,613)
                                                           -----------         -----------
                                                               602,440             600,797
                                                           -----------         -----------

OTHER ASSETS:
  Intangible assets resulting from acquisitions,
    net (Note 1)                                               431,394             451,897
  Other assets and deferred charges, net                        89,653              88,157
                                                           -----------         -----------
                                                               521,047             540,054
                                                           -----------         -----------
TOTAL ASSETS                                                $1,760,146          $1,793,966
                                                           -----------         -----------
                                                           -----------         -----------

              The accompanying notes are an integral part of these statements.


                                            THE PENN TRAFFIC COMPANY

                                           CONSOLIDATED BALANCE SHEET


                                                                           February 3,         January 28,
                                                                              1996                1995
                                                                           -----------         -----------
                                                                              (In thousands of dollars)

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligations under capital
    leases (Note 5)                                                        $   11,735          $    9,962
  Current maturities of long-term debt (Note 2)                                 2,728               4,118
  Trade accounts and drafts payable                                           208,880             209,890
  Payroll and other accrued liabilities                                        82,154              79,434
  Accrued interest expense                                                     33,812              30,686
  Payroll taxes and other taxes payable                                        16,880              19,582
  Deferred income taxes (Note 4)                                               30,385              27,384
                                                                          -----------         -----------
                                                                              386,574             381,056
                                                                          -----------         -----------


NONCURRENT LIABILITIES:
  Obligations under capital leases (Note 5)                                   126,197             126,894
  Long-term debt (Note 2)                                                   1,200,997           1,136,302
  Deferred income taxes (Note 4)                                               38,789              73,598
  Other noncurrent liabilities                                                 60,860              43,189
                                                                          -----------         -----------
                                                                            1,426,843           1,379,983
                                                                          -----------         -----------
TOTAL LIABILITIES                                                           1,813,417           1,761,039
                                                                          -----------         -----------


SHAREHOLDERS' EQUITY (NOTE 8):
    Preferred Stock--Authorized 10,000,000 shares, $1.00 par
    value; none issued
    Common Stock--Authorized 30,000,000 shares, $1.25 par value;
    10,840,849 shares and 10,846,701 shares issued and
    outstanding, respectively                                                  13,606              13,558
    Capital in excess of par value                                            180,029             179,165
    Retained deficit                                                         (235,223)           (149,681)
    Minimum pension liability adjustment (Note 3)                              (6,606)               (356)
    Unearned compensation (Note 8)                                             (4,452)             (9,759)
    Treasury Stock, at cost (Note 8)                                             (625)
                                                                          -----------         -----------
    TOTAL SHAREHOLDERS' EQUITY                                                (53,271)             32,927
                                                                          -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $1,760,146          $1,793,966
                                                                          -----------         -----------
                                                                          -----------         -----------

              The accompanying notes are an integral part of these statements.


                                                      THE PENN TRAFFIC COMPANY

                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                        Minimum
                                         Capital in                     Pension                                       Total
                            Common        Excess of     Retained       Liability      Unearned       Treasury     Shareholders'
                             Stock        Par Value      Deficit      Adjustment    Compensation       Stock         Equity
                            ------       ----------     --------      ----------    ------------      -------     -------------
                                                               (In thousands of dollars)

January 30, 1993            $10,322       $ 94,288      $(145,098)                                                   $(40,488)
  Net loss                                                (17,667)                                                    (17,667)
  Cash dividends--
    preferred stock                                          (159)                                                       (159)
  Issuance of 2,000,000
    shares of common
    stock, net (Note 8)       2,500         71,888                                                                     74,388
  Issuance of 307,836
    shares of
    common stock, net
    (Note 8)                    385          3,276                                                                      3,661
  Exercise of 11,105
    common stock
    option shares
    (Note 8)                     14            196                                                                        210
  Issuance of 263,100
    restricted stock
    shares (Note 8)             329          9,439                                      $(9,768)
  Minimum pension
    liability adjustment
    (Note 3)                                                             $(4,963)                                      (4,963)
                            -------       --------      ---------        -------        -------          -----       --------

January 29, 1994             13,550        179,087       (162,924)        (4,963)        (9,768)                       14,982
  Net income                                               13,210                                                      13,210
  Exercise of 7,550
    common stock
    option shares (Note 8)        9            119                                                                        128
  Cancellation of 1,000
    restricted
    stock shares (Note 8)        (1)           (41)            42
  Minimum pension
    liability adjustment
    (Note 3)                                                               4,607                                        4,607
  Unearned compensation
    adjustment (Note 8)                                        (9)                            9
                            -------       --------      ---------        -------        -------          -----       --------

January 28, 1995             13,558        179,165       (149,681)          (356)        (9,759)                       32,927
  Net loss                                                (79,625)                                                    (79,625)
  Exercise of 24,348
    common stock
    option shares (Note 8)       31            271                                                                        302
  Issuance of 23,500
    restricted stock
    shares (Note 8)              29            849                                         (878)
  Cancellation of 9,500
    restricted stock
    shares (Note 8)             (12)          (256)           268
  Minimum pension
    liability adjustment
    (Note 3)                                                              (6,250)                                      (6,250)
  Unearned compensation
    adjustment (Note 8)                                    (6,185)                        6,185
  Treasury stock, at
    cost (Note 8)                                                                                        $(625)          (625)
                            -------       --------      ---------        -------        -------          -----       --------

February 3, 1996            $13,606       $180,029      $(235,223)       $(6,606)       $(4,452)         $(625)      $(53,271)
                            -------       --------      ---------        -------        -------          -----       --------
                            -------       --------      ---------        -------        -------          -----       --------


     The accompanying notes are an integral part of these statements.


                                           THE PENN TRAFFIC COMPANY

                                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                          53 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                                         February 3, 1996  January 28, 1995  January 29, 1994
                                         ----------------  ----------------  ----------------
                                                        (In thousands of dollars)
OPERATING ACTIVITIES:
  Net (loss) income                         $ (79,625)        $  13,210        $ (17,667)
  Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities:
     Cumulative effect of change in
      accounting principle                                        5,790
     Depreciation and amortization             75,375            72,853           68,556
     Amortization of intangibles               17,104            14,958           14,313
     Write-off of fixed assets                 16,416
     Write-off of intangible assets            32,809
     Write-down of long-lived assets           46,847
     (Decrease) increase in deferred
      taxes                                   (31,808)            3,902           (8,066)
     Other--net                               (13,888)           (8,147)          (3,311)
  Net change in assets and
   liabilities:
     Accounts receivable and prepaid
      expenses                                 (3,894)          (24,031)             276
     Inventories                               29,659           (37,513)         (65,635)
     Accounts payable and accrued
      expenses                                 (6,653)           11,637            3,054
     Deferred charges and other
      assets                                   (1,649)            3,577           16,181
                                            ---------         ---------        ---------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                          80,693            56,236            7,701
                                            ---------         ---------        ---------

INVESTING ACTIVITIES:
  Capital expenditures                       (124,963)         (121,324)        (130,117)
  Acquisition of Insalaco's stores                                               (45,000)
  Acquisition of Acme stores                                    (75,500)
  Other--net                                    3,423             2,018            1,330
                                            ---------         ---------        ---------

NET CASH (USED IN) INVESTING
 ACTIVITIES                                  (121,540)         (194,806)        (173,787)
                                            ---------         ---------        ---------



                                          (continued)




                                 THE PENN TRAFFIC COMPANY

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (CONTINUED)


                                        53 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                                       February 3, 1996  January 28, 1995  January 29, 1994
                                       ----------------  ----------------  ----------------
                                                    (In thousands of dollars)
FINANCING ACTIVITIES:
  Issuance of Penn Traffic
   common stock--net                                                               74,388
  Purchase of subsidiary
   securities                                                                     (10,814)
  Increase in long-term debt                                    100,000           617,145
  Payments to settle long-term
   debt                                      (4,095)            (62,384)         (443,342)
  Borrowing of revolver debt                588,300             476,000           587,976
  Repayment of revolver debt               (520,900)           (399,300)         (600,776)
  Reduction of capital lease
   obligations                               (9,889)             (8,598)           (7,727)
  Payment of debt issuance costs               (225)             (3,224)          (23,188)
  Purchase of treasury stock                   (625)
  Preferred dividends and other--
   net                                          347                 128                51
                                          ---------           ---------         ---------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                        52,913             102,622           193,713
                                          ---------           ---------         ---------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            12,066             (35,948)           27,627

  Cash and cash equivalents at
   beginning of year                         46,519              82,467            54,840
                                          ---------           ---------         ---------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                              $  58,585           $  46,519         $  82,467
                                          ---------           ---------         ---------
                                          ---------           ---------         ---------


              The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- BUSINESS DESCRIPTION AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES:

     The Penn Traffic Company ("Penn Traffic" or the "Company") is primarily engaged in retail and wholesale food distribution. As of February 3, 1996, the Company operated 265 supermarkets in Pennsylvania, New York, Ohio and West Virginia and supplied 124 franchise supermarkets and 116 independent wholesale accounts. The Company operated 15 modern distribution centers with approximately 3.3 million square feet of combined space, a bakery and a dairy.

     BASIS OF PRESENTATION All significant intercompany transactions and accounts have been eliminated in consolidation.

     The Company is principally involved in the distribution and retail sale of food and related products, which constitutes a single significant business segment.

     Certain prior year amounts have been reclassified on the Consolidated Statement of Cash Flows for comparative purposes.

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

     INVENTORIES Inventories are valued at the lower of cost or market. The Company's inventories, representing grocery and certain general merchandise and manufactured inventories, are stated at cost using the last-in, first-out (LIFO) method of valuation. Inventories stated on the LIFO basis were $17,848,000 and $17,145,000 below replacement cost at February 3, 1996 and January 28, 1995, respectively.

     During Fiscal 1996, inventory quantities were reduced, which resulted in a liquidation of certain LIFO inventory layers carried at lower costs which prevailed in prior years. The effect for Fiscal 1996 was to decrease cost of goods sold by $1,474,000 and to decrease net loss by $869,000 or $.08 per share.

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

          Buildings                          16 to 40 years
          Furniture and fixtures              4 to 15 years
          Vehicles                            3 to  8 years
          Leaseholds and improvements         5 to 30 years
          Capital leases                      lease term


     INTANGIBLE ASSETS RESULTING FROM ACQUISITIONS The excess of the costs over the amounts attributed to tangible net assets is primarily being amortized over 40 years using the straight-line method. In addition, certain nonfinancing costs resulting from acquisitions have been capitalized as other assets and deferred charges. For Fiscal 1996, 1995 and 1994, amortization of intangibles was $17,104,000, $14,958,000 and $14,313,000, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS At each year-end, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written-down to their estimated fair values. Previously, this evaluation was based on cash flows and assets aggregated principally by the operating divisions of the Company. As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, commencing with the fourth quarter of Fiscal 1996, assets are generally evaluated at the retail store level in making a determination as to whether such assets are impaired. As a result of this change, a pretax $46.8 million write-down of long-lived assets was recorded in Fiscal 1996, which is further described in Note 7.

     INVESTMENT IN AFFILIATED COMPANY Until March 1995, the Company had a minority interest investment in The Grand Union Company which was carried on the equity basis (Note 9).

     DEFERRED CHARGES Deferred charges consist of debt issuance costs, prepaid pension expense and the value of leasehold interests that were recorded in conjunction with acquisitions. These deferred charges are being amortized primarily on a straight-line basis over the life of the related debt, the remaining service lives of employees and the lives of the related leases, respectively.

     STORE PRE-OPENING COSTS Store pre-opening costs are generally charged to expense as incurred.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     NET INCOME (LOSS) PER SHARE Net income (loss) per share of common stock is based on the average number of shares and equivalents, as applicable, of common stock outstanding during each period, after giving effect to preferred stock dividends. Fully diluted income (loss) per share is not presented for each of the periods since conversion of the Company's shares under option would be anti-dilutive or the reduction from primary income (loss) per share is less than three percent.

NOTE 2 -- LONG-TERM DEBT

     The long-term debt of Penn Traffic consists of the obligations described below:


                                                           FEBRUARY 3,      JANUARY 28,
                                                              1996             1995
                                                           -----------      -----------
                                                             (IN THOUSANDS OF DOLLARS)
Secured Revolving Credit Facility                         $  144,100       $   76,700
Other Secured Debt                                            27,385           31,480
11 1/2% Senior Notes due October 15, 2001                    107,240          107,240
10 1/4% Senior Notes due February 15, 2002                   125,000          125,000
 8 5/8% Senior Notes due December 15, 2003                   200,000          200,000
10 3/8% Senior Notes due October 1, 2004                     100,000          100,000
10.65% Senior Notes due November 1, 2004                     100,000          100,000
 9 5/8% Senior Subordinated Notes due April 15, 2005         400,000          400,000
                                                          ----------       ----------

TOTAL DEBT                                                 1,203,725        1,140,420
 Less: Amounts due within one year                             2,728            4,118
                                                          ----------       ----------

TOTAL LONG-TERM DEBT                                      $1,200,997       $1,136,302
                                                          ----------       ----------
                                                          ----------       ----------


     Amounts maturing within the next five years are: $2,728,000, $2,168,000, $3,271,000, $2,646,000 and $152,864,000 (includes $144,100,000 outstanding as of
February 3, 1996 under the Company's secured revolving credit facility which matures in April 2000). The Company incurred interest expense of $136,359,000, $117,859,000 and $117,423,000, including noncash amortization of deferred financing costs of $4,297,000, $4,195,000 and $4,153,000 for Fiscal 1996, 1995
and 1994, respectively. Interest paid amounted to $128,936,000, $111,669,000 and $110,070,000 for Fiscal 1996, 1995 and 1994, respectively.

     The estimated fair value of the Company's long-term debt, including current maturities, was $1.11 billion at February 3, 1996 and $1.07 billion at January 28, 1995. The estimated fair value of the Company's long-term debt has been determined by the Company using market information provided by an investment banking firm as to the market value of such debt amounts.

     The Company's secured revolving credit facility (the "Revolving Credit Facility") provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. Additional availability under the Revolving Credit Facility was $75.7 million at February 3, 1996. The interest rate on borrowings as to which the Company elects a LIBOR-based rate option is LIBOR plus 2.25%, and the interest rate on borrowings as to which the Company elects a prime-based rate option is prime plus 1.0%. At February 3, 1996, the weighted average rate of interest on the Revolving Credit Facility was 8.0%.

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

     The 11 1/2% Senior Notes due 2001, the 10 1/4% Senior Notes due 2002, the 8 5/8% Senior Notes due 2003, the 10 3/8% Senior Notes due 2004, the 10.65% Senior Notes due 2004, the 9 5/8% Senior Subordinated Notes due 2005 and the Revolving Credit Facility contain certain covenants, including restrictions on incurrence of indebtedness by Penn Traffic and limitations on the payment of dividends to Penn Traffic's common shareholders. The Company is in compliance with all terms and covenants of its long-term debt agreements as of and for the fiscal year ended February 3, 1996.

     The Company has three interest rate swap agreements outstanding, each of which expires within the next three years, that effectively convert $125 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense. The estimated fair value of the Company's interest rate swap agreements at February 3, 1996 was a $1.2 million asset and a $4.3 million liability at January 28, 1995, neither of which has been recorded on the books of the Company. The estimated fair value of these interest rate agreements has been determined by the Company using market information available to the Company, based on information provided by the counterparty to each interest rate agreement.

NOTE 3 -- EMPLOYEE BENEFIT PLANS:

     Substantially all of the Company's employees are covered by either defined benefit plans or defined contribution plans.

     The following sets forth the net pension expense recognized for the defined benefit pension plans and the status of the Company's defined benefit plans:


                                                    FISCAL YEAR ENDED
                                           FEBRUARY 3, JANUARY 28, JANUARY 29,
                                              1996        1995        1994
                                           ----------- ----------- -----------
                                                 (IN THOUSANDS OF DOLLARS)
Service cost -- benefits earned
  during the period. . . . . . . . .       $  4,572     $  4,617    $  4,345
Interest cost on projected benefit
  obligation . . . . . . . . . . . .          9,671        9,207       8,281
Actual return on plan assets . . . .        (22,634)      (2,117)    (11,163)
Net amortization and deferral. . . .          9,990       (9,365)        482
                                           --------     --------    --------
Net pension expense. . . . . . . . .       $  1,599     $  2,342    $  1,945
                                           --------     --------    --------
                                           --------     --------    --------



                                                       February 3, 1996                        January 28, 1995
                                                        Plans in Which                          Plans in Which
                                              -------------------------------         -------------------------------
                                                Assets            Accumulated           Assets            Accumulated
                                                Exceed             Benefits             Exceed             Benefits
                                              Accumulated           Exceed            Accumulated           Exceed
                                               Benefits             Assets             Benefits             Assets
                                              -----------         -----------         -----------         -----------
                                                                     (In thousands of dollars)
Actuarial present value of
vested benefit obligation . . .  . . . .       $(54,802)           $(73,562)           $(52,803)           $(39,608)
                                               --------            --------            --------            --------
Accumulated benefit obligation . . . . .       $(58,104)           $(78,762)           $(56,849)           $(43,467)
                                               --------            --------            --------            --------
Projected benefit obligation . . . . . .       $(68,799)           $(83,840)           $(67,363)           $(43,467)
Plan assets at fair value. . . . . . . .         81,001              66,344              88,964              39,159
                                               --------            --------            --------            --------
Plan assets in excess of (less
  than) projected benefit
  obligation . . . . . . . . . . . . . .         12,202             (17,496)             21,601              (4,308)
Unrecognized net transition
  (asset) liability. . . . . . . . . . .         (1,654)                108              (1,774)                119
Unrecognized net (gain) loss . . . . . .            239              16,280             (10,235)                 82
Unrecognized prior service cost. . . . .          1,632               9,783               4,478               6,822
Minimum liability. . . . . . . . . . . .                            (21,093)                                 (7,023)
                                               --------            --------            --------            --------
Net pension asset (liability). . . . . .       $ 12,419            $(12,418)           $ 14,070            $ (4,308)
                                               --------            --------            --------            --------
                                               --------            --------            --------            --------



     In calculating benefit obligations and plan assets for Fiscal 1996, the Company assumed a weighted average discount rate of 7.5%, compensation increase rates ranging from 2.0% to 3.5% and expected long-term rates of return on plan assets ranging from 10.5% to 10.75%. For Fiscal 1995, the Company assumed a weighted average discount rate of 9.0%, compensation increase rates ranging from 3.0% to 3.5% and expected long-term rates of return on plan assets ranging from 8.5% to 9.5%.

     The Company's defined benefit plans generally provide a retirement benefit to employees based on specified percentages applied to final average compensation, as defined, coupled with years of service earned to the date of retirement. All pension plans comply with the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Generally, the Company funds accrued pension costs as incurred. Penn Traffic's defined benefit plans' assets are maintained in separate trusts and are managed by independent investment managers. The assets were invested primarily in equity, debt and short-term cash securities.

     The Company also contributes to multi-employer pension funds, which cover certain union employees under collective bargaining agreements. Such contributions aggregated $4,521,000, $4,297,000 and $4,759,000 in Fiscal 1996,
1995 and 1994, respectively. The applicable portion of the total plan benefits and net assets of these plans is not separately identifiable.

     The Company contributed to a separate profit-sharing retirement plan for certain eligible employees not covered by a union pension fund for Fiscal 1994 and also contributes to a profit-sharing arrangement for certain union employees. There was no expense for these profit-sharing plans for Fiscal 1996 and Fiscal 1995 and $279,000 for Fiscal 1994. In addition, the Company sponsors a deferred profit-sharing plan for certain salaried employees. Contributions and costs totalled $998,000, $845,000 and $1,053,000 with respect to Fiscal 1996, 1995 and 1994, respectively.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), the Company recorded in other noncurrent liabilities an additional minimum pension liability adjustment of $21,093,000 as of February 3, 1996 and $7,023,000 as of January 28, 1995, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost (after tax) is recorded as a reduction of shareholders' equity in the amount of $6,606,000 as of February 3, 1996 and $356,000 as of January 28, 1995 and $4,963,000 as of January 29, 1994.

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

NOTE 4 -- INCOME TAXES:

     The provision for income taxes charged to continuing operations was provided as follows:


                                                          FISCAL YEAR ENDED
                                                          -----------------
                                        FEBRUARY 3,          JANUARY 28,         JANUARY 29,
                                           1996                 1995                1994
                                        -----------          -----------         -----------
                                                      (IN THOUSANDS OF DOLLARS)
Current Tax (Benefit) Expense:
  Federal income                          $ (2,126)            $10,330             $ 7,728
  State income                                                   2,682               1,690
                                          --------             -------             -------
                                            (2,126)             13,012               9,418
                                          --------             -------             -------

Deferred Tax (Benefit) Expense:
  Federal income                           (18,922)              2,895               4,454
  State income                              (6,154)                (56)              1,147
                                          --------             -------             -------

                                           (25,076)              2,839               5,601
                                          --------             -------             -------

(Benefit) provision for income taxes      $(27,202)            $15,851             $15,019
                                          --------             -------             -------
                                          --------             -------             -------



     The differences between income taxes computed using the statutory federal income tax rate and those shown in the Consolidated Statement of Operations are summarized as follows:


                                                                    FISCAL YEAR ENDED
                                                                    -----------------
                                                   FEBRUARY 3,         JANUARY 28,         JANUARY 29,
                                                      1996                1995                1994
                                                   -----------         -----------         -----------
                                                                (IN THOUSANDS OF DOLLARS)
Federal (benefit) tax at statutory rates            $(37,389)            $13,254             $ 8,118
State income taxes net of federal
  income tax effect                                   (3,850)              2,722               1,844
Nondeductible goodwill
  amortization and write-off                          14,724               3,343               3,284
Capital loss carryforward                                                   (992)
Miscellaneous items                                      331                 639                (167)
Increase in deferred income taxes due
  to change in federal income tax rate                                                         2,439
Decrease in deferred income taxes due
  to changes in state income tax rates                  (232)               (997)
State net operating loss carryforwards                                      (726)
Tax credits                                             (786)             (1,392)               (499)
                                                    --------             -------             -------

(Benefit) provision for income taxes                $(27,202)            $15,851             $15,019
                                                    --------             -------             -------
                                                    --------             -------             -------

     Components of deferred income taxes at February 3, 1996 and January 28, 1995 were as follows:


                                             FEBRUARY 3,      JANUARY 28,
                                                1996             1995
                                             -----------      -----------
                                               (IN THOUSANDS OF DOLLARS)
Deferred Tax Liabilities:
  Fixed assets                               $ 85,038         $103,673
  Inventory                                    30,132           30,237
  Prepaid expenses and other
   current assets                                 668              955
  Goodwill amortization                         2,539              956
  Pensions                                      4,202            2,142
  Deferred charges and other assets             9,228            6,209
                                             --------         --------

                                             $131,807         $144,172
                                             --------         --------
                                             --------         --------
Deferred Tax Assets:
  Nondeductible accruals                     $ 15,784         $  7,604
  Prepaid operating fee                         4,160            4,170
  Capital leases                                4,887            3,791
  Net operating loss carryforward               5,553            3,863
  Capital loss carryforward                     1,500            1,500
  Tax credit carryforwards                     30,749           22,262
                                             --------         --------

                                             $ 62,633         $ 43,190
                                             --------         --------
                                             --------         --------

Net Deferred Tax Liability                   $ 69,174         $100,982
                                             --------         --------
                                             --------         --------


     At February 3, 1996, Penn Traffic had alternative minimum tax credit carryforwards of $25,560,000, general business tax credit carryforwards of $3,104,000, targeted jobs credits of $685,000 and various state tax credits, tax-effected for federal income tax purposes, of $1,400,000 available to offset the Company's regular income tax liability in future years. The general business tax credit carryforwards begin to expire in 2005 and the alternative minimum tax credit carryforwards have no expiration date. In addition, the Company has various state net operating loss carryforwards, tax-effected for federal income tax purposes, of approximately $5,553,000. The Company has recorded a deferred tax asset of approximately $7,074,000 subject to a valuation allowance of $5,574,000 for the capital loss realized on the investment in the capital stock of Grand Union (Note 9).

NOTE 5 -- LEASES:

     The following is a schedule by year of future gross minimum rental payments for all leases with terms greater than one year reconciled to the present value of net minimum capital lease payments as of February 3, 1996:



       FISCAL YEARS ENDING IN               TOTAL    OPERATING    CAPITAL
       ----------------------               -----    ---------    -------
                                             (IN THOUSANDS OF DOLLARS)
       1997                               $ 66,340   $ 40,222    $ 26,118
       1998                                 61,473     37,601      23,872
       1999                                 57,834     35,182      22,652
       2000                                 53,743     32,867      20,876
       2001                                 49,848     31,052      18,796
       Later years                         419,545    271,875     147,670
                                          --------   --------    --------
       Total minimum lease payments       $708,783   $448,799     259,984
                                          --------   --------
                                          --------   --------
       Less: Executory costs                                       (1,201)
                                                                  -------

       Net minimum capital
         lease payments                                           258,783
       Less: Estimated amount
         representing interest                                   (120,851)
                                                                  -------
        Present value of
         net minimum capital
         lease payments                                           137,932
       Less: Current portion                                      (11,735)
                                                                  -------

       Long-term obligations
         under capital lease at
         February 3, 1996                                        $126,197
                                                                  -------
                                                                  -------


     The Company principally operates in leased store facilities with terms of up to 20 years and renewable options for additional periods. The Company follows the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), in determining the criteria for capital leases. Leases that do not meet such criteria are classified as operating leases, and related rentals are charged to expense in the year incurred. During Fiscal 1996, 1995 and 1994, the Company incurred capital lease obligations of $11,176,000, $5,533,000 and $7,613,000, respectively, in connection with lease agreements for buildings and equipment. For Fiscal 1996, 1995 and 1994, capital lease amortization expense was $12,485,000, $11,887,000 and $11,758,000, respectively.

     Future minimum rentals have not been reduced by minimum sublease rentals of $49,649,000 due in the future under noncancelable subleases. In addition to minimum rentals, some leases provide for the Company to pay real estate taxes and other expenses and, in many cases, contingent rentals based on sales.

     Minimum rental payments and related executory costs for operating leases were as follows:


                                                     FISCAL YEAR ENDED
                                                     -----------------
                                         FEBRUARY 3,    JANUARY 28,    JANUARY 29,
                                            1996           1995           1994
                                         -----------    -----------    -----------
                                                  (IN THOUSANDS OF DOLLARS)
Minimum rentals and executory costs       $ 40,806       $ 35,863       $ 30,393
Contingent rentals                           2,264          1,874          1,437
Less: Sublease payments                     (9,946)        (9,607)        (8,226)
                                       -----------    -----------    -----------
Net rental payments                       $ 33,124       $ 28,130       $ 23,604
                                       -----------    -----------    -----------
                                       -----------    -----------    -----------

NOTE 6 -- UNUSUAL ITEM:

     During Fiscal 1996, the Company recorded an unusual item (charge) of $65.2 million. The Company also recorded a tax benefit of $13.3 million in connection with this charge.

     During the second quarter of Fiscal 1996, the Company decided to close 11 of its 15 remaining stand-alone general merchandise stores (Harts) in Ohio. During Fiscal 1996, Fiscal 1995 and Fiscal 1994, these 11 stores generated 1.1%, 1.8% and 2.1%, respectively, of the total revenues of the Company. The impact of these stores on the operating income of the Company was immaterial in each of the past three fiscal years. The Company currently is operating the remaining four general merchandise stores under the Company's "Plus" trade name. As a result of the decision to close the 11 Harts stores and convert the remaining four stores, during the second quarter ended July 29, 1995, the Company recorded an unusual item (charge). For the year ended February 3, 1996, the amount of this charge is $50.6 million.
This charge specifically relates to the write-off of goodwill ($32.8 million), the write-off of fixed assets ($8.4 million) and store closing costs consisting principally of inventory markdowns ($9.4 million).

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

     The noncash portion of the unusual item is approximately $57.5 million and the cash portion is approximately $7.7 million. All costs related to the unusual item were incurred during Fiscal 1996 with the exception of certain facility carrying costs (primarily lease payments) for stores that have been closed, and inventory markdowns and the write-down of fixed assets for the remaining four stores to be converted to the Company's "Big Bear Plus" supermarkets format. The last scheduled lease payment will occur in 2001. The accrued liability relating to the unusual item was $10.5 million at February 3, 1996.

     During Fiscal 1994, the Company recorded certain expenses totalling $6.4 million classified as an unusual item. This unusual item is comprised of $4.0 million related to a voluntary employee separation program at the Company's P&C division and $2.4 million related to the realignment of certain operations.

NOTE 7 -- ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS

     As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Accordingly, the Company will periodically review the recorded value of its stores and other assets to determine if the future nondiscounted cash flows from these properties are expected to be sufficient to recover the remaining recorded asset values. Based upon a comprehensive review of the Company's long-lived assets, the Company has recorded a noncash charge of $46.8 million. This charge primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's 265 retail supermarkets. These 18 supermarkets are located throughout the Company's trading area and generate approximately 5% of the Company's total revenues. The Company does not currently expect to close any of these stores. The adoption of SFAS 121 will result in reduced depreciation and amortization expense in future years.

NOTE 8 -- SHAREHOLDERS' EQUITY:

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

     As of February 3, 1996, a total of 276,100 shares of restricted stock and 3,000 options to purchase shares of the Company's common stock have been awarded under the Company's 1993 Plan to 68 officers and employees of Penn Traffic (including one independent contractor). At February 3, 1996, an additional 70,900 shares of common stock were reserved for future grants under the 1993 Plan. For all awards of restricted stock made prior to January 29, 1995, vesting of the shares granted pursuant to such awards is contingent upon attainment, subsequent to the date of grant, of EBITDA (as defined) levels of $265 million in any four consecutive fiscal quarter period, or $500 million in any eight consecutive fiscal quarter period. Such shares will be forfeited if such levels are not achieved by the fifth anniversary of the date of grant. Vesting of awards of restricted stock that have been made subsequent to the end of Fiscal 1995 is also conditioned upon the recipient's remaining in the employ of the Company for an additional two years following the last fiscal quarter in which the required EBITDA performance level was attained. To encourage retention of such shares by the participants, upon vesting of the restricted stock, the Company will make a cash payment to each participant equal to the amount of income tax payable by such participant in respect of the award and the cash payment, if such participant agrees not to sell his shares for at least two years beyond vesting and to refund the payment if he resigns within such two-year period. As of February 3, 1996, unearned compensation was recorded at $4,452,000 to reflect the impact of the restricted shares. Unearned compensation, which is shown as a separate component of shareholders' equity, will be expensed as the compensation is earned.

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

     As of February 3, 1996, options for 223,094 shares, 3,000 shares and 42,000 shares are outstanding under the 1988 Plan, the 1993 Plan and the Directors' Plan, respectively. An additional 5,000 shares of common stock are reserved for issuance under the Directors' Plan at February 3, 1996. Under the terms of the Directors' Plan, option prices are 100% of the "fair market value" of the shares on the date granted and the options are immediately exercisable. The 1988 Plan options generally vest 20% on the date of grant and 20% on each of the next four anniversary dates. The exercise price for the options granted under the 1993 Plan is 100% of the "fair market value" of the shares on the date granted. These options are currently exercisable for 20% of the total number of shares and will be exercisable for an additional 20% on each of the next four anniversary dates of the grant. The options granted under each of these plans expire ten years after the date of grant.

     Changes during the three years ended February 3, 1996 in options outstanding under the 1988 Plan, the 1993 Plan and the Directors' Plan are as follows:






                         PENN TRAFFIC STOCK OPTIONS

                                       OPTION PRICE            SHARES
                                         PER SHARE          UNDER OPTION
                                       ------------         ------------
1988 PLAN
   Balance, January 30, 1993          $12.50 - 28.13           265,187
   Granted                                                           0
   Canceled                           $12.50 - 26.75           (12,935)
                                                             ---------

   Balance, January 29, 1994          $12.50 - 28.13           252,252
   Granted                                                           0
   Canceled                           $12.50 - 26.75            (7,810)
                                                             ---------

   Balance, January 28, 1995          $12.50 - 28.13           244,442
   Granted                                                           0
   Canceled                           $12.50 - 26.75           (21,348)
                                                             ---------

   Balance, February 3, 1996          $12.50 - 28.13           223,094
                                                             ---------
                                                             ---------


1993 PLAN
   Granted and outstanding
    at February 3, 1996                       $18.19             3,000
                                                             ---------
                                                             ---------


DIRECTORS' PLAN
   Granted and outstanding at
     February 3, 1996                 $18.44 - 42.00            42,000
                                                             ---------
                                                             ---------

     At February 3, 1996, all of the 1988 Plan options were exercisable.

     At February 3, 1996, certain persons affiliated with Miller Tabak Hirsch + Co. ("MTH") held warrants to purchase 289,000 shares at $14.00 per share.

     In October 1995, the Company's Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock, either in the open market or in private transactions. Shares which are repurchased will be available for issuance upon exercise of outstanding options which have been granted under the Company's equity incentive programs as well as for other corporate purposes. During Fiscal 1996, the Company purchased 45,200 shares at a cost of $625,000, which shares are being held in treasury. Penn Traffic's debt agreements contain limitations on the Company's ability to repurchase its common stock based upon certain financial tests.


NOTE 9 -- EQUITY INVESTMENT:

     In July 1989, Penn Traffic acquired an indirect ownership interest in the common stock of Grand Union Holdings Corporation ("Grand Union Holdings"), which was the corporate parent of The Grand Union Company ("Grand Union"). The Company accounted for its investment in Grand Union under the equity method. The investment was recorded originally at a cost of $18,250,000. The carrying value of the investment was reduced to zero as of February 2, 1991.

     On January 25, 1995, Grand Union filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"). On February 16, 1995, Grand Union Holdings filed a voluntary Chapter 11 petition with the Bankruptcy Court. As a result of these bankruptcy proceedings, Penn Traffic's equity ownership interest in Grand Union Holdings, which as of the dates of filing of the Chapter 11 petitions was approximately 17.8% on a fully diluted basis, became worthless.

     See Note 10 - Related Parties for a description of certain relationships between Penn Traffic and Grand Union.

NOTE 10 -- RELATED PARTIES:


     During Fiscal 1996, the Company had an agreement for financial consulting and business management services to be provided by MTH. Under this agreement, the Company paid MTH an annual fee of $1,395,100. The annual fee payable to MTH for Fiscal 1997 will increase to $1,437,000 on November 1, 1996.

     During Fiscal 1995, the amount of the annual fee paid to MTH under the financial consulting and business management services agreement was $1,357,100. During Fiscal 1995, the Company paid MTH an additional fee of $500,000 for its services in connection with assisting the Company with the acquisition of 45 former Acme stores and the public offering of $100 million in principal amount of Penn Traffic 10.65% Senior Notes due 2004. During Fiscal 1994, the amount of the annual fee paid to MTH under the financial consulting and business management services agreement was $1,324,000 and the Company paid MTH additional fees totalling $1,500,000 for its services in connection with public offerings of debt and equity securities and with the mergers of P&C and Big Bear into the Company.

     On July 30, 1990, P&C (then a subsidiary and now a division of Penn Traffic) and Grand Union entered into an agreement (the "New England Operating Agreement") whereby Grand Union acquired the right to operate 13 P&C stores located in New England under the Grand Union name until July 2000.
 Pursuant to the New England Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor of P&C, which was merged into the Company in April 1993) a minimum annual fee averaging $10.7 million per year during the 10-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to $700,000 per year based on sales performance of the stores operated by Grand Union. As a result of the recapitalization of Grand Union in July 1992, Penn Traffic received a $15 million prepayment of an operating fee from Grand Union pursuant to the terms of the New England Operating Agreement. This prepayment reduced the future payments that Grand Union will make to Penn Traffic pursuant to the terms of the New England Operating Agreement by approximately $3.2 million per year. The Total Revenues line of the Consolidated Statement of Operations includes pretax operating fees of $11.4 million for the fiscal year ended February 3, 1996 and $11.2 million for the fiscal years ended January 28, 1995 and January 29, 1994.

     At the expiration of the 10-year term of the New England Operating Agreement, Grand Union has the right to extend the term of the New England Operating Agreement for an additional five years. In the event of such extension of the lease term, Grand Union will pay to Penn Traffic an annual fee of $13.6 million in the first year of the extended term, $14.0 million in the second year, $14.4 million in the third year, $14.9 million in the fourth year and $15.3 million in the fifth year, plus contingent fees based on the sales performance of the stores of up to $700,000 each year.

     Penn Traffic also granted Grand Union an option (the "Purchase Option") to purchase the stores operated by Grand Union under the New England Operating Agreement. Grand Union paid Penn Traffic $7.5 million for the Purchase Option.

     If Grand Union does not extend the initial term of the New England Operating Agreement at its expiration in July 2000 or does not exercise the Purchase Option prior to the expiration of the term (or the extended term), or in the event of a default by Grand Union in the performance of its obligations pursuant to the New England Operating Agreement, the stores operated by Grand Union pursuant to the New England Operating Agreement will be returned to operation by Penn Traffic. Based on current conditions, management does not believe that the return of operation of the stores to Penn Traffic would have a significant impact on the financial condition of the Company.

     From September 1993 until September 1995, Penn Traffic and Grand Union participated in a consolidated health and beauty care and general merchandise purchasing and distribution program.


NOTE 11 -- COMMITMENTS AND CONTINGENCIES:

     The Company enters into various purchase commitments in the normal course of business. No losses are expected to result from these purchase commitments.

     At February 3, 1996, Penn Traffic had guaranteed obligations of $2.0 million of indebtedness of certain licensed independent operators.

     The Company, its subsidiaries and divisions also are involved in various legal actions, some of which involve claims for substantial sums. However, any ultimate liability with respect to these contingencies is not considered to be material in relation to the consolidated financial position or results of operations of the Company.


NOTE 12 -- EXTRAORDINARY ITEM:

     During Fiscal 1995 and Fiscal 1994, the Company had extraordinary items of $3,025,000 (net of $2,045,000 income tax benefit) and $25,843,000 (net of
$17,848,000 income tax benefit), respectively, relating to the early retirement of debt.

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

     The unaudited consolidated results of operations on a pro forma basis as though the American Stores Company stores had been acquired on January 31, 1993 are as follows:



                                                         FOR THE 52 WEEKS ENDED
                                                         ----------------------
                                                     JANUARY 28,       JANUARY 29,
                                                        1995              1994
                                                     -----------       -----------
                                                              (UNAUDITED)
                                                       (IN THOUSANDS OF DOLLARS,
                                                        EXCEPT PER SHARE AMOUNTS)
Total revenues                                       $ 3,599,513      $ 3,534,710
Net income (loss) applicable to common stock         $    13,303      $   (17,978)
Net income (loss) per common share                   $      1.19      $     (1.71)


     The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the period or of the future results of the combined operations.


NOTE 14 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

REPORT OF MANAGEMENT

Penn Traffic's management has prepared the financial statements presented in this annual report and is responsible for the integrity of all information contained herein. The financial statements presented in this report have been audited by the independent accountants appointed by the Board of Directors on the recommendation of its Audit Committee and management. The Company maintains an effective system of internal accounting controls. The independent accountants obtain and maintain an understanding of the Company's internal accounting controls and conduct such tests and related procedures as they deem necessary to express an opinion on the fairness of the presentation of the financial statements. The Audit Committee, composed solely of outside directors, meets periodically with management and independent accountants to review auditing and financial reporting matters and to ensure that each group is properly discharging its responsibilities. We rely on our internal and external auditors to assist us in fulfilling our responsibility for the fairness of the Company's financial reporting and monitoring the effectiveness of our system of internal accounting controls.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As permitted by General Instruction G(3), information concerning the executive officers of Penn Traffic is set forth as a supplemental item included in Part I of the Form 10-K Report under the caption "Executive Officers of Registrant." The information required by this Item is incorporated herein by reference to the caption "Election of Directors" in the Company's Proxy Statement dated May 1, 1996, filed or to be filed in connection with the Company's 1996 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's Proxy Statement dated May 1, 1996 filed or to be filed in connection with the Company's 1996 Annual Meeting of Stockholders. The information set forth in "Compensation Committee Report" and "Performance Graph" of the Company's Proxy Statement dated May 1, 1996, filed or to be filed in connection with the Company's 1996 Annual Meeting of Stockholders, is not "filed" as a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated May 1, 1996, filed or to be filed in connection with the Company's 1996 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The information required by this Item is incorporated herein by reference to the caption "Certain Transactions" in the Company's Proxy Statement dated May 1, 1996 filed or to be filed in connection with the Company's 1996 Annual Meeting of Stockholders.

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

Exhibit No.                           Description
- -----------                           -----------

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

     3.2       By-Laws of Penn Traffic as amended through April 2, 1996.

     4.1       Certificate of Incorporation of Penn Traffic (filed as Exhibit
               No. 3.1).

     4.2       By-Laws of Penn Traffic (filed as Exhibit No. 3.2).

     4.3 Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.2 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 and referred to herein as the "1995 10-K").

     4.4 Indenture, including form of 11 1/2% Senior Note Due 2001, dated as of October 16, 1991 between P&C and Bankers Trust Company ("Bankers Trust"), as Trustee (incorporated by reference to Exhibit No. 10.25 to P&C's quarterly report on Form 10-Q for the fiscal quarter ended November 2, 1991 and referred to herein as the "P&C November 1991 10-Q").

Exhibit No.                           Description
- -----------                           -----------

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

    4.8A Officer's Certificate pursuant to the Indenture filed as Exhibit 4.8, dated December 21, 1993, establishing the terms of the 8 5/8% Senior Notes due December 15, 2003 (incorporated by reference to Exhibit 4.8A to the 1995 10-K).

Exhibit No.                           Description
- -----------                           -----------

    4.8B Officer's Certificate pursuant to the Indenture filed as Exhibit 4.8, dated October 20, 1994, establishing the terms of the 10.65% Senior Notes due November 1, 2004 (incorporated by reference to
               Exhibit 4.8B to the 1995 10-K).

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

   *10.2 The Penn Traffic Company Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.3 to the 1987 Registration Statement).

   *10.3 The Penn Traffic Company Severance Pay Plan (incorporated by reference to Exhibit No. 10.5 to the 1987 Registration Statement).

   *10.4 Quality Markets, Inc. ("Quality") Profit Sharing Plan (incorporated by reference to Exhibit No. 10.11 to the 1987 Registration Statement).

    10.5 Loan and Security Agreement (the "Loan and Security Agreement") among Penn Traffic, Quality, Dairy Dell, Big M Supermarkets, Inc. ("Big M"), Penny Curtiss Baking Company Inc. ("Penny Curtiss"), and Hart Stores, Inc. ("Hart"), the lenders party thereto and NatWest USA Credit Corp., as Agent, dated March 5, 1993 (incorporated by reference to Exhibit No. 10.2 to the April 1993 Registration Statement).

    10.5A Amendment No. 1, dated March 12, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.2A to the April 1993 Registration Statement).

- ----------------------
* Management contract, compensatory plan or arrangement.

Exhibit No.                           Description
- -----------                           -----------

    10.5B Amendment No. 2, dated as of March 24, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.2B to the April 1993 Registration Statement).

    10.5C Waiver Letter dated as of April 14, 1993, among the lenders under the Loan and Security Agreement, Penn Traffic, Quality, Dairy Dell, Big M, Penny Curtiss and Hart (incorporated by reference to Exhibit No. 10.22C to the Penn Traffic May 1993 10-Q).

    10.5D Amendment No. 3, dated as of April 15, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.22D to the Penn Traffic May 1993 10-Q).

    10.5E Amendment No.4, dated as of August 20, 1993, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.22E to the Penn Traffic July 1993 10-Q).

    10.5F Amendment No. 5, dated as of August 24, 1994, to the Loan and Security Agreement (incorporated by reference to Exhibit 10.9F to Penn Traffic's Report on Form 10-Q for the fiscal quarter ended July 30, 1994 and referred to herein as the "July 1994 10-Q").

    10.5G Amendment No. 6, dated as of August 24, 1994, to the Loan and Security Agreement (incorporated by reference to Exhibit 10.9G to the July 1994 10-Q).

    10.5H Consent and Amendment to the Loan and Security Agreement, dated as of September 29, 1994 (incorporated by reference to Exhibit 10.9H to the 1994 Form 8-K).

    10.5I Amendment No. 8, dated as of November 4, 1994, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.9I to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995 and referred to herein as the "April 1995 10-Q").

    10.5J Amendment No. 9, dated as of May 10, 1995, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.9J to the April 1995 10-Q).

    10.5K Amendment No. 10, dated as of August 31, 1995, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.9K to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 1995).

    10.5L Amendment No. 11, dated as of October 16, 1995, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.9L to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 1995).

    10.5M Amendment No. 12, dated as of March 7, 1996, to the Loan and Security Agreement.

Exhibit No.                           Description
- -----------                           -----------

    10.6 Engagement Letter dated as of January 30, 1994 by and among Penn Traffic and Miller Tabak Hirsch + Co. (incorporated by reference to Exhibit 10.10 to the 1994 10-K).

   *10.7 The Penn Traffic Company Directors' Stock Option Plan (incorporated by reference to Exhibit No. 10.20 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended February 3, 1990 (Securities and Exchange Commission File No. 1-9930) and referred to herein as the "Penn Traffic 1990 10-K").

    10.8 Agreement and Master Sublease dated as of July 30, 1990, by and between The Grand Union Company and P&C (incorporated by reference to Exhibit No. 10.24 to Penn Traffic's Quarterly Report on Form 10-Q for the Fiscal Quarter ended August 4, 1990 (Securities and Exchange Commission File No. 1-9930) and referred to herein as the "Penn Traffic August 1990 10-Q").

    10.9 Interest Rate and Currency Exchange Agreement dated as of October 16, 1991 between Salomon Brothers Holding Company, Inc. ("SBHC") and P&C (incorporated by reference to Exhibit No. 10.27 to the P&C November 1991 10-Q).

    10.9A Letter Agreement dated October 16, 1991 from SBHC to P&C, setting forth the terms and conditions of the swap transaction and interest rate transaction entered into between SBHC and P&C on October 16, 1991 (incorporated by reference to Exhibit No. 10.27A to the P&C November 1991 10-Q).

   *10.10 Employment Agreement, dated as of February 2, 1992, among Penn Traffic, P & C and Claude J. Incaudo (incorporated by reference to Exhibit No. 10.37 to the Penn Traffic 1992 10-K).

   *10.11 The Penn Traffic Company's 1993 Long Term Incentive Plan (filed as Exhibit "A" to Penn Traffic's Proxy Statement filed with the SEC on May 1, 1993 and incorporated herein by reference).

    10.12 First Mortgage, Security Agreement, Financing Statement and Assignment of Leases and Rents dated as of October 25, 1993 by and among Penn Traffic and Onondaga County Industrial Development Agency, as mortgagor and NatWest USA Credit Corp., as mortgagee (incorporated by reference to Exhibit No. 10.24 to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1993).

- ----------------------
* Management contract, compensatory plan or arrangement.

Exhibit No.                           Description
- -----------                           -----------

    10.13 Underwriting Agreement relating to Debt Securities, dated December 14, 1993, between Penn Traffic and Goldman, Sachs & Co. and BT Securities Corporation (incorporated by reference to Exhibit 10.24 to Penn Traffic's 1994 10-K).

    10.14 Agreement Containing Consent Order dated January 9, 1995 by and between Penn Traffic and the Federal Trade Commission entered into in the matter of The Penn Traffic Company (incorporated by reference to Exhibit 10.25 to Penn Traffic's Report on Form 8-K dated January 19, 1995).

    10.15 Agreement, dated November 18, 1994, between Penn Traffic and Grand Union relating to the Grand Union warehouse in Montgomery, New York (incorporated by reference to Exhibit No. 10.21 to the 1995 10-K).

   *10.16      Employment Agreement, dated as of January 29, 1995, between John
               T. Dixon and Penn Traffic (incorporated by reference to Exhibit No. 10.22 to the 1995 10-K).

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

REPORTS ON FORM 8-K


     No reports on Form 8-K were filed during the fiscal quarter ended February 3, 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE PENN TRAFFIC COMPANY


          April 11, 1996                  By: /s/ John T. Dixon
          -------------                     ----------------------------
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


 /s/ Gary D. Hirsch                          /s/ Eugene R. Sunderhaft
- -------------------------------------       -----------------------------
Gary D. Hirsch, Chairman of the Board       Eugene R. Sunderhaft,
and Director                                Senior Vice President
                                            and Secretary
           April 11, 1996                    (Principal Financial Officer and
           -------------                    Principal Accounting Officer)
               DATE
                                                     April 11, 1996
                                                     -------------
                                                          DATE



 /s/ Susan E. Engel                          /s/ Eugene A. DePalma
- -------------------------------------       -----------------------------
Susan E. Engel, Director                    Eugene A. DePalma, Director

           April 11, 1996                             April 11, 1996
           -------------                             -------------
               DATE                                       DATE



 /s/ Martin A. Fox                           /s/ Harold S. Poster
- -------------------------------------       -----------------------------
Martin A. Fox, Director                     Harold S. Poster, Director

           April 11, 1996                             April 11, 1996
           -------------                             -------------
               DATE                                       DATE



 /s/ Richard D. Segal                        /s/ Claude J. Incaudo
- -------------------------------------       -----------------------------
Richard D. Segal, Director                  Claude J. Incaudo, Director

           April 11, 1996                             April 11, 1996
           -------------                             -------------
               DATE                                       DATE

                            THE PENN TRAFFIC COMPANY

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS

                            (IN THOUSANDS OF DOLLARS)



COLUMN A                         COLUMN B       COLUMN C     COLUMN D         COLUMN E
- --------                         --------       --------     --------         --------

                                               ADDITIONS
                                 BALANCE        CHARGED    DEDUCTIONS         BALANCE
                              AT BEGINNING     TO COSTS       FROM            AT END
DESCRIPTION                     OF PERIOD    AND EXPENSES   ACCOUNTS         OF PERIOD
- -----------                   ------------   ------------  ----------        ---------
Reserve deducted from asset
to which it applies:


FOR THE 53 WEEKS ENDED
FEBRUARY 3, 1996
  Provision for doubtful
  accounts                       $ 1,374        $ 3,926      $ 3,817(a)       $ 1,483
                                 -------        -------      -------          -------
                                 -------        -------      -------          -------

FOR THE 52 WEEKS ENDED
JANUARY 28, 1995
  Provision for doubtful
  accounts                       $   740        $ 2,782      $ 2,148(a)       $ 1,374
                                 -------        -------      -------          -------
                                 -------        -------      -------          -------


FOR THE 52 WEEKS ENDED
JANUARY 29, 1994
  Provision for doubtful
  accounts                       $   661        $ 1,806      $ 1,727(a)       $   740
                                 -------        -------      -------          -------
                                 -------        -------      -------          -------


(a)  Uncollectible receivables written off net of recoveries.