Form 10-Q
period 1996-05-04
PENN TRAFFIC CO
filed 1996-06-07
CIK 77155

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549

                                      FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarterly Period Ended May 4, 1996


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

              Common stock, par value $1.25 per share: 10,869,941 shares outstanding as of May 30, 1996

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               THE PENN TRAFFIC COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      UNAUDITED


(All dollar amounts in thousands,
     except per share data)


                                    THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                         MAY 4, 1996          APRIL 29, 1995
                                    --------------------   --------------------
TOTAL REVENUES                            $827,658               $860,028


COST AND OPERATING EXPENSES:
   Cost of sales (including
     buying and occupancy
     costs)                                635,996                662,449
   Selling and administrative
     expenses                              170,845                164,222
                                          --------               --------


OPERATING INCOME                            20,817                 33,357
   Interest expense                         34,560                 33,034
                                          --------               --------


(LOSS) INCOME BEFORE INCOME TAXES          (13,743)                   323
   Benefit (provision) for
     income taxes                            4,714                   (194)
                                          --------               --------


NET (LOSS) INCOME                         $ (9,029)              $    129
                                          --------               --------
                                          --------               --------

PER SHARE DATA:
   Net (loss) income                      $   (.83)              $    .01
                                          --------               --------
                                          --------               --------

   Average number of common
     shares outstanding                 10,896,286             11,149,486



See Notes to Interim Consolidated Financial Statements.

                               THE PENN TRAFFIC COMPANY
                              CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)



                                                  UNAUDITED
                                                 MAY 4, 1996      FEBRUARY 3, 1996
                                                 -----------      ----------------
     ASSETS

CURRENT ASSETS:
  Cash and short-term investments                $   58,707         $   58,585
  Accounts and notes receivable
    (less allowance for doubtful accounts
     of $1,851 and $1,483, respectively)             83,724             83,519
  Inventories (Note 3)                              353,943            356,309
  Prepaid expenses and other current assets          18,318             15,717
                                                 ----------         ----------
     Total Current Assets                           514,692            514,130

NONCURRENT ASSETS:
  Capital leases - net                              128,325            122,529
  Property, plant and equipment - net               595,904            602,440
  Intangible assets - net                           428,753            431,394
  Other assets and deferred charges - net            92,286             89,653
                                                 ----------         ----------
                                                 $1,759,960         $1,760,146
                                                 ----------         ----------
                                                 ----------         ----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt           $    2,658         $    2,728
  Current portion of obligations
    under capital leases                             12,041             11,735
  Trade accounts and drafts payable                 192,884            208,880
  Payroll and other accrued liabilities              81,000             82,154
  Accrued interest expense                           15,918             33,812
  Payroll taxes and other taxes payable              14,957             16,880
  Deferred income taxes                              30,385             30,385
                                                 ----------         ----------
     Total Current Liabilities                      349,843            386,574

NONCURRENT LIABILITIES:
  Long-term debt                                  1,243,031          1,200,997
  Obligations under capital leases                  132,177            126,197
  Deferred income taxes                              38,789             38,789
  Other noncurrent liabilities                       58,374             60,860
                                                 ----------         ----------
     Total Liabilities                            1,822,214          1,813,417
                                                 ----------         ----------


SHAREHOLDERS' EQUITY:
  Preferred Stock - authorized 10,000,000
    shares at $1.00 par value; none issued
  Common Stock - authorized 30,000,000
    shares at $1.25 par value; 10,867,941
    shares and 10,840,849 shares
    issued, respectively                             13,611             13,606
  Capital in excess of par value                    180,069            180,029
  Retained deficit                                 (244,771)          (235,223)
  Minimum pension liability adjustment               (6,606)            (6,606)
  Unearned compensation                              (3,932)            (4,452)
  Treasury stock, at cost                              (625)              (625)
                                                 ----------         ----------
     Total Shareholders' Equity                     (62,254)           (53,271)
                                                 ----------         ----------
                                                 $1,759,960         $1,760,146
                                                 ----------         ----------
                                                 ----------         ----------


See Notes to Interim Consolidated Financial Statements.

                               THE PENN TRAFFIC COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      UNAUDITED

(All dollar amounts in thousands)

                                                   THIRTEEN        THIRTEEN
                                                  WEEKS ENDED     WEEKS ENDED
                                                  MAY 4, 1996   APRIL 29, 1995
                                                  -----------   --------------

OPERATING ACTIVITIES:
     Net (loss) income                             $  (9,029)       $     129
     Adjustments to reconcile
       net (loss) income
       to net cash provided by (used in)
       operating activities:
          Depreciation and amortization               18,745           18,892
          Amortization of intangibles                  4,077            4,253
          Other - net                                 (2,305)          (1,037)
     Net change in assets and liabilities:
       Accounts receivable and prepaid expenses       (2,598)           3,300
       Inventories                                     2,366           (7,193)
       Accounts payable and accrued expenses         (36,967)          (6,855)
       Deferred charges and other assets              (1,152)             358
                                                   ---------        ---------

NET CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES                                      (26,863)          11,847
                                                   ---------        ---------

INVESTING ACTIVITIES:
     Capital expenditures                            (20,143)         (22,467)
     Other - net                                       1,148                2
                                                   ---------        ---------

NET CASH (USED IN) INVESTING ACTIVITIES              (18,995)         (22,465)
                                                   ---------        ---------

FINANCING ACTIVITIES:
     Increase in long-term debt                      104,840
     Payments to settle long-term debt                  (876)            (839)
     Borrowings of revolver debt                     143,000          173,600
     Payment of revolver debt                       (205,000)        (159,400)
     Proceeds from sale-and-leaseback
      transactions                                     9,087
     Reduction of capital lease obligations           (2,801)          (2,254)
     Payment of debt issuance costs                   (2,315)
     Other - net                                          45              100
                                                   ---------        ---------

NET CASH PROVIDED BY
     FINANCING ACTIVITIES                             45,980           11,207
                                                   ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS                    122              589

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                              58,585           46,519
                                                   ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  58,707        $  47,108
                                                   ---------        ---------
                                                   ---------        ---------

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

  The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

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

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)

FIRST QUARTER, FISCAL 1997

  Operating Income                                   $20,817

  Depreciation and Amortization                       22,822

  LIFO Provision                                       1,000

  Cash Interest Expense                               33,485



FIRST QUARTER, FISCAL 1996

  Operating Income                                   $33,357

  Depreciation and Amortization                       23,145

  LIFO Provision                                           0

  Cash Interest Expense                               31,964



NOTE 3 - INVENTORIES

  If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $18,848,000 and $17,848,000 higher than reported at May 4, 1996 and February 3, 1996, respectively.



NOTE 4 - DEBT OFFERING

  In April 1996, the Company issued $100,000,000 of 11.50% Senior Notes due April 15, 2006 (the "11.50% Senior Notes") in an underwritten public offering. During First Quarter Fiscal 1997, proceeds of the issuance of the 11.50% Senior Notes were applied to the repayment of indebtedness outstanding under the Company's revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 4, 1996 ("FIRST QUARTER FISCAL 1997") COMPARED TO THIRTEEN WEEKS ENDED APRIL 29, 1995 ("FIRST QUARTER FISCAL 1996")


     The following table sets forth statement of operations components expressed as a percentage of total revenues for First Quarter Fiscal 1997 and First Quarter Fiscal 1996:



                                        First Quarter Ended
                                    May 4,              April 29,
                                     1996                 1995

Total revenues                       100.0%              100.0%
Gross profit (1)                      23.2                23.0
Selling and administrative
  expenses                            20.7                19.1
Operating income                       2.5                 3.9
Interest expense                       4.2                 3.8
(Loss) income before
  income taxes                        (1.7)                0.1
Net (loss) income                     (1.1)                0.0


(1) Total revenues less cost of sales.


     Total revenues for First Quarter Fiscal 1997 decreased to $827.7 million from $860.0 million in First Quarter Fiscal 1996. First Quarter Fiscal 1996 revenues include $19.4 million generated by 11 of the Company's former general merchandise stores (Harts) and five former Acme stores, all of which were closed after First Quarter Fiscal 1996. Excluding these closed stores, revenues for First Quarter Fiscal 1997 decreased by 1.5%. Wholesale supermarket sales were $101.7 million in First Quarter Fiscal 1997 and $101.4 million in First Quarter Fiscal 1996. Same store sales for First Quarter Fiscal 1997 declined 1.0%.

     In First Quarter Fiscal 1997, gross profit was $191.7 million compared to First Quarter Fiscal 1996 gross profit of $197.6 million, representing 23.2% and 23.0% of total revenues, respectively. The increase in gross profit as a percentage of total revenues for First Quarter Fiscal 1997 resulted from the classification of certain expenses approximating $1.8 million as selling and administrative expenses in First Quarter Fiscal 1997 which had been recorded in cost of sales in First Quarter Fiscal 1996.

     Selling and administrative expenses for First Quarter Fiscal 1997 were $170.8 million compared with $164.2 million in First Quarter Fiscal 1996 representing 20.7% and 19.1% of total revenues, respectively. The increase in selling and administrative expenses as a percentage of total revenues for First Quarter Fiscal 1997 primarily resulted from (1) increased payroll and promotional expenses related to the Company's repositioning program which emphasizes increased levels of customer service and enhanced perishables departments in its stores, (2) an increase in fixed and semi-fixed expenses as a percentage of total revenues during a period of low price inflation and a decline in same store sales, and (3) the classification of certain expenses approximating $1.8 million as selling and administrative expenses in First Quarter Fiscal 1997 which had been recorded in cost of sales in First Quarter Fiscal 1996.

     Depreciation and amortization expense was $22.8 million in First Quarter Fiscal 1997 and $23.1 million in First Quarter Fiscal 1996, representing 2.8% and 2.7% of total revenues, respectively.

     Operating income for First Quarter Fiscal 1997 was $20.8 million or 2.5% of total revenues compared to $33.4 million or 3.9% of total revenues in First Quarter Fiscal 1996. The decline in operating income as a percentage of total revenues was the result of increased selling and administrative expenses as a percentage of total revenues, partially offset by an increase in gross profit as a percentage of total revenues.

     Interest expense for First Quarter Fiscal 1997 and First Quarter Fiscal 1996 was $34.6 million and $33.0 million, respectively. The increase in interest expense is due to the higher debt levels outstanding during First Quarter Fiscal 1997.

     Loss before income taxes was $13.7 million for First Quarter Fiscal 1997, compared to income of $0.3 million for First Quarter Fiscal 1996. The reason for the decline is the decrease in operating income combined with an increase in interest expense.

     The income tax benefit was $4.7 million for First Quarter Fiscal 1997 compared to a provision of $0.2 million in First Quarter Fiscal 1996. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

     Net loss was $9.0 million in First Quarter Fiscal 1997 compared to net income of $0.1 million in First Quarter Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During First Quarter Fiscal 1997, operating income decreased to $20.8 million from $33.4 million for First Quarter Fiscal 1996. Interest expense for First Quarter Fiscal 1997 was $34.6 million as compared to $33.0 million during First Quarter Fiscal 1996. Net loss for First Quarter Fiscal 1997 was $9.0 million as compared to net income of $0.1 million for First Quarter Fiscal 1996.

     Payments of principal and interest on the Company's $1.2 billion of long-term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt of $1.9 million, $2.2 million and $3.3 million are due during the remainder of Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively.

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. As of May 4, 1996, additional availability under the Revolving Credit Facility was $137.1 million.

     During First Quarter Fiscal 1997, the Company's internally generated funds from operations, amounts available under the Revolving Credit Facility and the proceeds of sale-and-leaseback and mortgage transactions provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs. In April 1996, the Company issued $100 million of 11.50% Senior Notes due April 15, 2006 (the "11.50% Senior Notes") in an underwritten public offering. During First Quarter Fiscal 1997, proceeds of the issuance of the 11.50% Senior Notes were used to repay indebtedness outstanding under the Revolving Credit Facility.

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

     In October 1995, Penn Traffic's Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock, of which 45,200 shares have been repurchased. No shares of common stock were repurchased in First Quarter Fiscal 1997. Penn Traffic's debt agreements contain limitations on the Company's ability to repurchase its common stock which currently prohibit it from repurchasing any additional shares of its common stock.

     Cash flows to meet the Company's requirements for operating, investing and financing activities in First Quarter Fiscal 1997 are reported in the Consolidated Statement of Cash Flows. For the thirteen week period ended May 4, 1996, the Company experienced a negative cash flow from operating activities of $26.9 million.

     Working capital increased by $37.3 million from February 3, 1996 to May 4, 1996.

     The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements.

     The Company expects to spend approximately $80 million on capital expenditures, including capital leases, during Fiscal 1997. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility, new capital leases and mortgages. Capital expenditures will be principally for new stores, replacement stores and remodeled store facilities. In First Quarter Fiscal 1997, the Company opened a replacement store and completed three expansions.

PART II.  OTHER INFORMATION

     All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Penn Traffic's Annual Meeting of Stockholders was held on June 4, 1996. At the Annual Meeting, the holders of Penn Traffic common stock considered and voted upon a proposal to approve and adopt the Company's Amended and Restated Directors' Stock Option Plan (the "Plan"). Approval and adoption of the Plan required the affirmative vote of a majority of the votes cast. There were 6,950,767 votes cast in favor of the Plan and 2,981,152 votes cast against the Plan. There were 45,622 abstentions.

     At the Annual Meeting, two directors were elected to serve for three-year terms on the Company's Board of Directors by the following votes:

                                FOR         WITHHELD

Martin A. Fox                7,033,500      2,944,041
Harold S. Poster             7,030,122      2,947,419


     At the Annual Meeting, the selection of Price Waterhouse LLP as auditors for the Company for Fiscal 1997 was ratified by a vote of 9,195,631 shares in favor and 776,827 shares opposed. There were 5,084 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            EXHIBIT NUMBER   DESCRIPTION


                 4.8C Officer's Certificate pursuant to the Indenture filed as Exhibit 4.8, dated April 23, 1996, establishing the terms of the 11.50% Senior Notes due April 15, 2006.

                10.5N Amendment No. 13, dated as of May 31, 1996, to the Loan and Security Amendment.

                27.1         Financial Data Schedule



        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the fiscal quarter ended May 4, 1996.

                                      SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                          THE PENN TRAFFIC COMPANY



       June 07, 1996                      /s/- John T. Dixon
                                          ----------------------------------
                                          By:  John T. Dixon
                                               (President and Chief
                                               Executive Officer, and
                                               Director)





       June 07, 1996                      /s/- Eugene R. Sunderhaft
                                          ----------------------------------
                                          By:  Eugene R. Sunderhaft
                                               (Senior Vice President and
                                               Secretary, Principal Financial
                                               Officer and Principal Accounting
                                               Officer)