Form 10-Q
period 1996-08-03
PENN TRAFFIC CO
filed 1996-09-13
CIK 77155

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549

                                      FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarterly Period Ended August 3, 1996


                                          OR


                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from __________ to __________

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


              Common stock, par value $1.25 per share: 10,869,441 shares outstanding as of September 3, 1996

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               THE PENN TRAFFIC COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      UNAUDITED

(All dollar amounts in thousands,
     except per share data)


                                          THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                        AUGUST 3,       JULY 29,          AUGUST 3,        JULY 29,
                                          1996            1995              1996             1995
                                       ----------      ----------        ----------       ----------

TOTAL REVENUES                        $ 842,764        $ 884,229         $1,670,422      $1,744,257


COST AND OPERATING EXPENSES:
    Cost of sales (including
      buying and occupancy
      costs)                            648,583          685,857          1,284,579       1,348,306
    Selling and administrative
      expenses                          173,328          164,780            344,173         329,002
    Unusual item (Note 4)                                 65,237                             65,237
                                     ----------       ----------         ----------      ----------


OPERATING INCOME (LOSS)                  20,853          (31,645)            41,670           1,712
    Interest expense                     36,158           32,994             70,718          66,028
                                     ----------       ----------         ----------      ----------


(LOSS) BEFORE INCOME TAXES              (15,305)         (64,639)           (29,048)        (64,316)
    Benefit for income taxes              5,156           12,935              9,870          12,741
                                     ----------       ----------         ----------      ----------


NET (LOSS)                            $ (10,149)       $ (51,704)        $  (19,178)     $  (51,575)
                                     ==========       ==========         ==========      ==========


PER SHARE DATA:
    Net (loss)                        $   (0.93)       $   (4.76)        $    (1.77)     $    (4.75)
                                     ==========       ==========         ==========      ==========

   Average number of common
     shares outstanding              10,869,694       10,861,823         10,860,390       10,858,102

See Notes to Interim Consolidated Financial Statements.



                               THE PENN TRAFFIC COMPANY
                              CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)
                                              UNAUDITED
                                            AUGUST 3, 1996   FEBRUARY 3, 1996
                                            --------------   ----------------
     ASSETS

CURRENT ASSETS:
  Cash and short-term investments            $    58,023       $    58,585
  Accounts and notes receivable
    (less allowance for doubtful accounts
     of $1,988 and $1,483, respectively)          79,692            83,519
  Inventories (Note 3)                           345,411           356,309
  Prepaid expenses and other current assets       17,618            15,717
                                             -----------       -----------
     Total Current Assets                        500,744           514,130

NONCURRENT ASSETS:
  Capital leases - net                           135,314           122,529
  Property, plant and equipment - net            587,787           602,440
  Intangible assets - net                        426,962           431,394
  Other assets and deferred charges - net         93,157            89,653
                                             -----------       -----------
                                             $ 1,743,964       $ 1,760,146
                                             ===========       ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt       $     3,766       $     2,728
  Current portion of obligations
    under capital leases                          13,867            11,735
  Trade accounts and drafts payable              201,952           208,880
  Payroll and other accrued liabilities           79,418            82,154
  Accrued interest expense                        35,136            33,812
  Payroll taxes and other taxes payable            8,147            16,880
  Deferred income taxes                           30,385            30,385
                                             -----------       -----------
     Total Current Liabilities                   372,671           386,574

NONCURRENT LIABILITIES:
  Long-term debt                               1,211,174         1,200,997
  Obligations under capital leases               137,727           126,197
  Deferred income taxes                           38,789            38,789
  Other noncurrent liabilities                    55,982            60,860
                                             -----------       -----------
     Total Liabilities                         1,816,343         1,813,417
                                             -----------       -----------

SHAREHOLDERS' EQUITY:
  Preferred Stock - authorized 10,000,000
    shares at $1.00 par value; none issued
  Common Stock - authorized 30,000,000
    shares at $1.25 par value; 10,869,441
    shares and 10,840,849 shares
    issued and outstanding, respectively          13,613            13,606
  Capital in excess of par value                 180,092           180,029
  Retained deficit                              (255,102)         (235,223)
  Minimum pension liability adjustment            (6,606)           (6,606)
  Unearned compensation                           (3,751)           (4,452)
  Treasury stock, at cost                           (625)             (625)
                                             -----------       -----------
         Total Shareholders' Equity              (72,379)          (53,271)
                                             -----------       -----------
                                             $ 1,743,964       $ 1,760,146
                                             ===========      ============


See Notes to Interim Consolidated Financial Statements.

                               THE PENN TRAFFIC COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      UNAUDITED

(All dollar amounts in thousands)

                                              TWENTY-SIX       TWENTY-SIX
                                             WEEKS ENDED       WEEKS ENDED
                                           AUGUST 3, 1996     JULY 29, 1995
                                           --------------     -------------
OPERATING ACTIVITIES:
     Net (loss)                                $ (19,178)        $ (51,575)
     Adjustments to reconcile
       net (loss) to net cash
       provided by operating activities:
          Depreciation and amortization           37,625            37,276
          Amortization of intangibles              8,178             8,476
          Write-off of fixed assets                                 16,416
          Write-off of intangibles                                  32,809
          Deferred tax benefit                                     (13,331)
          Other - net                             (4,737)           (8,923)
     Net change in assets and liabilities:
       Accounts receivable and prepaid expenses    1,557             8,309
       Inventories                                10,898            (6,939)
       Accounts payable and accrued expenses     (17,073)           17,226
       Deferred charges and other assets          (2,303)              964
                                               ---------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES         14,967            40,708
                                               ---------         ---------

INVESTING ACTIVITIES:
     Capital expenditures                        (39,843)          (67,326)
     Proceeds from sale-and-leaseback
       transactions                               19,164
     Proceeds from sale of assets                  2,881               144
     Other - net                                    (114)           (1,010)
                                               ---------         ---------

NET CASH (USED IN) INVESTING ACTIVITIES          (17,912)          (68,192)
                                               ---------         ---------

FINANCING ACTIVITIES:
     Increase in long-term debt                  106,840
     Payments to settle long-term debt            (1,525)           (1,822)
     Borrowings of revolver debt                 207,600           281,000
     Payment of revolver debt                   (301,700)         (249,500)
     Reduction of capital lease obligations       (6,034)           (4,591)
     Payment of debt issuance costs               (2,868)             (141)
     Other - net                                      70               338
                                               ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES          2,383            25,284
                                               ---------         ---------

DECREASE IN CASH AND CASH EQUIVALENTS               (562)           (2,200)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                          58,585            46,519
                                               ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  58,023         $  44,319
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

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)


                                        Second Quarter     Twenty-six Weeks
                                        --------------     ----------------
FISCAL 1997
- -----------

  Operating Income                       $ 20,853             $ 41,670

  Depreciation and Amortization            22,980               45,802

  LIFO Provision                              825                1,825

  Cash Interest Expense                    35,018               68,503



FISCAL 1996
- -----------

  Operating Income *                     $ 33,592             $ 66,949

  Unusual Item                             65,237               65,237

  Depreciation and Amortization            22,607               45,752

  LIFO Provision *                            858                  858

  Cash Interest Expense                    31,922               63,886

  * Excludes the effect of the unusual item.


NOTE 3 - INVENTORIES

    If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $19,673,000 and $17,848,000 higher than reported at August 3, 1996 and February 3, 1996, respectively.


NOTE 4 - UNUSUAL ITEM

    During the second quarter of Fiscal 1996, the Company recorded certain expenses totaling $65.2 million ($51.9 million net of tax benefit) classified as an unusual item. The unusual item was related to the closure of the stand alone general merchandise business (Harts), the write-off of equipment which the Company determined would no longer be utilized in its business, costs incurred in connection with the Company's expense reduction program and an increase in the Company's closed store reserve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("SECOND QUARTER FISCAL 1997") AND TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 COMPARED TO THIRTEEN WEEKS ("SECOND QUARTER FISCAL 1996") AND TWENTY-SIX WEEKS ENDED JULY 29, 1995


    The following table sets forth statement of operations components expressed as a percentage of total revenues for Second Quarter Fiscal 1997 and Second Quarter Fiscal 1996 and for the twenty-six weeks ended August 3, 1996 and July 29, 1995, respectively:




                                          Second Quarter Ended              Twenty-six Weeks Ended
                                        August 3,       July 29,           August 3,      July 29,
                                          1996           1995                1996          1995
                                       ----------     ----------          ----------     ----------
Total revenues                             100.0%         100.0%              100.0%         100.0%
Gross profit (1)                            23.0           22.4                23.1           22.7
Selling and administrative
  expenses                                  20.6           18.6                20.6           18.9
Unusual item                                                7.4                                3.7
Operating income (loss)                      2.5           (3.6)                2.5            0.1
Interest expense                             4.3            3.7                 4.2            3.8
(Loss) before income taxes                  (1.8)          (7.3)               (1.7)          (3.7)
Net (loss)                                  (1.2)          (5.8)               (1.1)          (3.0)

(1) Total revenues less cost of sales.

    Total revenues for Second Quarter Fiscal 1997 decreased to $842.8 million from $884.2 million in Second Quarter Fiscal 1996. Total revenues for the twenty-six week period ended August 3, 1996 decreased to $1.670 billion from $1.744 billion for the twenty-six week period ended July 29, 1995. Same store sales for Second Quarter Fiscal 1997 declined 3.6%.

    The decrease in total revenues is primarily the result of the Harts closure and a decline in same store sales. Second Quarter Fiscal 1996 revenues and revenues for the twenty-six week period ended July 29, 1995 included $11.3 million and $30.7 million, respectively, generated by 11 of the Company's former general merchandise stores (Harts) and certain former Acme stores, which were closed during Fiscal 1996. Excluding these closed stores, revenues for Second Quarter Fiscal 1997 and for the twenty-six week period ended August 3, 1996 decreased 3.5% and 2.5%, respectively.

    Wholesale supermarket revenues decreased in Second Quarter Fiscal 1997 to $102.3 million from Second Quarter Fiscal 1996 revenues of $103.5 million and decreased to $206.0 million for the twenty-six weeks ended August 3, 1996 from $207.6 million for the twenty-six weeks ended July 29, 1995.

    In Second Quarter Fiscal 1997, gross profit was $194.2 million compared to Second Quarter Fiscal 1996 gross profit of $198.4 million, representing 23.0% and 22.4% of total revenues, respectively. Gross profit as a percentage of total revenues increased to 23.1% for the twenty-six week period ended August 3, 1996 from 22.7% for the twenty-six weeks ended July 29, 1995. The increase in gross profit as a percentage of total revenues for Second Quarter Fiscal 1997 and the twenty-six week period ended August 3, 1996 primarily resulted from decreased competitive promotional and price initiatives in Fiscal 1997 as compared to Fiscal 1996 and the classification of certain expenses (approximately $1.9 million for Second Quarter Fiscal 1997 and approximately $3.7 million for the twenty-six week period ended August 3, 1996) as selling and administrative expenses in Fiscal 1997 which had been recorded in cost of goods sold in Fiscal 1996. These factors were partially offset by an increase in certain occupancy costs during a period of low price inflation and a decline in same store sales.

    Selling and administrative expenses for Second Quarter Fiscal 1997 were $173.3 million compared with $164.8 million in Second Quarter Fiscal 1996. Selling and administrative expenses as a percentage of total revenues increased to 20.6% for Second Quarter Fiscal 1997 from 18.6% in Second Quarter Fiscal 1996. Selling and administrative expenses for the twenty-six week period ended August 3, 1996 were $344.2 million compared to $329.0 million for the twenty-six week period ended July 29, 1995. Selling and administrative expenses as a percentage of total revenues increased to 20.6% for the twenty-six week period ended August 3, 1996 from 18.9% for the twenty-six week period ended July 29, 1995.

    The increase in selling and administrative expenses as a percentage of total revenues in Second Quarter Fiscal 1997 and for the twenty-six week period ended August 3, 1996 primarily resulted from (1) increased payroll related to the Company's repositioning program which emphasizes increased levels of customer service and enhanced perishables departments in its stores, (2) an increase in fixed and semi-fixed expenses as a percentage of total revenues during a period of low price inflation and a decline in same store sales and (3) the classification of certain expenses (approximately $1.9 million for Second Quarter Fiscal 1997 and approximately $3.7 million for the twenty-six week period ended August 3, 1996) as selling and administrative expenses in Fiscal 1997 which had been recorded in cost of goods sold in Fiscal 1996.

    Depreciation and amortization expense of $23.0 million in Second Quarter Fiscal 1997 and $22.6 million in Second Quarter Fiscal 1996 represented 2.7% and 2.6% of total revenues, respectively. Depreciation and amortization expense of $45.8 million for both the twenty-six weeks ended August 3, 1996 and the twenty-six weeks ended July 29, 1995 represented 2.7% and 2.6% of total revenues, respectively.

    During Second Quarter Fiscal 1996, the Company recorded certain expenses totaling $65.2 million ($51.9 million net of tax benefit) classified as an unusual item. This unusual item was related to the closure of the stand alone general merchandise business (Harts), the write-off of equipment which the Company determined would no longer be utilized in its business, costs incurred in connection with the Company's expense reduction program and an increase in the Company's closed store reserve.

    Operating income for Second Quarter Fiscal 1997 was $20.9 million or 2.5%
of total revenues compared to $33.6 million (excluding the unusual item) or 3.8% of total revenues in Second Quarter Fiscal 1996. Operating income for the twenty-six week period ended August 3, 1996 was $41.7 million or 2.5% of total revenues compared to $66.9 million (excluding the unusual item) or 3.8% of total revenues for the twenty-six week period ended July 29, 1995. The decline in operating income (excluding the unusual item) as a percentage of total revenues was the result of increased selling and administrative expenses as a percentage of total revenues, partially offset by an increase in gross profit as a percentage of total revenues.

    Interest expense for Second Quarter Fiscal 1997 and Second Quarter Fiscal 1996 was $36.2 million and $33.0 million, respectively. Interest expense for the twenty-six week periods ended August 3, 1996 and July 29, 1995 was $70.7 million and $66.0 million, respectively. The increase in interest expense is due to the higher debt levels outstanding during the first half of Fiscal 1997.

    Loss before income taxes was $15.3 million for Second Quarter Fiscal 1997 compared to a loss of $64.6 million for Second Quarter Fiscal 1996. Loss before income taxes was $29.0 million for the twenty-six week period ended August 3, 1996 compared to a loss of $64.3 million for the twenty-six week period ended July 29, 1995. Excluding the impact of the unusual item in Second Quarter Fiscal 1996, income before income taxes was $0.6 million for Second Quarter Fiscal 1996 and $0.9 million for the twenty-six week period ended July 29, 1995. The loss before income taxes in Second Quarter Fiscal 1997 and for the twenty-six week period ended August 3, 1996, resulted from the decrease in operating income and the increase in interest expense.

    The income tax benefit was $5.2 million for Second Quarter Fiscal 1997 compared to a benefit of $12.9 million in Second Quarter Fiscal 1996. The income tax benefit was $9.9 million for the twenty-six week period ended August 3, 1996 compared to a benefit of $12.7 million in the prior year. Excluding the unusual item, the income tax provision was $0.4 million for Second Quarter Fiscal 1996 and $0.6 million for the twenty-six week period ended July 29, 1995. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

    Net loss was $10.1 million in Second Quarter Fiscal 1997 compared to net income of $0.2 million (excluding the unusual item) in Second Quarter Fiscal 1996. Net loss was $19.2 million for the twenty-six week period ended August 3, 1996 compared to net income of $0.3 million (excluding the unusual item) for the twenty-six week period ended July 29, 1995.

    The Company is currently experiencing a work stoppage at its Sani-Dairy division. This work stoppage commenced on August 1, 1996 by approximately 230 employees whose labor contract expired on May 15, 1996. Management and union representatives are continuing to meet and to attempt to reach agreement on terms of a new labor contract. The Company estimates that its operating income will be reduced by approximately $1.0 million to $1.5 million per month for the duration of the work stoppage.

LIQUIDITY AND CAPITAL RESOURCES

    During Second Quarter Fiscal 1997, operating income decreased to $20.9 million from $33.6 million (before unusual item) for Second Quarter Fiscal 1996. Interest expense for Second Quarter Fiscal 1997 was $36.2 million as compared to $33.0 million during Second Quarter Fiscal 1996.

    Payments of principal and interest on the Company's $1.2 billion of long-term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt (excluding capital leases) of $1.3 million, $3.5 million and $3.4 million are due during the remainder of Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively.

      The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. Additional availability under the Revolving Credit Facility was $154.6 million at August 3, 1996.

    During Second Quarter Fiscal 1997, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs. In April 1996, the Company issued $100 million of 11.50% Senior Notes due April 15, 2006 (the "11.50% Senior Notes") in an underwritten public offering. During First Quarter Fiscal 1997, proceeds of the issuance of the 11.50% Senior Notes were used to repay indebtedness outstanding under the Revolving Credit Facility.

    The Company has entered into three interest rate swap agreements, each of which expires within the next two years, that effectively convert $125 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense.

    In October 1995, Penn Traffic's Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock, of which 45,200 shares have been repurchased. No shares of common stock were repurchased during the first half of Fiscal 1997. Penn Traffic's debt agreements contain limitations on the Company's ability to repurchase its common stock which currently prohibit it from repurchasing any additional shares of its common stock.

    Cash flows to meet the Company's requirements for operating, investing and financing activities in Second Quarter Fiscal 1997 are reported in the Consolidated Statement of Cash Flows. For the twenty-six week period ended August 3, 1996, the Company experienced a positive cash flow from operating activities of $15.0 million.

    Working capital increased by $0.5 million from February 3, 1996 to August 3, 1996.

    The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements.

    The Company expects to spend approximately $75 million on capital expenditures, including capital leases, during Fiscal 1997. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility, new capital leases and mortgages. Capital expenditures will be principally for new stores, replacement stores and remodeled store facilities. During Second Quarter Fiscal 1997, the Company acquired one store, opened one new store and completed one store expansion.

PART II.  OTHER INFORMATION

    All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 5. OTHER INFORMATION

    On August 30, 1996, the Company announced that John T. Dixon is retiring as its President and Chief Executive Officer for personal and health reasons effective September 30, 1996. Mr. Dixon has also resigned from the Company's Board of Directors. The Company has commenced a search for a new President and Chief Executive Officer. In the interim, the presidents of the Company's divisions will report directly to Gary D. Hirsch, Chairman of the Board of Directors of the Company.

    At a meeting held on September 10, 1996, the Board of Directors of the Company elected James A. Lash to fill the vacancy on the Board of Directors created by Mr. Dixon's resignation. Mr Lash's term will expire in June 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         EXHIBIT NUMBER             DESCRIPTION


         27.1                       Financial Data Schedule




     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fiscal quarter ended August 3, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  THE PENN TRAFFIC COMPANY





     September 12, 1996           /s/- Eugene R. Sunderhaft
                                  ------------------------------
                                  By:  Eugene R. Sunderhaft
                                       (Senior Vice President and
                                       Secretary, Principal Financial
                                       Officer and Principal Accounting
                                       Officer)