Form 10-Q
period 1996-11-02
PENN TRAFFIC CO
filed 1996-12-13
CIK 77155

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549

                                      FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended November 2, 1996


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


              Common stock, par value $1.25 per share: 10,914,641 shares outstanding as of December 2, 1996


                                       1 of 13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               THE PENN TRAFFIC COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      UNAUDITED


(All dollar amounts in thousands,
     except per share data)



                                    THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                   NOVEMBER 2,    OCTOBER 28,    NOVEMBER 2,    OCTOBER 28,
                                      1996           1995           1996           1995
                                  -----------     ----------     ----------     ----------
TOTAL REVENUES                    $  811,125      $  844,619     $2,481,547     $2,588,876


COST AND OPERATING EXPENSES:
   Cost of sales (including
     buying and occupancy
     costs)                          630,443         651,972      1,915,022      2,000,278
   Selling and administrative
     expenses                        169,877         163,010        514,050        492,012
   Unusual item (Note 4)                                                            65,237
                                  -----------     ----------     ----------     ----------

OPERATING INCOME                      10,805          29,637         52,475         31,349
   Interest expense                   36,591          33,406        107,309         99,434
                                  -----------     ----------     ----------     ----------


(LOSS) BEFORE INCOME TAXES           (25,786)         (3,769)       (54,834)       (68,085)
   Benefit for income taxes            9,862           3,419         19,732         16,160
                                  -----------     ----------     ----------     ----------



NET (LOSS)                        $  (15,924)     $     (350)    $  (35,102)    $  (51,925)
                                  -----------     ----------     ----------     ----------
                                  -----------     ----------     ----------     ----------


PER SHARE DATA:
   Net (loss)                     $    (1.46)     $     (.03)    $    (3.23)    $    (4.78)
                                  -----------     ----------     ----------     ----------
                                  -----------     ----------     ----------     ----------

   Average number of common
     shares outstanding           10,869,441      10,867,977     10,863,407     10,861,394



See Notes to Interim Consolidated Financial Statements.

                               THE PENN TRAFFIC COMPANY
                              CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)
                                                UNAUDITED
                                             NOVEMBER 2, 1996   FEBRUARY 3, 1996
                                             ----------------   ----------------
     ASSETS

CURRENT ASSETS:
  Cash and short-term investments                  $   51,022        $   58,585
  Accounts and notes receivable
    (less allowance for doubtful accounts
     of $3,456 and $1,483, respectively)               75,133            83,519
  Inventories (Note 3)                                376,531           356,309
  Prepaid expenses and other current assets            18,143            15,717
                                                   ----------        ----------
     Total Current Assets                             520,829           514,130

NONCURRENT ASSETS:
  Capital leases - net                                133,617           122,529
  Property, plant and equipment - net                 583,863           602,440
  Intangible assets - net                             424,812           431,394
  Other assets and deferred charges - net              95,095            89,653
                                                   ----------        ----------
                                                   $1,758,216        $1,760,146
                                                   ----------        ----------
                                                   ----------        ----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt             $    3,345        $    2,728
  Current portion of obligations
    under capital leases                               14,019            11,735
  Trade accounts and drafts payable                   191,933           208,880
  Payroll and other accrued liabilities                78,126            82,154
  Accrued interest expense                             16,049            33,812
  Payroll taxes and other taxes payable                 9,769            16,880
  Deferred income taxes                                30,385            30,385
                                                   ----------        ----------
     Total Current Liabilities                        343,626           386,574

NONCURRENT LIABILITIES:
  Long-term debt                                    1,284,263         1,200,997
  Obligations under capital leases                    136,189           126,197
  Deferred income taxes                                29,178            38,789
  Other noncurrent liabilities                         53,263            60,860
                                                   ----------        ----------
     Total Liabilities                              1,846,519         1,813,417
                                                   ----------        ----------

SHAREHOLDERS' EQUITY:
  Preferred Stock - authorized 10,000,000
    shares at $1.00 par value; none issued
  Common Stock - authorized 30,000,000
    shares at $1.25 par value; 10,869,441
    shares and 10,840,849 shares
    issued, respectively                               13,613            13,606
  Capital in excess of par value                      180,092           180,029
  Retained deficit                                   (273,277)         (235,223)
  Minimum pension liability adjustment                 (6,606)           (6,606)
  Unearned compensation                                (1,500)           (4,452)
  Treasury stock, at cost                                (625)             (625)
                                                   ----------        ----------
     Total Shareholders' Equity                       (88,303)          (53,271)
                                                   ----------        ----------
                                                   $1,758,216        $1,760,146
                                                   ----------        ----------
                                                   ----------        ----------

See Notes to Interim Consolidated Financial Statements.

                               THE PENN TRAFFIC COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      UNAUDITED

(All dollar amounts in thousands)

                                               THIRTY-NINE       THIRTY-NINE
                                               WEEKS ENDED       WEEKS ENDED
                                             NOVEMBER 2, 1996   OCTOBER 28, 1995
                                             ----------------   ----------------

OPERATING ACTIVITIES:
     Net (loss)                                 $  (35,102)         $  (51,925)
     Adjustments to reconcile
       net (loss) to net cash provided by
       (used in) operating activities:
          Depreciation and amortization             56,914              55,610
          Amortization of intangibles               12,285              12,489
          Write-off of fixed assets                                     16,416
          Write-off of intangible assets                                32,809
          Deferred tax benefit                                         (13,313)
          Other - net                              (16,004)            (14,148)
     Net change in assets and liabilities:
       Accounts receivable and prepaid
        expenses                                     4,234               2,847
       Inventories                                 (20,222)             (3,823)
       Accounts payable and accrued expenses       (45,851)            (12,784)
       Deferred charges and other assets           (4,420)              1,052
                                                ----------          ----------

NET CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES                                    (48,166)             25,230
                                                ----------          ----------

INVESTING ACTIVITIES:
     Capital expenditures                          (53,477)           (102,004)
     Proceeds from sale-and-leaseback
       transactions                                 19,879
     Proceeds from sale of assets                    3,439               1,512
     Other - net                                      (115)             (1,010)
                                                ----------          ----------

NET CASH (USED IN) INVESTING ACTIVITIES            (30,274)           (101,502)
                                                ----------          ----------

FINANCING ACTIVITIES:
     Increase in long-term debt                    106,840
     Payments to settle long-term debt              (2,756)             (2,462)
     Borrowings of revolver debt                   357,400             452,200
     Payment of revolver debt                     (377,600)           (371,400)
     Reduction of capital lease obligations         (9,560)             (6,972)
     Payment of debt issuance costs                 (3,517)               (168)
     Purchase of treasury stock                                           (474)
     Other - net                                        70                 347
                                                ----------          ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES           70,877              71,071
                                                ----------          ----------

(DECREASE) IN CASH AND CASH EQUIVALENTS             (7,563)             (5,201)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                            58,585              46,519
                                                ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   51,022          $   41,318
                                                ----------          ----------
                                                ----------          ----------


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

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)         Third Quarter       Thirty-nine Weeks
                                   -------------       -----------------

Fiscal 1997
-----------

  Operating Income                $     10,805         $     52,475

  Depreciation and Amortization         23,397               69,199

  LIFO Provision                           825                2,650

  Cash Interest Expense                 35,440              103,943


Fiscal 1996
-----------

  Operating Income                $     29,637         $     96,586 *

  Unusual Item                               0               65,237

  Depreciation and Amortization         22,347               68,099

  LIFO Provision                           859                1,717 *

  Cash Interest Expense                 32,334               96,219

 * Excludes the effect of the unusual item.


NOTE 3 - INVENTORIES

    If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $20,498,000 and $17,848,000 higher than reported at November 2, 1996 and February 3, 1996, respectively.


NOTE 4 - UNUSUAL ITEM

    During the second quarter of Fiscal 1996, the Company recorded certain expenses totaling $65.2 million ($51.9 million net of tax benefit) classified as an unusual item. The unusual item was related to the closure of the stand alone general merchandise business (Harts), the write-off of equipment which the Company determined would no longer utilize in its business, costs incurred in connection with the Company's expense reduction program and an increase in the Company's closed store reserve.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("THIRD QUARTER FISCAL 1997") AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 COMPARED TO THIRTEEN WEEKS ("THIRD QUARTER FISCAL 1996") AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995


    The following table sets forth statement of operations components expressed as a percentage of total revenues for Third Quarter Fiscal 1997 and Third Quarter Fiscal 1996 and for the thirty-nine weeks ended November 2, 1996 and October 28, 1995, respectively:

                              Third Quarter Ended      Thirty-nine Weeks Ended
                            NOVEMBER 2,  October 28,   NOVEMBER 2,   October 28,
                               1996         1995          1996         1995
                             --------     --------      --------     --------

Total revenues                100.0%        100.0%        100.0%       100.0%
Gross profit (1)               22.3          22.8          22.8         22.7
Selling and administrative
  expenses                     21.0          19.3          20.7         19.0
Unusual item                                                             2.5
Operating income                1.3           3.5           2.1          1.2
Interest expense                4.5           4.0           4.3          3.8
(Loss) before income taxes     (3.2)         (0.5)         (2.2)        (2.6)
Net (loss)                     (2.0)          0.0          (1.4)        (2.0)


(1) Total revenues less cost of sales.



    Total revenues for Third Quarter Fiscal 1997 decreased to $811.1 million from $844.6 million in Third Quarter Fiscal 1996. Total revenues for the thirty-nine week period ended November 2, 1996 decreased to $2.48 billion from $2.59 billion for the thirty-nine week period ended October 28, 1995. Same store sales for Third Quarter Fiscal 1997 declined 1.9%.

    The decrease in total revenues is primarily the result of the Harts closure and a decline in same store sales. Third Quarter Fiscal 1996 revenues and revenues for the thirty-nine week period ended October 28, 1995 included $12.5 million and $43.2 million, respectively, generated by 11 of the Company's former general merchandise stores (Harts) and certain former Acme stores, which were closed during Fiscal 1996. Excluding these closed stores, revenues for Third Quarter Fiscal 1997 and for the thirty-nine week period ended November 2, 1996 decreased 2.5%.

    Wholesale supermarket revenues decreased in Third Quarter Fiscal 1997 to $98.2 million from Third Quarter Fiscal 1996 revenues of $102.9 million and decreased to $304.2 million for the thirty-nine weeks ended November 2, 1996 from $310.5 million for the thirty-nine weeks ended October 28, 1995.

    The Company experienced a work stoppage at its Sani-Dairy division from August 1, 1996 through September 22, 1996. Operating income was reduced by approximately $2.5 million during Third Quarter Fiscal 1997 as the result of the work stoppage.

    In Third Quarter Fiscal 1997, gross profit was $180.7 million compared to Third Quarter Fiscal 1996 gross profit of $192.6 million, representing 22.3% and 22.8% of total revenues, respectively. Gross profit as a percentage of total revenues increased to 22.8% for the thirty-nine week period ended November 2, 1996 from 22.7% for the thirty-nine weeks ended October 28, 1995.

    The decrease in gross profit as a percentage of total revenues for Third Quarter Fiscal 1997 was primarily the result of (1) an increase in certain occupancy costs as a percentage of revenues during a period of low price inflation and a decline in same store sales, (2) increased product costs associated with the procurement of dairy products during the work stoppage at the Company's Sani-Dairy division and (3) a reduction in certain perishable product margins in the early portion of the quarter. These factors were partially offset by the classification of certain expenses (approximately $2.9 million for Third Quarter Fiscal 1997 and approximately $6.6 million for the thirty-nine week period ended November 2, 1996) as selling and administrative expenses in Fiscal 1997 which had been recorded in cost of goods sold in Fiscal 1996.

    Selling and administrative expenses for Third Quarter Fiscal 1997 were $169.9 million compared with $163.0 million in Third Quarter Fiscal 1996. Selling and administrative expenses as a percentage of total revenues increased to 21.0% for Third Quarter Fiscal 1997 from 19.3% in Third Quarter Fiscal 1996. Selling and administrative expenses for the thirty-nine week period ended November 2, 1996 were $514.1 million compared to $492.0 million for the thirty-nine week period ended October 28, 1995. Selling and administrative expenses as a percentage of total revenues increased to 20.7% for the thirty-nine week period ended November 2, 1996 from 19.0% for the thirty-nine week period ended October 28, 1995.

    The increase in selling and administrative expenses as a percentage of total revenues in Third Quarter Fiscal 1997 and for the thirty-nine week period ended November 2, 1996 primarily resulted from (1) increased payroll related to the Company's repositioning program which emphasizes increased levels of customer service and enhanced perishables departments in its stores, (2) an increase in fixed and semi-fixed expenses as a percentage of total revenues during a period of low price inflation and a decline in same store sales and (3) the classification of certain expenses (approximately $2.9 million for Third Quarter Fiscal 1997 and approximately $6.6 million for the thirty-nine week period ended November 2, 1996) as selling and administrative expenses in Fiscal 1997 which had been recorded in cost of goods sold in Fiscal 1996.

    Depreciation and amortization of $23.4 million in Third Quarter Fiscal 1997 and $22.3 million in Third Quarter Fiscal 1996 represented 2.9% and 2.6% of total revenues, respectively. Depreciation and amortization of $69.2 million for the thirty-nine weeks ended November 2, 1996 and $68.1 million for the thirty-nine weeks ended October 28, 1995 represented 2.8% and 2.6% of total revenues, respectively.

    During the second quarter of Fiscal 1996, the Company recorded certain expenses totaling $65.2 million ($51.9 million net of tax benefit) classified as an unusual item. The unusual item was related to the closure of the stand alone general merchandise business (Harts), the write-off of equipment which the Company determined would no longer utilize in its business, costs incurred in connection with the Company's expense reduction program and an increase in the Company's closed store reserve.

    Operating income for Third Quarter Fiscal 1997 was $10.8 million or 1.3% of total revenues compared to $29.6 million or 3.5% of total revenues in Third Quarter Fiscal 1996. Operating income for the thirty-nine week period ended November 2, 1996 was $52.5 million or 2.1% of total revenues compared to $96.6 million (excluding the unusual item) or 3.7% of total revenues for the thirty-nine week period ended October 28, 1995. The decline in operating income as a percentage of total revenues for Third Quarter Fiscal 1997 was the result of a decrease in gross margin as a percentage of total revenues combined with increased selling and administrative expenses as a percentage of total revenues. The decline in operating income (excluding the unusual item) as a percentage of total revenues for the thirty-nine week period ended November 2, 1996 was the result of increased selling and administrative expenses as a percentage of total revenues, partially offset by an increase in gross profit as a percentage of total revenues. Operating income was reduced by approximately $2.5 million during Third Quarter Fiscal 1997 as a result of the work stoppage at the Company's Sani-Dairy division.

    Interest expense for Third Quarter Fiscal 1997 and Third Quarter Fiscal 1996 was $36.6 million and $33.4 million, respectively. Interest expense for the thirty-nine week periods ended November 2, 1996 and October 28, 1995 was $107.3 million and $99.4 million, respectively. The increase in interest expense was due to the higher debt levels outstanding during the first three quarters of Fiscal 1997.

    Loss before income taxes for Third Quarter Fiscal 1997 and Third Quarter Fiscal 1996 was $25.8 million and $3.8 million, respectively. Loss before income taxes for the thirty-nine week periods ended November 2, 1996 and October 28, 1995 was $54.8 million and $2.8 million (excluding the unusual item), respectively. The increase in the loss before income taxes in Third Quarter Fiscal 1997 and for the thirty-nine week period ended November 2, 1996 resulted from the decrease in operating income and the increase in interest expense.

    The income tax benefit was $9.9 million for Third Quarter Fiscal 1997 compared to a benefit of $3.4 million in Third Quarter Fiscal 1996. The income tax benefit was $19.7 million for the thirty-nine week period ended November 2, 1996 compared to a benefit of $16.2 million in the prior year. Excluding the unusual item, the income tax benefit was $2.9 million for the thirty-nine week period ended October 28, 1995. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

    Net loss was $15.9 million in Third Quarter Fiscal 1997 compared to net loss of $0.4 million in Third Quarter Fiscal 1996. Net loss was $35.1 million for the thirty-nine week period ended November 2, 1996 compared to net income of $0.0 million (excluding the unusual item) for the thirty-nine week period ended October 28, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    During Third Quarter Fiscal 1997, operating income decreased to $10.8 million from $29.6 million for Third Quarter Fiscal 1996. Interest expense for Third Quarter Fiscal 1997 was $36.6 million as compared to $33.4 million during Third Quarter Fiscal 1996.

    Payments of principal and interest on the Company's $1.28 billion of long-term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt (excluding capital leases) of $0.6 million, $3.1 million and $3.0 million are due during the remainder of Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively.

    The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. At November 2, 1996, additional availability under the Revolving Credit Facility was $98.6 million.

    During Third Quarter Fiscal 1997, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs. In April 1996, the Company issued $100 million of 11.50% Senior Notes due April 15, 2006 (the "11.50% Senior Notes") in an underwritten public offering. During the first quarter of Fiscal 1997, proceeds of the issuance of the 11.50% Senior Notes were used to repay indebtedness outstanding under the Revolving Credit Facility.

    The Company has entered into two interest rate swap agreements, each of which expires within the next two years, that effectively convert $75 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense.

    In October 1995, Penn Traffic's Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock, of which 45,200 shares have been repurchased. No shares of common stock were repurchased during the first three quarters of Fiscal 1997. Penn Traffic's debt agreements contain limitations on the Company's ability to repurchase its common stock which currently prohibit it from repurchasing any additional shares of its common stock.

    Cash flows to meet the Company's requirements for operating, investing and financing activities in Third Quarter Fiscal 1997 are reported in the Consolidated Statement of Cash Flows. For the thirty-nine week period ended November 2, 1996, the Company experienced a negative cash flow from operating activities of $48.2 million.

    Working capital increased by $49.6 million from February 3, 1996 to November 2, 1996.

    The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements.

    The Company expects to spend approximately $75 million on capital expenditures, including capital leases, during Fiscal 1997. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility, mortgages and new capital leases. Capital expenditures will be principally for new stores, replacement stores and remodeled/expanded store facilities. In Third Quarter Fiscal 1997, the Company opened one new store and completed one expansion.

PART II.  OTHER INFORMATION

    All items which are not applicable or to which the answer is negative have been omitted from this report.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

              Exhibit Number                Description
              --------------                -----------
                  10.50                     Amendment No. 14, dated as of
                                            October 16, to the Loan and
                                            Security Agreement, incorporated
                                            by reference to Exhibit No.
                                            10.50 to Penn Traffic's Report
                                            on Form 8-K dated October 16,
                                            1996.

                  27.1                      Financial Data Schedule.


     (b) Reports on Form 8-K

         On October 16, 1996, the Company filed a report on Form 8-K relating to Amendment No. 14 to its Revolving Credit Facility.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE PENN TRAFFIC COMPANY



   December 13, 1996                        /s/- Eugene R. Sunderhaft
                                            ----------------------------
                                            By:  Eugene R. Sunderhaft
                                                 (Senior Vice President and
                                                 Secretary, Principal Financial
                                                 Officer and Principal
                                                 Accounting Officer)