Form 10-K405
period 1997-02-01
PENN TRAFFIC CO
filed 1997-05-01
CIK 77155

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

                 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended February 1, 1997
                                             OR
               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

Commission file number 1-9930
                                 THE PENN TRAFFIC COMPANY
                  (Exact name of Registrant as specified in its charter)

             DELAWARE                                 25-0716800
     --------------------------------          --------------------------
    (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)              Identification No.)

          1200 State Fair Boulevard, Syracuse, New York 13221-4737
         -----------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (315) 453-7284

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
     Title of each class                                    on which registered
 ------------------------------                          ----------------------
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

                               YES X    NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant was $54,230,614 as of April 24, 1997.

Common Stock $1.25 par value Shares outstanding--10,867,941 as of April 24, 1997

    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement dated May 1, 1997 provided to Registrant's stockholders in connection with the annual meeting of stockholders scheduled for June 3, 1997 are incorporated by reference in Part III of this Form 10-K.

                                FORM 10-K INDEX

-----------------------------------------------------------------------------------------------
PART I                                                                                   PAGE
-----------------------------------------------------------------------------------------------
Item 1.   Business                                                                           3
Item 2.   Properties                                                                        13
Item 3.   Legal Proceedings                                                                 13
Item 4.   Submission of Matters to a Vote of Security Holders                               13
Supplemental Item. Executive Officers of Registrant                                         14
-----------------------------------------------------------------------------------------------
PART II
-----------------------------------------------------------------------------------------------

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                                               17
Item 6.   Selected Financial Data                                                           17
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                               17
Item 8.   Financial Statements and Supplementary Data                                       17
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                               18
-----------------------------------------------------------------------------------------------
PART III
-----------------------------------------------------------------------------------------------
Item 10.  Directors and Executive Officers of Registrant                                58
Item 11.  Executive Compensation                                                            58
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                                    58
Item 13.  Certain Relationships and Related Transactions                                    58
-----------------------------------------------------------------------------------------------
PART IV
-----------------------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                                               59


                                     PART I

ITEM 1. BUSINESS (AS OF FEBRUARY 1, 1997 UNLESS OTHERWISE NOTED)

GENERAL

    The Penn Traffic Company ("Penn Traffic" or the "Company") is one of the leading food retailers in the eastern United States. Penn Traffic operates 265 supermarkets in Pennsylvania, upstate New York, Ohio and northern West Virginia under the names "Big Bear" and "Big Bear Plus" (78 stores), "Bi-Lo Foods" (40 stores), "Insalaco's" (29 stores), "P&C" (66 "P&C" stores and one "Big M" store), "Quality Markets" (42 stores) and "Riverside" (9 stores). Penn Traffic also operates a wholesale food distribution business which serves 114 licensed franchisees and 99 independent operators. Total revenues for the fiscal year ended February 1, 1997 ("Fiscal 1997") aggregated approximately $3.3 billion.

    Approximately 65% of Penn Traffic's retail supermarket revenues are in smaller communities where Penn Traffic believes it virtually always holds the number one or number two market position. The balance of Penn Traffic's retail supermarket revenues are in Columbus, Ohio, Buffalo and Syracuse, New York and Scranton/Wilkes-Barre, Pennsylvania.

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

    Penn Traffic pursues a capital program that seeks to match store size and format to local demographics and competitive conditions. During the five fiscal years ended February 1, 1997, Penn Traffic opened or remodeled approximately 60% of its retail supermarket square footage. These larger, more modern facilities strengthen Penn Traffic's competitive position and enable it to offer its customers a broader variety of specialty departments, including pharmacies, bakeries, delicatessens, floral products, greeting cards and other general merchandise.

    The principal executive offices of Penn Traffic are located at 1200 State Fair Boulevard, Syracuse, New York 13221-4737. The Company's telephone number is
(315) 453-7284.

    Certain statements included in this Part I, Item 1, "Business", and elsewhere in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe", "anticipate", "plan", "expect", "estimate", "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; the success or failure of the Company in implementing its current business strategy; changes in the Company's business strategy; availability, location and terms of sites for store development; availability, terms of development of capital; labor relations; and labor and employee benefit costs.

RETAIL FOOD DISTRIBUTION BUSINESS

    Penn Traffic is one of the leading supermarket retailers in its primary operating areas which include New York, Pennsylvania and Ohio. Penn Traffic's supermarkets are primarily located in towns and small cities.

    Penn Traffic's store sizes and formats vary widely, depending upon the demographic and competitive conditions in each location. For example, "conventional" store formats are generally more appropriate in areas of low population density, while larger areas are better served by full-service supermarkets of up to 65,000 square feet, which contain numerous specialty service departments such as bakeries, delicatessens, floral departments and fresh seafood departments. Penn Traffic's "Plus" format stores range in size from 65,000 to 140,000 square feet. These full service supermarkets carry an expanded variety of nonfood merchandise.

    Penn Traffic's supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh produce, delicatessen, bakery and frozen food products. The stores also offer nonfood products and services such as health and beauty products, housewares, general merchandise, floral items, video rental departments and banking services. In general, Penn Traffic's larger stores carry broader selections of merchandise and feature a larger variety of service departments. Most of the Company's supermarkets are located in shopping centers.

    Selected statistics on Penn Traffic's retail food stores are presented below.

                                                               FISCAL YEAR ENDED
                                     ---------------------------------------------------------------------------------
                                          FEBRUARY 1,      FEBRUARY 3,    JANUARY 28,    JANUARY 29,    JANUARY 30,
                                             1997             1996           1995           1994           1993
                                       -----------------  -------------  -------------  -------------  -------------
                                                           (53 WEEKS)(1)
Average annual revenues per store....  $      10,598,000  $  10,900,000  $  11,648,000  $  11,428,000  $  11,441,000
Total store area in square feet......         10,737,891     10,424,538      9,927,633      8,803,297      7,868,411
Total store selling area in square
  feet...............................          7,780,811      7,527,665      7,140,390      6,333,023      5,684,179
Average total square feet per
  store..............................             40,520         39,338         37,182         37,945         36,260
Average square feet of selling area
  per store..........................             29,362         28,406         26,743         27,298         26,194
Annual revenues per square foot of
  selling area.......................  $          367.52  $      397.13  $      423.43  $      427.72  $      453.00
Number of stores: Remodels/
  expansions (over $100,000).........                  7             15              9             39             12
New stores opened....................                  5             11             12             12             10
Stores acquired......................                  2              2             31(2)          19(3)          29(4)
Stores closed........................                  7             15              8             16             11
Size of stores (total store area):

Up to 19,999 square feet.............                 37             37             39             29             33
20,000--29,999
square feet......                                     52             56             67             60             63
30,000--44,999
square feet......                                     93             95             96             86             73
45,000--60,000
square feet......                                     55             53             48             43             36
Greater than 60,000 square feet......                 28             24             17             14             12
Total stores open at fiscal year-
  end................................                265            265            267            232            217

------------------------

(1) Average annual revenues per store and annual revenues per square foot of selling area are calculated on a 52-week basis.

(2) Includes the addition of 30 of the 45 former Acme stores acquired by the Company in January 1995 which the Company initially expected to operate.

(3) Includes the addition of 12 Insalaco's stores acquired by the Company in September 1993 which the Company initially operated.

(4) Includes the addition of 23 stores acquired from the Peter J. Schmitt Co., Inc. in January 1993 which the Company initially operated.

WHOLESALE FOOD DISTRIBUTION BUSINESS

    Penn Traffic licenses the use of its "Riverside", "Bi-Lo Foods" and "Big M" names to 114 independently-owned supermarkets that are required to maintain certain quality and other standards and 99 independent operators. The majority of these independent stores use Penn Traffic as their primary wholesaler and also receive advertising, accounting, merchandising, consulting and retail counseling services from Penn Traffic. Penn Traffic receives rent from 63 of the licensed independent operators which lease or sublease the supermarket buildings.

    In Fiscal 1997, Penn Traffic's wholesale operations accounted for $401.9 million or 12.2% of total revenues. The incremental volume provided by wholesale operations enhances Penn Traffic's purchasing power and the efficiency of its distribution system.

    At February 1, 1997, Penn Traffic had guaranteed obligations of $0.5 million of indebtedness of certain of such licensed independent operators.

FOOD PROCESSING OPERATIONS

    The Company owns and operates Johnstown Sanitary Dairy ("Sani-Dairy"), a dairy processing plant in Johnstown, Pennsylvania, which is one of the largest dairies in Pennsylvania. Sani-Dairy sells its products to certain Penn Traffic-owned and licensed supermarkets and to other retail outlets located in Pennsylvania and adjoining states.

    Penn Traffic owns and operates Penny Curtiss Bakery ("Penny Curtiss"), a bakery processing plant in Syracuse, New York. This operation primarily supplies certain of the Company's stores and its affiliated accounts with private label fresh and frozen bakery products. In addition, Penny Curtiss supplies several other companies unrelated to Penn Traffic with bakery products.

MASS MERCHANDISING BUSINESS

    During the second quarter of Fiscal 1996, Penn Traffic decided to close 11 of its 15 remaining stand-alone general merchandise stores (Harts) in Ohio. During Fiscal 1997, one of the four remaining Harts stores was converted to a Big Bear Plus store. The other three former Harts stores are now operated under the Company's "Plus" trade name.

PURCHASING AND DISTRIBUTION

    Penn Traffic is a large volume purchaser of products. Penn Traffic's purchases are of sufficient volume to qualify for minimum price brackets for most items. Penn Traffic purchases brand name grocery merchandise directly from national manufacturers. The Company purchases private label products and certain other grocery items from TOPCO Associates, Inc., a national products purchasing cooperative comprising 30 regional supermarket chains. In Fiscal 1997, purchases from TOPCO Associates accounted for approximately 17% of product purchases.

    Penn Traffic's principal Pennsylvania distribution facilities are a Company-owned 390,000-square foot distribution center in DuBois, Pennsylvania and a Company-owned 248,000-square foot distribution center in Scranton, Pennsylvania. Penn Traffic also operates 196,000-square foot and 86,000-square foot distribution centers for perishable products in DuBois and Scranton, Pennsylvania, respectively. In addition, Penn Traffic leases a 70,000-square foot warehouse in DuBois, Pennsylvania, in which Penn Traffic houses grocery products, certain store supplies and aerosol products.

    The principal New York distribution facilities are a Company-owned 498,000-square foot distribution center in Syracuse, New York and a Company-owned 267,000-square foot distribution center in Jamestown, New York. The Company also owns a 217,000-square foot distribution center for perishable products in Syracuse, New York.

    The primary Ohio distribution center is a leased 484,000-square foot dry grocery facility in Columbus, Ohio. Penn Traffic also owns a 208,000-square foot distribution facility for perishable goods in Columbus, Ohio. The Company also leases three additional warehouses totaling 603,000-square feet, in Columbus, Ohio for distribution of general merchandise and health and beauty care items to all Penn Traffic stores.

    Approximately 75% of the merchandise offered in Penn Traffic's retail stores is distributed from its warehouses by its fleet of 343 tractors, 439 refrigerated trailers and 520 dry trailers. Merchandise not delivered from Penn Traffic's warehouses is delivered directly to the stores by manufacturers, distributors, vendor drivers and sales representatives for such products as beverages, snack foods and bakery items.

COMPETITION

    The food retailing business is highly competitive and may be affected by general economic conditions. The number of competitors and the degree of competition experienced by Penn Traffic's supermarkets vary by location. Penn Traffic competes with several multi-regional, regional and local supermarket chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse clubs, discount drug store chains, discount general merchandise chains and "supercenters" (combination supermarket and general merchandise stores). No supermarket company competes against Penn Traffic supermarkets representing 25% or more of the Company's retail supermarket revenues, with the exception of The Kroger Co. and Wegmans Food Markets, Inc., which compete against supermarkets representing approximately 35% and 25% of Penn Traffic's retail supermarket revenues, respectively.

EMPLOYEES

    Labor costs and their impact on product prices are important competitive factors in the supermarket industry. At February 1, 1997, Penn Traffic had approximately 25,500 hourly employees and 1,800 salaried employees.

    Approximately 55% of Penn Traffic's hourly employees belong to the United Food and Commercial Workers Union. An additional 6% of Penn Traffic's hourly employees (principally employed in the distribution function and in the Company's dairy and bakery plants) belong to five other unions. The Company competes with certain independently-owned and chain-owned supermarkets, discount drug stores, warehouse clubs, general merchandise stores, convenience stores and supercenters, whose employees are not union affiliated.

    The Company experienced a work stoppage at its Sani-Dairy division from August 1, 1996 through September 22, 1996 affecting approximately 200 employees. On September 16, 1996, a new five-year contract covering these employees was ratified.

    While management believes that the Company's relations with its employees are good, a prolonged labor dispute could have an adverse effect on the Company.

GOVERNMENT REGULATION

    The United States Department of Agriculture and the Pennsylvania Milk Marketing Board each regulate and inspect all aspects of fluid milk and dairy product production, enforcing strict standards of sanitation, product composition, packaging and labeling, as well as regulating milk and dairy product pricing. All dairy goods producers and distributors must comply with substantially similar standards. Compliance by Penn Traffic with these standards has not had and is not expected to have a significant effect on its earnings or competitive position.

SEASONALITY, CUSTOMERS AND SUPPLIERS

    The supermarket business of Penn Traffic is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of Penn Traffic's consolidated revenues. Groceries, general merchandise and raw materials are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of Penn Traffic's cost of sales except TOPCO Associates, Inc. which accounted for approximately 17% of product purchases in Fiscal 1997.

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

    In August 1988, Penn Traffic acquired P&C Food Markets, Inc. ("P&C"), which operates in a contiguous market to the east of Penn Traffic's historical marketplace. In October 1991, P&C became a wholly-owned subsidiary of the Company, and in April 1993, P&C was merged into the Company. P&C currently operates as a division of the Company. P&C is headquartered in Syracuse, New York and operates 66 "P&C" stores and one "Big M" store, franchises 64 "Big M" stores and provides wholesaling services to 70 independent supermarkets.

    In April 1989, Penn Traffic acquired Big Bear Stores Company ("Big Bear"), a leading food retailer in Columbus and eastern Ohio, which is to the west of Penn Traffic's traditional market area. In April 1993, Big Bear was merged into the Company. Big Bear currently operates as a division of the Company. Big Bear is headquartered in Columbus, Ohio and operates 78 retail supermarkets under the names "Big Bear" and "Big Bear Plus".

    In January 1993, Penn Traffic acquired 28 supermarkets located in western New York and northwestern Pennsylvania from Peter J. Schmitt Co., Inc. Seventeen of the stores are currently being operated by Penn Traffic.

    In September 1993, Penn Traffic acquired the operating assets of Insalaco Supermarkets, Inc. ("Insalaco's"), which consisted of 12 supermarkets in northeastern Pennsylvania.

    In January 1995, Penn Traffic acquired 45 supermarkets owned by American Stores Company which had operated under the Acme trade name. Eighteen of these acquired stores have been closed or sold. The Company is operating the remaining 27 stores under the Bi-Lo Foods, Insalaco's and P&C trade names.

RELATIONSHIP WITH GRAND UNION

    In April 1989, Penn Traffic acquired an indirect ownership interest in the common stock of the parent company of The Grand Union Company ("Grand Union"), which is engaged in the food retailing business. As of February 2, 1991, Penn Traffic had recorded losses which reduced the carrying value of its investment to zero. Penn Traffic's equity interest in Grand Union's parent company became worthless as the result of Grand Union's filing of a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in January 1995.

    In July 1990, P&C (then a subsidiary and now a division of Penn Traffic) and Grand Union entered into an operating agreement (the "New England Operating Agreement") whereby Grand Union acquired the right to operate 13 P&C stores located in New England under the Grand Union name until July 2000. Pursuant to the New England Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor to P&C, which was merged into the Company in April 1993) a minimum annual fee averaging $10.7 million per year during the 10-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to $700,000 per year based upon sales performance of the stores operated by Grand Union. Pursuant to the terms of the New England Operating Agreement, a $15 million prepayment of the operating fee was made by Grand Union to Penn Traffic in July 1992. This prepayment reduced the future payments that Grand Union will make to Penn Traffic pursuant to the terms of the New England Operating Agreement by approximately $3.2 million per year.

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

    If Grand Union does not extend the initial term of the New England Operating Agreement at its expiration in July 2000, or does not exercise the Purchase Option prior to the expiration of the term (or the extended term), or in the event of a default by Grand Union in the performance of its obligations pursuant to the New England Operating Agreement, the stores operated by Grand Union pursuant to the New England Operating Agreement will be returned to operation by Penn Traffic.

ITEM 2. PROPERTIES

    Penn Traffic follows the general industry practice of leasing the majority of its retail supermarket locations. Penn Traffic presently owns 43 and leases 222 of the supermarkets that it operates. The owned supermarkets range in size from 4,300 to 123,000-square feet. The leased supermarkets range in size from 8,100 to 140,000-square feet and are held under leases expiring from 1997 to 2016, excluding option periods. Penn Traffic also owns one supermarket and leases 62 supermarkets which are leased or subleased to independent operators.

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

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are involved in several lawsuits, claims and inquiries, most of which are routine to the nature of the business. Estimates of future liability are based on an evaluation of currently available facts regarding each matter. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated. Based on management's evaluation, the resolution of these matters will not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 1, 1997.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

    Certain information regarding the executive officers of Penn Traffic is set forth as follows:

NAME                                                       AGE                   POSITION WITH PENN TRAFFIC
-----------------------------------------------------      ---      -----------------------------------------------------
Gary D. Hirsch                                                 47   Chairman and Director

Martin A. Fox                                                  43   Director, Vice Chairman--Finance and Assistant
                                                                    Secretary
Phillip E. Hawkins                                             45   Director, President and Chief Executive Officer

Stephen V. Breech                                              55   Senior Vice President and President of Big Bear
                                                                    Division
Nick Campbell                                                  38   Senior Vice President--Marketing

Roy M. Flood                                                   56   Senior Vice President and President of P&C Foods
                                                                    Division
Eugene R. Sunderhaft                                           49   Senior Vice President--Finance and Secretary (Chief
                                                                    Financial Officer)
David A. Adamsen                                               45   Vice President--Manufacturing

Larry B. Ammons                                                45   Vice President and President of Riverside Markets
                                                                    Division
Michael T. Del Viscio                                          48   Vice President--Nonfood Merchandising

Bradley W. Melvin                                              47   Vice President--Operations Support

Francis D. Price, Jr.                                          47   Vice President, General Counsel and Assistant
                                                                    Secretary
Randall J. Sweeney                                             45   Vice President and General Manager of Quality Markets
                                                                    Division
H. Phillip Williams                                            48   Vice President, Construction and Engineering

    Each of the executive officers is a citizen of the United States.

    Mr. Hirsch has been a Director and Chairman of Penn Traffic since 1987. Mr. Hirsch has been a general partner and the managing partner of MTH (broker-dealer) since March 1982 and a Managing Director of MTH Holdings, Inc. ("MTH Holdings") since November 1983. He is Chairman, President and a Director of RAC Partners, Inc. ("RAC Partners"), the sole general partner of Riverside Acquisition Company, Limited Partnership ("RAC"). Mr. Hirsch was Chairman and a Director of Grand Union Holdings Corporation ("Grand Union Holdings") (food distribution holding company) between 1989 and March 1996 and of certain of its subsidiaries for certain periods between 1992 and March 1996.

    Mr. Fox has been Director and Vice Chairman--Finance since February 1993. Mr. Fox was a Vice President of the Company from 1989 until February 1993. Mr. Fox has been Assistant Secretary of Penn Traffic since 1989. Mr. Fox has been Executive Vice President of MTH since 1988. Mr. Fox was a Vice President of Grand Union Holdings between 1989 and March 1996, a Director of Grand Union Holdings between 1992 and March 1996 and a Director and Vice President of certain of its subsidiaries for certain periods between 1989 and March 1996.

    Mr. Hawkins has been a Director and the President and Chief Executive Officer of the Company since April 1, 1997. Prior to joining Penn Traffic, Mr. Hawkins spent twenty-nine years at Vons Companies, where he held various management positions including Senior Vice President, Stores (from 1994 until March 1997), Group Vice President, Perishables (from 1992 until 1994), Vice President and General Manager, Pavilions Operations (from 1991 until 1992), and Vice President, Sales and Marketing (from 1989 until 1991).

    Mr. Breech has been Senior Vice President of Penn Traffic and President of the Big Bear division since September 1995. Mr. Breech was Senior Vice President of Store Operations of Big Bear until September 1995. He was Vice President of Construction and Real Estate of Big Bear from 1989 until 1995. Mr. Breech served in various other positions at Big Bear between 1958 and 1989.

    Mr. Campbell has been Senior Vice President of Marketing of Penn Traffic since April 15, 1997. Mr. Campbell was Vice President of Sales and Merchandising of the P&C division from 1995 until April 1997. Mr. Campbell served in various other positions at Big Bear between 1976 and 1995.

    Mr. Flood has been Senior Vice President of Penn Traffic and President of the P&C division since January 1995. Mr. Flood was Executive Vice President of Merchandising of the Big Bear division from 1990 until January 1995. He was Vice President of Sales and Merchandising of P&C from 1986 until 1990 and served in various other positions at P&C between 1977 and 1986.

    Mr. Sunderhaft has been Senior Vice President--Finance of Penn Traffic since January 1995 and has been Chief Financial Officer and Secretary of Penn Traffic since May 1993. Mr. Sunderhaft had been a Vice President of Penn Traffic from May 1993 until January 1995 and was Treasurer of Penn Traffic from May 1993 until April 1995. He became Vice President -Finance and Chief Financial Officer of the P&C division in 1989 and served in various other positions at P&C between 1972 and 1989.

    Mr. Adamsen has been Vice President of Manufacturing of Penn Traffic since September 1994 and President of Penny Curtiss since 1986. Mr. Adamsen served in various other positions at Penny Curtiss between 1974 and 1986.

    Mr. Ammons has been Vice President of Penn Traffic and President of the Riverside division since April 1996. Mr. Ammons was Executive Vice President of Riverside from 1990 until April 1996. Mr. Ammons served in various other positions at Penn Traffic divisions between 1966 and 1990.

    Mr. Del Viscio has been Vice President of Nonfood Merchandising of Penn Traffic since July 1995. Mr. Del Viscio was Senior Vice President of General Merchandise for Montgomery Ward from September 1994 until July 1995. From June 1991 until September 1994, Mr. Del Viscio was Senior Vice President and General Merchandise Manager for Hess Department Stores.

    Mr. Melvin has been Vice President--Operations Support since April 21, 1997. Mr. Melvin was Director of Operations Support of Vons Companies from 1992 until April 1997. Mr. Melvin served in various other positions at Vons between 1970 and 1992.

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

    Mr. Williams has been Vice President, Construction and Engineering of Penn Traffic since April 1996. He was Vice President, Construction and Engineering of the Big Bear division from October 1995 until April 1996. Mr. Williams served in various other positions at Big Bear between 1970 and 1995.

    In January 1995, Grand Union filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"). Grand Union emerged from Chapter 11 reorganization in June 1995. In February 1995, an involuntary Chapter 11 petition was filed in the Bankruptcy Court against Grand Union Capital Corporation ("Grand Union Capital"), of which Grand Union was a wholly-owned subsidiary. Grand Union Capital consented to the entry of an order for relief on the involuntary Chapter 11 petition and, in February 1995, Grand Union Holdings filed a voluntary Chapter 11 petition in the Bankruptcy Court. Grand Union Capital's and Grand Union Holdings' Bankruptcy Court proceedings were completed in March 1996. Following completion of these proceedings, Grand Union Capital and Grand Union Holdings were dissolved. At the time the Chapter 11 petitions were filed, Messrs. Hirsch and Fox were directors and executive officers of Grand Union, Grand Union Capital and Grand Union Holdings. Messrs. Hirsch and Fox resigned as directors and officers of Grand Union in June 1995, and ceased to be directors and executive officers of Grand Union Capital and Grand Union Holdings upon the dissolutions of these companies in March 1996.

    There are no family relationships between the executive officers of Penn Traffic. The term of office of executive officers is for a one-year period beginning on the date of the annual meeting of stockholders, which is normally held in June of each year.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

    Penn Traffic's common stock is listed on the New York Stock Exchange and was held by approximately 491 stockholders of record on February 1, 1997.

    Common stock information is provided on Page 18 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

    The comparative summary of selected financial data of Penn Traffic for the five years ended February 1, 1997 appears on Pages 19 through 21 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations appears on Pages 22 through 29 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               -----
Report of Independent Accountants......................................................          30
Consolidated Financial Statements:
Statement of Operations for each of the three fiscal years ended February 1, 1997......          31
Balance Sheet as of February 1, 1997 and February 3, 1996..............................          32
Statement of Stockholders' Equity for each of the three fiscal years ended February 1,
  1997.................................................................................          34
Statement of Cash Flows for each of the three fiscal years ended February 1, 1997......          35
Notes to Consolidated Financial Statements.............................................          37
Financial Statement Schedule for the three years ended February 1, 1997:
Schedule VIII--Valuation and Qualifying Accounts.......................................          68

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

NONE

    Quarterly Financial Data (Unaudited)

    Summarized below is quarterly financial data for the fiscal years ended February 1, 1997 and February 3, 1996.

                                              FISCAL 1997                                     FISCAL 1996
                             ----------------------------------------------  ----------------------------------------------
                                1ST         2ND         3RD         4TH         1ST         2ND         3RD         4TH
                                                                                                                 (14 WEEKS)
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                    (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Total revenues.............  $  827,658  $  842,764  $  811,125  $  814,915  $  860,028  $  884,229  $  844,619  $  947,766
Gross margin...............  $  191,662  $  194,181  $  180,682  $  198,556  $  197,579  $  198,372  $  192,647  $  223,405
Net (loss) income
  applicable to common
  stock (1) (2)............  $   (9,029) $  (10,149) $  (15,924) $   (6,328) $      129  $  (51,704) $     (350) $  (27,700)
Per common share data:
Net (loss) income..........  $    (0.83) $    (0.93) $    (1.46) $    (0.58) $     0.01  $    (4.76) $    (0.03) $    (2.55)


    No dividends on common stock were paid during Fiscal 1997 and Fiscal 1996.

Other data:
Depreciation and
  amortization................  $  22,822  $  22,980  $  23,397  $  23,506  $  23,145  $  22,607  $  22,347  $  24,380
LIFO provision (benefit)......  $   1,000  $     825  $     825  $    (275)            $     858  $     859  $  (2,389)
Market value per common share:
High..........................  $  16 7/8  $  13 3/4  $  12 5/8  $   5 3/8  $  37 3/4  $  35 1/2  $  23 1/4  $  17 3/8
Low...........................  $      13  $   7 1/2  $   4 7/8  $   2 3/8  $  30 1/2  $  22 1/2  $  11 1/8  $  10 7/8

------------------------

(1) During the second quarter of Fiscal 1996, the Company recorded certain expenses totaling $65.2 million ($51.9 million net of tax benefit) associated with the closure of the stand-alone general merchandise business (Harts), a write-down of assets that the Company will no longer utilize in its business and the Company's expense reduction program.

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

CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY

    Set forth below is selected historical consolidated financial data of Penn Traffic for the five fiscal years ended February 1, 1997. Due to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the fiscal year ended February 3, 1996 ("Fiscal 1996"), and the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" at the beginning of the fiscal year ended January 28, 1995, comparisons of the consolidated financial results among years are not necessarily meaningful.

    The selected historical consolidated financial data for the five fiscal years ended February 1, 1997 are derived from the consolidated financial statements of Penn Traffic which have been audited by Price Waterhouse LLP, independent accountants. The selected historical consolidated financial data should be read in conjunction with the Penn Traffic consolidated financial statements and related notes included elsewhere herein.

STATEMENT OF OPERATIONS

                                                               AS OF AND FOR THE FISCAL YEAR ENDED
                                               --------------------------------------------------------------------
                                                             FEBRUARY 3,
          (IN THOUSANDS OF DOLLARS,            FEBRUARY 1,       1996      JANUARY 28,   JANUARY 29,   JANUARY 30,
           EXCEPT PER SHARE DATA)                  1997       (53 WEEKS)       1995          1994          1993
---------------------------------------------  ------------  ------------  ------------  ------------  ------------

Total revenues...............................  $  3,296,462  $  3,536,642  $  3,333,225  $  3,171,600  $  2,832,949
Cost of sales................................     2,531,381     2,724,639     2,570,708     2,464,853     2,230,493
Selling and administrative expenses..........       684,558       670,387       606,782       559,729       475,839
Unusual item (1).............................                      65,237                       6,400
Write-down of long-lived assets (2)..........                      46,847
                                               ------------     ---------    ----------    ----------     ---------
Operating income.............................        80,523        29,532       155,735       140,618       126,617
Interest expense.............................       144,854       136,359       117,859       117,423       115,814
                                               ------------     ---------    ----------    ----------     ---------
(Loss) income before income taxes,
  extraordinary item and cumulative effect of
  change in accounting principle.............       (64,331)     (106,827)       37,876        23,195        10,803
(Benefit) provision for income taxes.........       (22,901)      (27,202)       15,851        15,019         6,812
                                               ------------     ---------    ----------    ----------     ---------
(Loss) income before extra-ordinary item and
  cumulative effect of change in accounting
  principle..................................       (41,430)      (79,625)       22,025         8,176         3,991
Extraordinary item (net of tax benefit)(3)...                                    (3,025)      (25,843)      (10,823)
                                               ------------     ---------    ----------    ----------     ---------
(Loss) income before cumulative effect of
  change in accounting principle.............       (41,430)      (79,625)       19,000       (17,667)       (6,832)
Cumulative effect of change in accounting
  principle (net of tax benefit) (4).........                                    (5,790)
                                               ------------     ---------    ----------    ----------     ---------
Net (loss) income............................       (41,430)      (79,625)       13,210       (17,667)       (6,832)
Preferred dividends..........................                                                    (159)         (968)
                                               ------------     ---------    ----------    ----------     ---------
Net (loss) income applicable to common
  stock......................................  $    (41,430) $    (79,625) $     13,210  $    (17,826) $     (7,800)
                                               ------------     ---------    ----------    ----------     ---------
                                               ------------     ---------    ----------    ----------     ---------



Per Share Data:
(Loss) income before extra-ordinary item and
  cumulative effect of change in accounting
  principle (after preferred dividends)......  $      (3.81) $      (7.32) $       1.97  $       0.76  $       0.37
Extraordinary item...........................                                     (0.27)        (2.45)        (1.31)
Cumulative effect of change in accounting
  principle..................................                                     (0.52)
                                                ------------     ---------    ----------    ----------     ---------
Net (loss) income (5)........................  $      (3.81) $      (7.32) $       1.18  $      (1.69) $      (0.94)
                                                ------------     ---------    ----------    ----------     ---------
                                                ------------     ---------    ----------    ----------     ---------

    No dividends on common stock have been paid during the past five fiscal years.

Balance Sheet Data:
 Total assets.......................              $1,704,119    $1,760,146    $1,793,966    $1,632,901    $1,417,230
 Total funded indebtedness..........               1,398,991     1,341,657     1,277,276     1,166,025     1,005,136
 Redeemable preferred stock.........                                                                          11,477
 Stockholders' equity...............                 (96,755)      (53,271)       32,927        14,982       (40,488)

Other Data:
 Depreciation and amortization......                  92,705        92,479        87,811        82,869        72,787
 LIFO provision (benefit)...........                   2,375          (672)        2,792           103           479
 Capital expenditures, including
  capital leases and
  acquisitions.....................                   69,785       136,139       202,357       182,730       144,718
 Cash interest expense.............                  140,289       132,062       113,664       113,270       111,478

Footnotes:

(1) During Fiscal 1996, the Company recorded an unusual item of $65.2 million, which was related primarily to the closure of its stand-alone general merchandise business (Harts), a write-down of assets that the Company will no longer utilize in its business and the Company's expense reduction program.

    During the fiscal year ended January 29, 1994 ("Fiscal 1994"), the
    Company recorded certain expenses totaling $6.4 million classified as an unusual item. This unusual item was comprised of $4.0 million related to a voluntary employee separation program at the Company's P&C division and $2.4 million related to the realignment of certain operations.

(2) As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, the Company recorded a noncash charge of $46.8 million related primarily to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's supermarkets.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements included in this Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe", "anticipate", "plan", "expect", "estimate", "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; the success or failure of the Company in implementing its current business strategy; changes in the Company's business strategy; availability, location and terms of sites for store development; availability, terms and development of capital; labor relations; and labor and employee benefit costs.

RESULTS OF OPERATIONS

    Fiscal Year Ended February 1, 1997 ("Fiscal 1997") Compared to Fiscal Year Ended February 3, 1996 ("Fiscal 1996")

    Fiscal 1997 was a 52-week year and Fiscal 1996 was a 53-week year.

    The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1997 and Fiscal 1996:

                                                                               PERCENTAGE OF TOTAL
                                                                                     REVENUES
                                                                                   FISCAL YEAR
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
Total revenues...............................................................      100.0%     100.0%
Gross profit (1).............................................................       23.2       23.0
Selling and administrative expenses..........................................       20.8       19.0
Unusual item.................................................................                   1.9
Write-down of long-lived assets..............................................                   1.3
Operating income.............................................................        2.4        0.8
Interest expense.............................................................        4.4        3.8
(Loss) before income taxes...................................................       (2.0)      (3.0)

------------------------

(1) Total revenues less cost of goods sold.

    Total revenues for Fiscal 1997 decreased 6.8% to $3.30 billion (52 weeks) from $3.54 billion in Fiscal 1996 (53 weeks). Same store sales for Fiscal 1997 decreased by 3.4% from Fiscal 1996 (calculated on a comparable week basis).

    The decrease in total revenues was primarily the result of the closure of the stand-alone general merchandise business (Harts), a decline in same store sales, a decline in wholesale revenues and the fact that Fiscal 1997 was a 52-week year while Fiscal 1996 was a 53-week year.

    Fiscal 1996 revenues included $44.4 million generated by 11 of the Company's former general merchandise stores (Harts) and two former Acme stores, which were closed during Fiscal 1996. Excluding these closed stores, revenues for Fiscal 1997 decreased 5.6% from Fiscal 1996. Wholesale supermarket revenues decreased in Fiscal 1997 to $401.9 million from $429.4 million in Fiscal 1996.

    In Fiscal 1997, gross profit as a percentage of total revenues was 23.2% compared to 23.0% in Fiscal 1996. The increase in gross profit as a percentage of total revenues primarily resulted from the positive impact of the Company's merchandising initiatives implemented during Fiscal 1997 and the classification of certain expenses (approximately $9.7 million) as selling and administrative expenses in Fiscal 1997 which had been recorded in cost of goods sold in Fiscal 1996. These factors were partially offset by an increase in certain buying and occupancy costs as a percentage of revenues during a period of low price inflation and a decline in same store sales.

    Selling and administrative expenses as a percentage of total revenues increased to 20.8% for Fiscal 1997 from 19.0% in Fiscal 1996. The increase in selling and administrative expenses as a percentage of total revenues in Fiscal 1997 primarily resulted from (1) increased payroll related to the Company's repositioning program which emphasizes increased levels of customer service and enhanced perishables departments in stores, (2) an increase in fixed and semi-fixed expenses as a percentage of total revenues during a period of low price inflation and a decrease in same store sales and (3) the classification of certain expenses (approximately $9.7 million) as selling and administrative expenses in Fiscal 1997 which had been recorded in cost of goods sold in Fiscal 1996.

    During the second quarter of Fiscal 1996, the Company recorded certain expenses totaling $65.2 million ($51.9 million net of tax benefit) classified as an unusual item. The unusual item was related to the closure of the stand-alone general merchandise business (Harts), the write-off of equipment which the Company determined would no longer utilize in its business, costs incurred in connection with the Company's expense reduction program and an increase in the Company's closed store reserve (Note 6).

    As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). As a result of this adoption, the Company recorded a noncash charge of $46.8 million. This charge primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's 265 supermarkets. No assets were written down in Fiscal 1997 (Note 7).

    Depreciation and amortization expense of $92.7 million in Fiscal 1997 and $92.5 million in Fiscal 1996 represented 2.8% and 2.6% of total revenues, respectively.

    The Company experienced a work stoppage at its Sani-Dairy division from August 1, 1996 through September 22, 1996. Operating income was reduced by approximately $2.5 million for Fiscal 1997 as a result of this work stoppage.

    Operating income for Fiscal 1997 was $80.5 million or 2.4% of total revenues compared to $29.5 million or 0.8% of total revenues in Fiscal 1996. Excluding the effect of the unusual item and the write-down of certain impaired long-lived assets, operating income for Fiscal 1996 was $141.6 million or 4.0% of total revenues. The decrease in operating income (excluding the effect of the unusual item and the write-down of certain impaired long-lived assets in Fiscal 1996) as a percentage of total revenues in Fiscal 1997 was the result of an increase in selling and administrative expenses as a percentage of total revenues partially offset by an increase in gross profit as a percentage of total revenues.

    Interest expense for Fiscal 1997 and Fiscal 1996 was $144.9 million and $136.4 million, respectively. The increase in interest expense primarily resulted from the higher debt levels outstanding during Fiscal 1997.

    Loss before income taxes was $64.3 million for Fiscal 1997 compared to a loss of $106.8 million for Fiscal 1996. Excluding the effect of the unusual item and the write-down of certain impaired long-lived assets, income before income taxes was $5.3 million in Fiscal 1996. The reason for the increase in loss before income taxes in Fiscal 1997 (excluding the effect of the unusual item and the write-down of certain impaired long-lived assets in Fiscal 1996) was the decrease in operating income in Fiscal 1997 combined with an increase in interest expense.

    The income tax benefit for Fiscal 1997 was $22.9 million compared to a benefit of $27.2 million in Fiscal 1996. The income tax benefit for Fiscal 1996 included a $32.4 million benefit associated with the unusual item and the write-down of certain impaired long-lived assets. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the amortization of nondeductible goodwill (Note 4).

    Fiscal Year Ended February 3, 1996 ("Fiscal 1996") Compared to Fiscal Year Ended January 28, 1995 ("Fiscal 1995")

    Fiscal 1996 was a 53-week year and Fiscal 1995 was a 52-week year.

    The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1996 and Fiscal 1995:

                                                                               PERCENTAGE OF TOTAL
                                                                                     REVENUES
                                                                                   FISCAL YEAR
                                                                               --------------------
                                                                                 1996       1995
                                                                               ---------  ---------
Total revenues...............................................................      100.0%     100.0%
Gross profit (1).............................................................       23.0       22.9
Selling and administrative expenses..........................................       19.0       18.2
Unusual item.................................................................        1.9
Write-down of long-lived assets..............................................        1.3
Operating income.............................................................        0.8        4.7
Interest expense.............................................................        3.8        3.6
(Loss) income before income taxes, extraordinary item and cumulative effect
  of change in accounting principle..........................................       (3.0)       1.1

------------------------

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

    As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). As a result of this adoption, the Company recorded a noncash charge of $46.8 million. This charge primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's 265 supermarkets. The adoption of SFAS 121 will result in reduced depreciation and amortization expense in future years (Note 7).

    Depreciation and amortization expense of $92.5 million in Fiscal 1996 and $87.8 million in Fiscal 1995 represented 2.6% of total revenues in both years. The increase in depreciation and amortization expense is the result of the Company's capital investment program and the acquisition of 45 former Acme stores.

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

LIQUIDITY AND CAPITAL RESOURCES

    Payments of interest and principal on the Company's approximately $1.3 billion of long-term debt (excluding capital leases) will restrict funds available to the Company to finance capital expenditures and working capital. Principal payments of long-term debt due during Fiscal 1998, 1999 and 2000 total $3.7 million, $3.0 million and $2.5 million, respectively.

    During Fiscal 1997, the Company's internally generated funds from operations and amounts available under the revolving credit facility described below, provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

    The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. The interest rate on borrowings as to which the Company elects a LIBOR-based rate option is LIBOR plus 2.75%, and the interest rate on borrowings as to which the Company elects a prime-based rate option is prime plus 1.5%. As of February 1, 1997, additional availability under the Revolving Credit Facility was $108.3 million.

    In April 1996, the Company issued $100 million of 11.50% Senior Notes due April 15, 2006 (the "11.50% Senior Notes") in an underwritten public offering. During the first quarter of Fiscal 1997, the Company elected to use the proceeds of the issuance of the 11.50% Senior Notes to repay indebtedness then outstanding under the Revolving Credit Facility.

    The Company has two interest rate swap agreements outstanding, both of which expire within the next two years, that effectively convert $75 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense. For Fiscal 1997, the Company recorded $0.2 million of net interest income related to these agreements and an additional interest rate swap agreement that expired during Fiscal 1997.

    In October 1995, Penn Traffic's Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock, of which 45,200 shares were repurchased in Fiscal 1996. No shares of common stock were repurchased during Fiscal 1997. Penn Traffic's debt agreements contain limitations on the Company's ability to repurchase its common stock which currently prohibit it from repurchasing any additional shares of its common stock.

    Cash flows to meet the Company's requirements for operating, investing and financing activities during Fiscal 1997 are reported in the Consolidated Statement of Cash Flows. During the fiscal year ended February 1, 1997, the Company's net cash used in operating activities was $1.3 million and net cash used in investing activities was $33.3 million. These amounts were financed by net cash provided by financing activities of $29.2 million and a decrease in cash of $5.3 million. During the fiscal year ended February 3, 1996, the Company's net cash used in investing activities was $121.5 million and the Company had a $12.1 million increase in cash. These amounts were financed by net cash provided by operating activities of $80.7 million and net cash provided by financing activities of $52.9 million. During the fiscal year ended January 28, 1995, the Company's net cash used in investing activities was $194.8 million. This amount was financed by net cash provided by operating activities of $56.2 million, net cash provided by financing activities of $102.6 million and a decrease in cash of $35.9 million.

    Working capital increased $15.2 million from February 3, 1996 to February 1, 1997.

    The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements for the fiscal year ended and as of February 1, 1997.

    The Company's debt agreements provide restrictive covenants on the payment of dividends to its stockholders. As of February 1, 1997, no dividend payments to the Company's stockholders could have been made under the most restrictive of these limitations.

    During Fiscal 1997, the Company opened two new stores, acquired two stores, opened three replacement stores and completed seven remodels. Capital expenditures (including capitalized leases) were approximately $69.8 million for Fiscal 1997.

    During the fiscal year ending January 31, 1998, the Company expects to invest approximately $40 million on capital expenditures (including capital leases). Penn Traffic expects to finance such capital expenditures (including capital leases) through cash generated from operations, as well as amounts available under the Revolving Credit Facility and additional capital lease obligations. Capital expenditures will be principally for new stores, store remodels and investments in technology.

                             (Price Waterhouse LLP Letterhead)



                                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
The Penn Traffic Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Penn Traffic Company and its subsidiaries (the "Company") at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February
1, 1997, in conformity with generally accepted accounting principles.   These
financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by managements, and evaluating the overall fianncial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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




/s/  Price Waterhouse LLP
-------------------------
PRICE WATERHOUSE LLP
Syracuse, New York
March 4, 1997

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               52 WEEKS ENDED       53 WEEKS ENDED         52 WEEKS ENDED
                                                                 FEBRUARY 1,          FEBRUARY 3,           JANUARY 28,
                                                                    1997                 1996                  1995
                                                               ---------------      ---------------       ---------------
                                                                 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenues...............................................   $   3,296,462      $   3,536,642          $   3,333,225
Costs and Operating Expenses:
Cost of sales (including buying and occupancy cost)..........       2,531,381          2,724,639              2,570,708
Selling and administrative expenses..........................         684,558            670,387                606,782
Unusual item (Note 6)........................................                             65,237
Write-down of long-lived assets (Note 7).....................                             46,847
                                                               ---------------    ---------------        ---------------
Operating Income.............................................          80,523             29,532                155,735
Interest expense.............................................         144,854            136,359                117,859
                                                               ---------------    ---------------        ---------------
(Loss) Income Before Income Taxes, Extraordinary Item and
  Cumulative Effect of Change in Accounting Principle........         (64,331)          (106,827)                37,876
(Benefit) provision for income taxes (Note 4)................         (22,901)           (27,202)                15,851
                                                               ---------------    ---------------          ---------------
(Loss) Income Before Extraordinary Item and Cumulative Effect
  of Change in Accounting Principle..........................         (41,430)           (79,625)                22,025
Extraordinary item (net of tax benefit) (Note 12)............                                                    (3,025)
                                                               ---------------    ---------------        ---------------
(Loss) Income Before Cumulative Effect of Change in
  Accounting Principle.......................................         (41,430)           (79,625)                19,000
Cumulative effect of change in accounting principle (net of
  tax benefit) (Note 3)......................................                                                    (5,790)
                                                               ---------------    ---------------        ---------------
Net (Loss) Income............................................   $     (41,430)     $     (79,625)         $      13,210
                                                               ---------------    ---------------        ---------------
                                                               ---------------    ---------------        ---------------
Per Share Data:
(Loss) Income before extraordinary item and cumulative effect
  of change in accounting principle..........................   $       (3.81)     $       (7.32)         $        1.97
Extraordinary item...........................................                                                     (0.27)
Cumulative effect of change in accounting principle..........                                                     (0.52)
                                                               ---------------    ---------------       ---------------
Net (loss) income............................................   $       (3.81)     $       (7.32)         $        1.18
                                                               ---------------    ---------------       ---------------
                                                               ---------------    ---------------       ---------------
Average number of common shares and equivalents
  outstanding................................................      10,864,916         10,870,418             11,169,337
                                                               ---------------    ---------------       ---------------
                                                               ---------------    ---------------       ---------------

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET



                                                             FEBRUARY 1,   FEBRUARY 3,
                                                                1997         1996
                                                            ------------  ------------
                                                             (IN THOUSANDS OF DOLLARS)
                           ASSETS

Current Assets:
Cash and short-term investments (Note 1)...                 $   53,240    $     58,585
Accounts and notes receivable (less
  allowance for doubtful accounts of $2,867
  and $1,483, respectively)................                     71,874          83,519
Inventories (Note 1).......................                    340,009         356,309
Prepaid expenses and other current
  assets...................................                     17,266          15,717
                                                           ------------     ----------
                                                               482,389         514,130
                                                           ------------     ----------
Facilities Under Capital Leases (Note 5):
Capital leases.............................                    201,154         183,654
Less: Accumulated amortization.............                    (69,083)        (61,125)
                                                           ------------     ----------
                                                               132,071         122,529
                                                           ------------     ----------
Fixed Assets (Note 1):
Land.......................................                     24,602          29,306
Buildings..................................                    204,755         195,042
Furniture and fixtures.....................                    483,799         448,206
Vehicles...................................                     17,775          18,262
Leaseholds and improvements................                    210,171         222,133
                                                           ------------     ----------
                                                               941,102         912,949
Less: Accumulated depreciation.............                   (369,796)       (310,509)
                                                           ------------     ----------
                                                               571,306         602,440
                                                           ------------     ----------
Other Assets:
Goodwill, net (Note 1).....................                    422,816         431,394
Other assets and deferred charges, net.....                     95,537          89,653
                                                           ------------     ----------
                                                               518,353         521,047
                                                           ------------     ----------
Total Assets...............................                 $1,704,119    $  1,760,146
                                                           ------------     ----------
                                                           ------------     ----------

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                              FEBRUARY 1,    FEBRUARY 3,
                                                                 1997          1996
                                                             ------------   ------------
                                                              (IN THOUSANDS OF DOLLARS)
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of obligations under capital
  leases (Note 5)...........................                 $   13,541     $     11,735
Current maturities of long-term debt (Note
  2)........................................                      3,736            2,728
Trade accounts and drafts payable...........                    159,579          208,880
Payroll and other accrued liabilities.......                     82,654           82,154
Accrued interest expense....................                     35,664           33,812
Payroll taxes and other taxes payable.......                     13,476           16,880
Deferred income taxes (Note 4)..............                     31,029           30,385
                                                             ------------    ------------
                                                                339,679          386,574
                                                             ------------    ------------
Noncurrent Liabilities:
Obligations under capital leases (Note 5)...                    134,976          126,197
Long-term debt (Note 2).....................                  1,246,738        1,200,997
Deferred income taxes (Note 4)..............                     23,876           38,789
Other noncurrent liabilities................                     55,605           60,860
                                                             ------------    ------------
                                                              1,461,195        1,426,843
                                                             ------------    ------------
Total Liabilities...........................                  1,800,874        1,813,417
                                                             ------------    ------------
Stockholders' Equity (Note 8):
Preferred stock--authorized 10,000,000
  shares, $1.00 par value; none issued
Common stock--authorized 30,000,000
  shares, $1.25 par value; 10,869,441 shares
  and 10,840,849 shares issued and outstanding,
  respectively..............................                     13,641           13,606
Capital in excess of par value..............                    180,412          180,029
Retained deficit............................                   (280,668)        (235,223)
Minimum pension liability adjustment (Note
  3)........................................                     (8,730)          (6,606)
Unearned compensation (Note 8)..............                       (785)          (4,452)
Treasury stock, at cost (Note 8)............                       (625)            (625)
                                                             ------------     ------------
Total Stockholders' Equity..................                    (96,755)         (53,271)
                                                             ------------     ------------
Total Liabilities and Stockholders'
  Equity....................................                 $1,704,119     $  1,760,146
                                                             ------------    ------------
                                                             ------------    ------------

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          MINIMUM
                                               CAPITAL IN                 PENSION                                 TOTAL
                                     COMMON    EXCESS OF    RETAINED     LIABILITY     UNEARNED     TREASURY   STOCKHOLDERS'
                                      STOCK    PAR VALUE     DEFICIT    ADJUSTMENT   COMPENSATION     STOCK       EQUITY
                                    ---------  ----------  -----------  -----------  -------------  ---------  ------------
                                                                   (IN THOUSANDS OF DOLLARS)
January 29, 1994..................  $  13,550  $  179,087  $  (162,924)  $  (4,963)    $  (9,768)               $   14,982
Net income........................                              13,210                                              13,210
Exercise of 7,550 common stock
  option shares (Note 8)..........          9         119                                                              128
Cancellation of 1,000 restricted
  stock shares (Note 8)...........         (1)        (41)          42
Minimum pension liability
  adjustment (Note 3).............                                           4,607                                   4,607
Unearned compensation adjustment
  (Note 8)........................                                  (9)                        9
                                    ---------  ----------  -----------  -----------  -------------  ---------  ------------
January 28, 1995..................     13,558     179,165     (149,681)       (356)       (9,759)                   32,927
Net loss..........................                             (79,625)                                            (79,625)
Exercise of 24,348 common stock
  option shares (Note 8)..........         31         271                                                              302
Issuance of 23,500 restricted
  stock shares (Note 8)...........         29         849                                   (878)
Cancellation of 9,500 restricted
  stock shares (Note 8)...........        (12)       (256)         268
Minimum pension liability
  adjustment (Note 3).............                                          (6,250)                                 (6,250)
Unearned compensation adjustment
  (Note 8)........................                              (6,185)                    6,185
Treasury stock, at cost (Note
  8)..............................                                                                  $    (625)        (625)
                                    ---------  ----------  -----------  -----------  -------------  ---------  ------------
February 3, 1996..................     13,606     180,029     (235,223)     (6,606)       (4,452)        (625)     (53,271)
Net loss..........................                             (41,430)                                            (41,430)
Exercise of 5,592 common stock
  option shares (Note 8)..........          7          63                                                               70
Issuance of 23,500 restricted
  stock shares (Note 8)...........         29         323                                   (352)
Cancellation of 500 restricted
  stock shares (Note 8)...........         (1)         (3)           4
Minimum pension liability
  adjustment (Note 3).............                                          (2,124)                                 (2,124)
Unearned compensation adjustment
  (Note 8)........................                              (4,019)                    4,019
                                    ---------  ----------  -----------  -----------  -------------  ---------  ------------

February 1, 1997..................  $  13,641  $  180,412  $  (280,668)  $  (8,730)    $    (785)   $    (625)  $  (96,755)
                                    ---------  ----------  -----------  -----------  -------------  ---------  ------------
                                    ---------  ----------  -----------  -----------  -------------  ---------  ------------


        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                                                                 FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,
                                                                    1997             1996             1995
                                                               ---------------  ---------------  ---------------
                                                                           (IN THOUSANDS OF DOLLARS)
Operating Activities:
Net (loss) income............................................    $   (41,430)     $   (79,625)     $    13,210
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
Cumulative effect of change in accounting principle..........                                            5,790
Depreciation and amortization................................         76,328           75,375           72,853
Amortization of intangibles..................................         16,377           17,104           14,958
(Decrease) increase in deferred taxes........................        (12,792)         (31,808)           3,902
Write-off of fixed assets....................................                          16,416
Write-off of intangible assets...............................                          32,809
Write-down of long-lived assets..............................                          46,847
Other--net...................................................         (9,468)         (13,888)          (8,147)
Net change in assets and liabilities:
Accounts receivable and prepaid expenses.....................          7,872           (3,894)         (24,031)
Inventories..................................................         16,568           29,659          (37,513)
Accounts payable and accrued expenses........................        (50,388)          (6,653)          11,637
Deferred charges and other assets............................         (4,361)          (1,649)           3,577
                                                               ---------------  ---------------  ---------------
Net Cash (Used in) Provided by Operating Activities..........         (1,294)          80,693           56,236
                                                               ---------------  ---------------  ---------------
Investing Activities:
Capital expenditures.........................................        (67,828)        (124,963)        (121,324)
Proceeds from sale-and-leaseback transactions................         22,151
Proceeds from sale of assets.................................         12,297            3,423            2,020
Acquisition of Acme stores...................................                                          (75,500)
Other--net...................................................             96                                (2)
                                                               ---------------  ---------------  ---------------

Net Cash (Used in) Investing Activities......................        (33,284)        (121,540)        (194,806)
                                                               ---------------  ---------------  ---------------

                                                          (continued)

                                                               52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                                                                 FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,
                                                                    1997             1996             1995
                                                               ---------------  ---------------  ---------------
                                                                           (IN THOUSANDS OF DOLLARS)

Financing Activities:
Increase in long-term debt...................................        106,840                           100,000
Payments to settle long-term debt............................         (3,258)          (4,095)         (62,384)
Borrowing of revolver debt...................................        430,200          588,300          476,000
Repayment of revolver debt...................................       (487,500)        (520,900)        (399,300)
Reduction of capital lease obligations.......................        (13,523)          (9,889)          (8,598)
Payment of debt issuance costs...............................         (3,596)            (225)          (3,224)
Purchase of treasury stock...................................                            (625)
Other--net...................................................             70              347              128
                                                               ---------------  ---------------  ---------------
Net Cash Provided by Financing Activities....................         29,233           52,913          102,622
                                                               ---------------  ---------------  ---------------
(Decrease) Increase in Cash and Cash Equivalents.............         (5,345)          12,066          (35,948)
                                                               ---------------  ---------------  ---------------
Cash and cash equivalents at beginning of year...............         58,585           46,519           82,467
                                                               ---------------  ---------------  ---------------
Cash and Cash Equivalents at End of Year.....................    $    53,240      $    58,585      $    46,519
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Note 1--Business Description and Summary of Significant Accounting
Policies:

    The Penn Traffic Company ("Penn Traffic" or the "Company") is primarily engaged in retail and wholesale food distribution. As of February 1, 1997, the Company operated 265 supermarkets in Pennsylvania, New York, Ohio and West Virginia and supplied 114 franchise supermarkets and 99 independent wholesale accounts. The Company also operated 13 modern distribution centers with approximately 3.3 million square feet of combined space, a bakery and a dairy.

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

    INVENTORIES Inventories are valued at the lower of cost or market. The Company's inventories, representing grocery and certain general merchandise and manufactured inventories, are stated at cost using the last-in, first-out
(LIFO) method of valuation. Inventories stated on the LIFO basis were $20,223,000 and $17,848,000 below replacement cost at February 1, 1997 and February 3, 1996, respectively.

    During Fiscal 1997 and Fiscal 1996, inventory quantities were reduced, which resulted in a liquidation of certain LIFO inventory layers carried at lower costs which prevailed in prior years. The effect for Fiscal 1997 was to decrease cost of goods sold by $745,000 and to decrease net loss by $440,000 or $0.04 per share. The effect for Fiscal 1996 was to decrease cost of goods sold by $1,474,000 and to decrease net loss by $869,000, or $.08 per share.

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

Buildings ......................................     16 to 40 years
Furniture and fixtures..........................      4 to 15 years
Vehicles........................................      3 to 8 years
Leaseholds and improvements.....................      5 to 30 years
Capital leases..................................      lease term

    INTANGIBLES The excess of the costs over the amounts attributed to the fair value of net assets acquired (goodwill) is being amortized primarily over 40 years using the straight-line method. In addition, certain other nonfinancing costs resulting from acquisitions have been capitalized as other assets and deferred charges. For Fiscal 1997, 1996 and 1995, amortization of intangibles was $16,377,000, $17,104,000 and $14,958,000, respectively.

    IMPAIRMENT OF LONG-LIVED ASSETS As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, commencing with the fourth quarter of Fiscal 1996, assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. Previously, this evaluation was based on cash flows and assets aggregated principally by the operating divisions of the Company (Note 7).

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

NOTE 2--LONG-TERM DEBT:

    The long-term debt of Penn Traffic consists of the obligations described below:

                                                      FEBRUARY 1,    FEBRUARY 3,
                                                          1997           1996
                                                     --------------  ------------
                                                      (IN THOUSANDS OF DOLLARS)
 Secured Revolving Credit Facility.................     $  86,800      $  144,100
 Other Secured Debt................................        31,434          27,385
 11 1/2% Senior Notes due October 15, 2001.........       107,240         107,240
 10 1/4% Senior Notes due February 15, 2002........       125,000         125,000
  8 5/8% Senior Notes due December 15, 2003........       200,000         200,000
 10 3/8% Senior Notes due October 1, 2004..........       100,000         100,000
 10.65%  Senior Notes due November 1, 2004.........       100,000         100,000
 11 1/2% Senior Notes due April 15, 2006...........       100,000
  9 5/8% Senior Subordinated Notes due
          April 15, 2005...........................       400,000         400,000
                                                     ---------------- -------------
 TOTAL DEBT .......................................     1,250,474       1,203,725
  Less: Amounts due within one year ...............         3,736           2,728
                                                     ---------------- -------------
 TOTAL LONG-TERM DEBT .............................    $1,246,738      $1,200,997
                                                     ---------------- -------------
                                                     ---------------- -------------


    Amounts maturing during each of the next five fiscal years are:
$3,736,000 (Fiscal 1998), $2,962,000 (Fiscal 1999), $2,512,000 (Fiscal 2000),
$94,309,000 (includes $86,800,000 outstanding as of February 1, 1997 under the Company's secured revolving credit facility which matures in April
2000)(Fiscal 2001), and $108,078,000 (Fiscal 2002). The Company incurred interest expense of $144,854,000, $136,359,000 and $117,859,000, including noncash amortization of deferred financing costs of $4,565,000, $4,297,000 and $4,195,000, for Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. Interest paid amounted to $138,437,000, $128,936,000 and $111,669,000 for
Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

    The estimated fair value of the Company's long-term debt, including current maturities, was $820 million at February 1, 1997 and $1.11 billion at February 3, 1996. The estimated fair value of the Company's long-term debt has been determined by the Company using market information provided by an investment banking firm as to the market value of such debt amounts. The estimated fair market value of the Company's long-term debt does not necessarily reflect the amount at which the debt would be settled.

    The Company's secured revolving credit facility (the "Revolving Credit Facility") provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. Additional availability under the Revolving Credit Facility was $108.3 million at February 1, 1997. The interest rate on borrowings as to which the Company elects a LIBOR-based rate option is LIBOR plus 2.75%, and the interest rate on borrowings as to which the Company elects a prime-based rate option is prime plus 1.5%. At February 1, 1997, the weighted average rate of interest on the Revolving Credit Facility was 8.3%.

    The 11 1/2% Senior Notes due 2001, the 10 1/4% Senior Notes due 2002, the 8 5/8% Senior Notes due 2003, the 10 3/8% Senior Notes due 2004, the 10.65% Senior Notes due 2004 and the 11 1/2% Senior Notes due 2006 (collectively, the "Senior Notes") are unsecured obligations of Penn Traffic which rank PARI PASSU with each other and with indebtedness under the Revolving Credit Facility. However, indebtedness under the Revolving Credit Facility is secured by certain assets of the Company. The 9 5/8% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") are subordinated to all existing and future senior indebtedness.

    The Senior Notes, the Senior Subordinated Notes and the Revolving Credit Facility each contain certain covenants, including restrictions on incurrence of indebtedness by Penn Traffic and limitations on the payment of dividends to Penn Traffic's common stockholders. The Company is in compliance with all terms and covenants of its long-term debt agreements as of and for the fiscal year ended February 1, 1997.

    The Company has two interest rate swap agreements outstanding, each of which expires within the next two years, that effectively convert $75 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense. The estimated fair value of the Company's interest rate swap agreements at February 1, 1997 was a $0.4 million liability and at February 3, 1996 was a $1.2 million asset, neither of which has been recorded on the books of the Company. The estimated fair value of these interest rate agreements has been determined by the Company using market information available to the Company, based on information provided by the counterparty to each interest rate agreement.

NOTE 3--EMPLOYEE BENEFIT PLANS:

    Substantially all of the Company's employees are covered by either defined benefit plans or defined contribution plans.

    The following sets forth the net pension expense recognized for the defined benefit pension plans and the status of the Company's defined benefit plans:

                                                FISCAL YEAR ENDED
                                       ------------------------------------------
                                        FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
                                            1997         1996         1995
                                       -------------  -----------  ------------
                                               (IN THOUSANDS OF DOLLARS)
Service cost--benefits earned during
 the period .........................   $  5,841    $   4,572    $   4,617
Interest cost on projected benefit
 obligation..........................     10,639        9,671        9,207
Actual return on plan assets.........    (15,777)     (22,634)      (2,117)
Net amortization and deferral........         42        9,990       (9,365)
                                       -----------  ----------  -------------
Net pension expense .................   $    745    $   1,599    $   2,342
                                       -----------  ----------  -------------
                                       -----------  ----------  -------------


                                                                    FEBRUARY 1, 1997          FEBRUARY 3, 1996
                                                                     PLANS IN WHICH            PLANS IN WHICH
                                                                ------------------------  ------------------------
                                                                  ASSETS      ACCUMULATED   ASSETS     ACCUMULATED
                                                                  EXCEED      BENEFITS      EXCEED      BENEFITS
                                                                ACCUMULATED    EXCEED     ACCUMULATED    EXCEED
                                                                 BENEFITS      ASSETS      BENEFITS      ASSETS
                                                                ----------  ------------  ----------  ------------
                                                                              (IN THOUSANDS OF DOLLARS)
Actuarial present value of vested benefit obligation........    $  (56,417)  $  (77,826)  $  (54,802)  $  (73,562)
                                                                ----------  ------------  ----------  ------------
Accumulated benefit obligation .............................    $  (63,729)  $  (83,781)  $  (58,104)  $  (78,762)
                                                                ----------  ------------  ----------  ------------
Projected benefit obligation ...............................    $  (73,099)  $  (88,153)  $  (68,799)  $  (83,840)
Plan assets at fair value...................................        98,507       70,633       81,001       66,344
                                                                ----------  ------------  ----------  ------------
Plan assets in excess of (less than) projected benefit
  obligation................................................        25,408      (17,520)      12,202      (17,496)
Unrecognized net transition (asset) liability ..............        (1,535)          97       (1,654)         108
Unrecognized net (gain) loss ...............................        (9,661)      18,910          239       16,280
Unrecognized prior service cost.............................         1,584       11,330        1,632        9,783
Minimum liability...........................................                    (25,965)                  (21,093)
                                                                ----------  ------------  ----------  ------------
Net pension asset (liability)...............................    $   15,796   $  (13,148)  $   12,419   $  (12,418)
                                                                ----------  ------------  ----------  ------------
                                                                ----------  ------------  ----------  ------------

    In calculating benefit obligations and plan assets for Fiscal 1997, the Company assumed a weighted average discount rate of 7.75%, compensation increase rates ranging from 3.0% to 3.5% and an expected long-term rate of return on plan assets of 10.5%. During Fiscal 1997, the discount rate used to measure pension expense was increased to 8.5% from 7.5% to reflect current market conditions. This change in the discount rate assumption reduced net pension expense by approximately $2.7 million in Fiscal 1997. For Fiscal 1996, the Company assumed a weighted average discount rate of 7.5%, compensation increase rates ranging from 2.0% to 3.5% and expected long-term rates of return on plan assets ranging from 10.5% to 10.75%.

    The Company's defined benefit plans generally provide a retirement benefit to employees based on specified percentages applied to final average compensation, as defined, coupled with years of service earned to the date of retirement. All pension plans comply with the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Penn Traffic's defined benefit plans' assets are maintained in separate trusts and are managed by independent investment managers. The assets are invested primarily in equity, debt and short-term cash securities.

    The Company also contributes to multi-employer pension funds, which cover certain union employees under collective bargaining agreements. Such contributions aggregated $3,933,000, $4,521,000 and $4,297,000 in Fiscal 1997,
1996 and 1995, respectively. The applicable portion of the total plan benefits and net assets of these plans is not separately identifiable.

    The Company contributes to profit-sharing plans for certain union employees. There was no expense for these profit-sharing plans for Fiscal 1997, Fiscal 1996 and Fiscal 1995. In addition, the Company sponsors a deferred profit-sharing plan for certain salaried employees. Contributions and costs totaled $750,000, $998,000 and $845,000 in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), the Company recorded in other noncurrent liabilities an additional minimum pension liability adjustment of $25,965,000 as of February 1, 1997, $21,093,000 as of February 3, 1996 and $7,023,000 as of January 28, 1995, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost (after tax) is recorded as a reduction of stockholders' equity in the amount of $8,730,000 as of February 1, 1997, $6,606,000 as of February 3, 1996 and $356,000 as of January 28, 1995.

    Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The cumulative effect of the change in accounting principle determined as of January 30, 1994 reduced net income $5.8 million (net of a $4.1 million income tax benefit) for the fiscal year ended January 28, 1995.

NOTE 4--INCOME TAXES:

    The provision for income taxes charged to continuing operations was provided as follows:

                                                                                    FISCAL YEAR ENDED
                                                                    ------------------------------------------------
                                                                       FEBRUARY 1,      FEBRUARY 3,     JANUARY 28,
                                                                           1997             1996          1995
                                                                      --------------  ---------------- ------------
                                                                               (IN THOUSANDS OF DOLLARS)
Current Tax (Benefit) Expense:
Federal income                                                        $(8,177)         $   (2,126)       $  10,330
State income                                                              233                                2,682
                                                                      --------------  ---------------- ------------
                                                                       (7,944)             (2,126)          13,012
                                                                      --------------  ---------------- ------------
Deferred Tax (Benefit) Expense:
Federal income                                                        (9,697)             (18,922)           2,895
State income                                                          (5,260)              (6,154)             (56)
                                                                      --------------  ---------------- ------------
                                                                      (14,957)            (25,076)           2,839
                                                                      --------------  ---------------- ------------
(Benefit) provision for income taxes                                 $(22,901)         $  (27,202)       $  15,851
                                                                      --------------  ---------------- ------------
                                                                      --------------  ---------------- ------------


    The differences between income taxes computed using the statutory federal income tax rate and those shown in the Consolidated Statement of Operations are summarized as follows:

                                                                                    FISCAL YEAR ENDED
                                                                    ------------------------------------------------
                                                                       FEBRUARY 1,      FEBRUARY 3,     JANUARY 28,
                                                                           1997             1996          1995
                                                                      --------------  ---------------- ------------
                                                                              (IN THOUSANDS OF DOLLARS)
Federal (benefit) tax at statutory rates..........................      $ (22,516)     $  (37,389)       $13,254
State income taxes net of federal income tax effect...............         (3,268)         (3,850)         2,722
Nondeductible goodwill amortization and write-off.................          2,926          14,724          3,343
Capital loss carryforward.........................................                                          (992)
Miscellaneous items...............................................             27             331            639

Decrease in deferred income taxes due to changes in state income
 tax rates .......................................................                           (232)          (997)

State net operating loss carryforwards............................                                          (726)
Tax credits.......................................................            (70)           (786)        (1,392)
                                                                     --------------    ----------------  ------------
(Benefit) provision for income taxes..............................      $ (22,901)     $  (27,202)     $  15,851
                                                                     --------------    ----------------  ------------
                                                                     --------------    ----------------  ------------


    Components of deferred income taxes at February 1, 1997 and February 3, 1996 were as follows:

                                                                      FEBRUARY 1,  FEBRUARY 3,
                                                                         1997         1996
                                                                      -----------  -----------
                                                                          (IN THOUSANDS OF DOLLARS)
Deferred Tax Liabilities:
Fixed assets........................................................   $  87,502    $  85,038
Inventory...........................................................      30,394       30,132
Prepaid expenses and other current assets...........................         960          668
Goodwill amortization...............................................       4,382        2,539
Pensions............................................................       4,952        4,202
Deferred charges and other assets...................................      10,139        9,228
                                                                      -----------  -----------
                                                                       $ 138,329    $ 131,807
                                                                      -----------  -----------
                                                                      -----------  -----------
Deferred Tax Assets:
 Nondeductible accruals.............................................   $  14,837    $  15,784
 Prepaid operating fee..............................................       4,160        4,160
 Capital leases.....................................................       5,531        4,887
 Net operating loss carryforwards...................................      39,804        5,553
 Capital loss carryforward..........................................       5,375        7,074
 Tax credit carryforwards...........................................      16,015       30,749
 Valuation allowance--capital loss carryforward.....................      (2,298)      (5,574)
                                                                      -----------  -----------
                                                                       $  83,424    $  62,633
                                                                      -----------  -----------
                                                                      -----------  -----------
Net Deferred Tax Liability..........................................   $  54,905    $  69,174
                                                                      -----------  -----------
                                                                      -----------  -----------

    At February 1, 1997, Penn Traffic had deferred tax assets of approximately $31,818,000 due to federal net operating loss carryforwards which begin to expire in 2011, and various state net operating loss carryforwards, tax-effected for federal income tax purposes, of approximately $7,986,000, which begin to expire in 2004. In addition, the Company has alternative minimum tax credit carryforwards of $10,820,000, general business tax credit carryforwards of $3,754,000 and various state tax credits, tax-effected for federal income tax purposes, of $1,441,000 available to offset the Company's regular income tax liability in future years. The general business tax credit carryforwards begin to expire in 2004 and the alternative minimum tax credit carryforwards have no expiration date.

NOTE 5--LEASES:

    The following is a schedule by year of future gross minimum rental payments for all leases with terms greater than one year reconciled to the present value of net minimum capital lease payments as of February 1, 1997:

FISCAL YEARS ENDING IN                                                            TOTAL     OPERATING    CAPITAL
--------------------------                                                      ----------  ----------  ----------
                                                                                    (IN THOUSANDS OF DOLLARS)
1998 .............................................................              $   72,249  $   43,344  $   28,905
1999 .............................................................                  67,927      40,241      27,686
2000 .............................................................                  63,716      37,834      25,882
2001 .............................................................                  59,343      35,723      23,620
2002 .............................................................                  54,666      33,689      20,977
Later years.......................................................                 429,914     292,010     137,904
                                                                                ----------  -----------  ----------
Total minimum lease payments                                                    $  747,815  $  482,841     264,974
                                                                                ----------- -----------
                                                                                ----------- -----------
Less: Executory costs                                                                                         (885)
                                                                                                          ----------
Net minimum capital lease payments                                                                         264,089
Less: Estimated amount representing interest                                                              (115,572)
                                                                                                          ----------
Present value of net minimum capital lease payments                                                        148,517
Less: Current portion                                                                                      (13,541)
                                                                                                        -------------
Long-term obligations under capital lease at February 1, 1997                                           $  134,976
                                                                                                        --------------
                                                                                                        --------------

    The Company principally operates in leased store facilities with terms of up to 20 years and renewable options for additional periods. The Company follows the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), in determining the criteria for capital leases. Leases that do not meet such criteria are classified as operating leases and related rentals are charged to expense in the year incurred. During Fiscal 1997, 1996 and 1995, the Company incurred capital lease obligations of $24,109,000, $11,176,000 and $5,533,000, respectively, in connection with lease agreements for buildings and equipment. For Fiscal 1997, 1996 and 1995, capital lease amortization expense was $14,463,000, $12,485,000 and $11,887,000, respectively.

    Future minimum rentals have not been reduced by minimum sublease rentals of $49,781,000 due in the future under noncancelable subleases. In addition to minimum rentals, some leases provide for the Company to pay real estate taxes and other expenses and, in many cases, contingent rentals based on sales.

    Minimum rental payments and related executory costs for operating leases were as follows:

                                                         FISCAL YEAR ENDED
                                             -------------------------------------
                                             FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
                                               1997         1996         1995
                                             -----------  -----------  -----------
                                                     (IN THOUSANDS OF DOLLARS)
Minimum rentals and executory costs........    $  45,067    $  40,806    $  35,863
Contingent rentals.........................        2,760        2,264        1,874
Less: Sublease payments....................      (10,086)      (9,946)      (9,607)
                                             ------------  ------------  ----------
Net rental payments........................    $  37,741    $  33,124    $  28,130
                                             ------------  ------------  -----------
                                             ------------  ------------  -----------

NOTE 6--UNUSUAL ITEM:

    During Fiscal 1996, the Company recorded an unusual item (charge) of $65.2 million. The Company also recorded a tax benefit of $13.3 million in connection with this charge.

    During the second quarter of Fiscal 1996, the Company decided to close 11 of its 15 remaining stand-alone general merchandise stores (Harts) in Ohio and convert the other four stores to the Company's "Plus" format. During Fiscal 1996 and Fiscal 1995, these 11 stores generated 1.1% and 1.8%, respectively, of the total revenues of the Company. The impact of these stores on the operating income of the Company was immaterial in Fiscal 1996 and Fiscal 1995. As a result of the decision to close the 11 Harts stores and convert the remaining four stores during the second quarter of Fiscal 1996, the Company recorded an unusual item (charge) of $50.6 million. This charge specifically relates to the write-off of goodwill ($32.8 million), the write-off of fixed assets ($8.4 million) and store closing costs consisting principally of inventory markdowns ($9.4 million).

    The unusual item also included $14.6 million in connection with the noncash write-off of certain fixed assets which the Company determined during the second quarter of Fiscal 1996 it would no longer utilize in its business ($8.0 million), costs incurred in connection with the implementation of the Company's expense reduction programs ($4.0 million), and an increase in the Company's closed store reserve ($2.6 million).

    The noncash portion of the unusual item was approximately $57.5 million and the cash portion was approximately $7.7 million. All costs related to the unusual item were incurred during Fiscal 1996 with the exception of certain facility carrying costs (primarily lease payments) for stores that have been closed, inventory markdowns and the write-down of fixed assets for the remaining four stores to be converted to the Company's "Plus" format. The last scheduled lease payment will occur in 2001. The accrued liability related to the unusual item was $8.9 million at February 1, 1997 and $10.5 million at February 3, 1996.

NOTE 7--ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS:

    As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Accordingly, the Company periodically reviews the recorded value of its stores and other assets to determine if the future nondiscontinued cash flows from these properties are expected to be sufficient to recover the remaining recorded asset values. Based upon a comprehensive review of the Company's long-lived assets, the Company recorded a noncash charge of $46.8 million in Fiscal 1996. This charge primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's 265 retail supermarkets that were in operation as of February 3, 1996. These 18 supermarkets were located throughout the Company's trading area and generated approximately 5% of the Company's total revenues in Fiscal 1996. As of February 1, 1997, the Company has not closed any of these stores. The write-down of these assets resulted in reduced depreciation and amortization expense in Fiscal 1997 of approximately $2.7 million and will reduce depreciation and amortization expense in future years.

    The Company performed a comprehensive review of its long-lived assets as of the end of Fiscal 1997. Based on this review, no additional assets were deemed to be impaired.

NOTE 8--STOCKHOLDERS' EQUITY:

    The Company has a Long-term Incentive Plan (the "1993 Plan") which provides for long-term incentives based upon objective, quantifiable measures of the Company's performance over time through the payment of incentive compensation of the types commonly known as stock options, restricted stock, performance shares, other forms of stock-based incentives such as phantom stock and cash awards. The 1993 Plan was adopted in Fiscal 1994 as the successor to the Company's 1988 Stock Option Plan (the "1988 Plan"). A maximum of 350,000 shares of common stock may be paid to participants under the 1993 Plan and/or purchased pursuant to stock options granted under the 1993 Plan subject to antidilution and other adjustments specified in the 1993 Plan.

    As of February 1, 1997, a total of 299,100 shares of restricted stock and 3,000 options (with an exercise price of $18.19 per option share of which 1,200 are exercisable) to purchase shares of the Company's common stock are outstanding under the Company's 1993 Plan. A total of 72 current and former directors, officers and employees own the restricted stock and options as of February 1, 1997. At February 1, 1997, an additional 36,900 shares of common stock were reserved for future grants under the 1993 Plan. For all awards of restricted stock made prior to January 29, 1995, vesting of the shares granted pursuant to such awards is contingent upon attainment, subsequent to the date of grant, of EBITDA (as defined) levels of $265 million in any four consecutive fiscal quarter period, or $500 million in any eight consecutive fiscal quarter period. Such shares will be forfeited if such levels are not achieved by the quarter ending May 2, 1998. Vesting of awards of restricted stock that have been made subsequent to the end of Fiscal 1995 is also conditioned upon the recipient's remaining in the employ of the Company for an additional two years following the last fiscal quarter in which the required EBITDA performance level was attained. To encourage retention of such shares by the participants, upon vesting of the restricted stock the Company will make a cash payment to each participant equal to the amount of income tax payable by such participant in respect of the award and the cash payment, if such participant agrees not to sell his shares for at least two years beyond vesting and to refund the payment if he resigns within such two-year period. As of February 1, 1997, unearned compensation was debited in the amount of $785,000 to reflect the impact of the outstanding restricted shares. Unearned compensation, which is shown as a separate component of stockholders' equity, will be expensed as the compensation is earned.

    The Company also has a stock option plan for directors (the "Directors' Plan") pursuant to which each director of the Company who is not an employee of the Company receives as of the date of appointment to the Board of Directors, and thereafter annually, as of the first business day after the conclusion of each Annual Meeting of Stockholders of the Company, an option to purchase 1,500 shares of common stock (subject to antidilution adjustments) at a price equal to the fair market value (as defined in the Directors' Plan) of such shares on the date of grant. At February 1, 1997, an additional 44,000 shares of common stock are reserved for issuance under the Directors' Plan.

    Under each of the plans, option prices are 100% of the "fair market value" of the shares on the date granted and expire ten years after the date of grant. Under terms of the Directors' Plan, the options are immediately exercisable. The 1988 and 1993 Plan options generally vest 20% on the date of grant and 20% on each of the next four anniversary dates.

    A summary of the status of the Company's 1988 Plan as of January 28, 1995, February 3, 1996 and February 1, 1997, and changes during the years ending on those dates is presented below:

                                                              FISCAL 1995             FISCAL 1996             FISCAL 1997
                                                         ----------------------  ----------------------  ----------------------
                                                                     WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                                      AVERAGE                 AVERAGE                 AVERAGE
                                                                     EXERCISE                EXERCISE                EXERCISE
1988 PLAN OPTIONS                                         SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
-------------------                                      ---------  -----------  ---------  -----------  ---------  -----------
Outstanding at beginning of year.......................    252,252   $   18.98     244,442   $   19.06     223,094   $   19.59
Granted................................................          0                       0                       0
Exercised..............................................     (7,550)      16.54     (21,348)      13.56      (5,592)      12.50
Forfeited..............................................       (260)      12.50           0                  (9,519)      17.14
                                                           ---------               ---------               ---------
Outstanding at end of year.............................    244,442   $   19.06     223,094   $   19.59     207,983   $   19.89
                                                           ---------               ---------               ---------
                                                           ---------               ---------               ---------
Options exercisable at year-end........................    227,542   $   18.56     222,094   $   19.55     207,983   $   19.89
                                                           ---------               ---------               ---------
                                                           ---------               ---------               ---------


    As of February 1, 1997, the 207,983 options outstanding under the 1988 Plan have exercise prices between $12.50 and $28.13 and a weighted-average remaining contractual life of 3.1 years.

    A summary of the status of the Company's Directors' Plan as of January 28, 1995, February 3, 1996 and February 1, 1997, and changes during the years ending on those dates is presented below:

                                                                  FISCAL 1995             FISCAL 1996             FISCAL 1997
                                                             ----------------------  ----------------------  ----------------------
                                                                         WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                                          AVERAGE                 AVERAGE                 AVERAGE
DIRECTORS' PLAN                                                          EXERCISE                 EXERCISE               EXERCISE
 OPTIONS                                                    SHARES       PRICE       SHARES       PRICE      SHARES      PRICE
----------------------                                      ---------  -----------  ---------  -----------  ---------  -----------
Outstanding at beginning of year ..................             31,500   $   28.12      39,000   $   29.65      42,000   $   30.97
Granted............................................              7,500       36.06       6,000       33.81       6,000       10.63
Exercised..........................................                  0                  (3,000)      19.47           0
Forfeited..........................................                  0                       0                       0
                                                             ---------              ----------              ----------
Outstanding at end of year.........................             39,000   $   29.65      42,000   $   30.97      48,000   $   28.43
                                                             ---------              ----------              ----------
                                                             ---------              ----------              ----------
Options exercisable at year-end....................             39,000   $   29.65      42,000   $   30.97      48,000   $   28.43
                                                             ---------              ----------              ----------
                                                             ---------              ----------              ----------
Weighted-average fair value of options granted during
 the year..........................................                      $   36.06               $   33.81               $   10.63
                                                                         ---------              ----------              ----------
                                                                         ---------              ----------              ----------

    As of February 1, 1997, the 48,000 options outstanding under the Directors' Plan have exercise prices between $10.63 and $42.00 and a weighted-average remaining contractual life of 6.2 years.

    At February 1, 1997, certain persons affiliated with Miller Tabak Hirsch + Co. ("MTH") held warrants to purchase 289,000 shares at $14.00 per share. These warrants were issued in June 1988 and were exercisable on the date of grant. None of these option shares have been exercised or forfeited since the date of grant.

    In November 1996, the Board of Directors of the Company adopted a new stock-based incentive compensation plan (the "Performance Incentive Plan") which will replace the 1993 Plan. As of February 1, 1997, no awards have been made under the Performance Incentive Plan.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for these plans. Had the Company applied the applicable provisions of Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123") for the fiscal years ended February 1, 1997 and February 3, 1996, the impact on the Company's net income and earnings per share for each of these fiscal years would have been immaterial.

    In October 1995, the Company's Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock, either in the open market or in private transactions. Shares which are repurchased will be available for issuance upon exercise of outstanding options which have been granted under the Company's equity incentive programs as well as for other corporate purposes. The Company did not purchase any shares during Fiscal 1997. During Fiscal 1996, the Company purchased 45,200 shares at a cost of $625,000, which shares are being held in treasury. Penn Traffic's debt agreements contain limitations which currently prohibit it from repurchasing any additional shares of its common stock.

NOTE 9--EQUITY INVESTMENT:

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

    See Note 10--Related Parties for a description of certain relationships between Penn Traffic and Grand Union.

NOTE 10--RELATED PARTIES:

    During Fiscal 1997, the Company had an agreement for financial consulting and business management services to be provided by MTH pursuant to which the Company paid MTH fees of $1,405,600. The fee payable to MTH for Fiscal 1998 will be approximately $1,437,000.

    During Fiscal 1996 and Fiscal 1995, the amounts of the annual fees paid to MTH under the financial consulting and business management services agreement were $1,395,100 and $1,357,100, respectively. During Fiscal 1995, the Company paid MTH an additional fee of $500,000 for its services in connection with assisting the Company with the acquisition of 45 former Acme stores and the public offering of $100 million in principal amount of Penn Traffic 10.65% Senior Notes due 2004.

    On July 30, 1990, P&C (then a subsidiary and now a division of Penn Traffic) and Grand Union entered into an agreement (the "New England Operating Agreement") whereby Grand Union acquired the right to operate 13 P&C stores located in New England under the Grand Union name until July 2000. Pursuant to the New England Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor of P&C, which was merged into the Company in April 1993) a minimum annual fee averaging $10.7 million per year during the 10-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to $700,000 per year based on sales performance of the stores operated by Grand Union. As a result of the recapitalization of Grand Union in July 1992, Penn Traffic received a $15 million prepayment of an operating fee from Grand Union pursuant to the terms of the New England Operating Agreement. This prepayment reduced the future payments that Grand Union will make to Penn Traffic pursuant to the terms of the New England Operating Agreement by approximately $3.2 million per year. The Total Revenues line of the Consolidated Statement of Operations includes pretax operating fees of $11.2 million for the fiscal year ended February 1, 1997, $11.4 million for the fiscal year ended February 3, 1996 and $11.2 million for the fiscal year ended January 28, 1995.

    At the expiration of the 10-year term of the New England Operating Agreement, Grand Union has the right to extend the term of the New England Operating Agreement for an additional five years. In the event of such extension of the lease term, Grand Union would pay Penn Traffic an annual fee of $13.6 million in the first year of the extended term, $14.0 million in the second year, $14.4 million in the third year, $14.9 million in the fourth year and $15.3 million in the fifth year, plus contingent fees based on the sales performance of the stores of up to $700,000 each year.

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

NOTE 11--COMMITMENTS AND CONTINGENCIES:

    The Company enters into various purchase commitments in the normal course of business. No losses are expected to result from these purchase commitments.

    The Company and its subsidiaries are involved in several lawsuits, claims and inquiries, most of which are routine to the nature of the business. Estimates of future liability are based on an evaluation of currently available facts regarding each matter. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated. Based on management's evaluation, the resolution of these matters will not materially affect the financial position, results of operations or liquidity of the Company.

NOTE 12--EXTRAORDINARY ITEM:

    During Fiscal 1995, the Company had an extraordinary item of $3,025,000 (net of $2,045,000 income tax benefit) related to the early retirement of debt.

NOTE 13--ACQUISITIONS:

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

    The unaudited consolidated results of operations on a pro forma basis as though the American Stores Company stores had been acquired on January 30, 1994 are as follows:

                                             FOR THE 52 WEEKS ENDED
                                                  JANUARY 28,
                                                      1995
                                            ------------------------
                                                  (UNAUDITED)
                                             (IN THOUSANDS OF DOLLARS,
                                              EXCEPT PER SHARE AMOUNT)

Total revenues.............................           $  3,599,513
Net income applicable to common stock......           $     13,303
Net income per common share................           $       1.19

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    As permitted by General Instruction G(3), information concerning the executive officers of Penn Traffic is set forth as a supplemental item included in Part I of the Form 10-K Report under the caption "Executive Officers of Registrant." The information required by this item is incorporated herein by reference to the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated May 1, 1997, filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 3, 1997.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's Proxy Statement dated May 1, 1997, filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 3, 1997. The information set forth in "Compensation Committee Report" and "Performance Graph" of the Company's Proxy Statement dated May 1, 1997, filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 3, 1997, is not "filed" as a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

    The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated May 1, 1997, filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 3, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the captions "Certain Transactions" and "Compensation of Directors" in the Company's Proxy Statement dated May 1, 1997, filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 3, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

    The index for Financial Statements and Supplementary Data is on page 17 under Item 8 of this Form 10-K.

    EXHIBITS:

    The following are filed as Exhibits to this Report:

EXHIBIT NO.                            DESCRIPTION
-------------  ----------------------------------------------------------------------------

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

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------

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

        3.2    By-Laws of Penn Traffic as amended through April 2, 1996 (incorporated by reference to Exhibit No.
               3.2 to Penn Traffic's Annual Report on Form 10-K for the fiscal year ended February 3, 1996 and referred to herein as the "1996 10-K").

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

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------

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

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------

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

       4.8C    Officer's Certificate pursuant to the Indenture filed as Exhibit 4.8, dated April 23, 1996, establishing the terms of the 11.50% Senior Notes due April 15, 2006 (incorporated by reference to
               Exhibit 4.8C to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996
               (the "May 1996 10-Q")).

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

------------------------

*   Management contract, compensatory plan or arrangement.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------

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

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------

      10.5M    Amendment No. 12, dated as of March 7, 1996, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.5M to the 1996 10-K).

      10.5N    Amendment No. 13, dated as of May 31, 1996, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.5N to the May 1996 10-Q).

      10.5O    Amendment No. 14, dated as of October 16, 1996, to the Loan and Security Agreement (incorporated by reference to Exhibit No. 10.5O to Penn Traffic's Current Report on Form 8-K dated October 16, 1996).

       10.6    Engagement Letter dated as of January 30, 1994 by and among Penn Traffic and Miller Tabak Hirsch +
               Co. (incorporated by reference to Exhibit 10.10 to the 1994 10-K).

      *10.7    The Penn Traffic Company Amended and Restated Directors' Stock Option Plan (filed as Exhibit "A" to
               Penn Traffic's Proxy Statement filed with the SEC on May 1, 1996 and incorporated herein by reference).

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

------------------------

*   Management contract, compensatory plan or arrangement.

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------

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

      10.13    Agreement Containing Consent Order dated January 9, 1995 by and between Penn Traffic and the Federal
               Trade Commission entered into in the matter of The Penn Traffic Company (incorporated by reference to
               Exhibit 10.25 to Penn Traffic's Report on Form 8-K dated January 19, 1995).

      10.14    Agreement, dated November 18, 1994, between Penn Traffic and Grand Union relating to the Grand Union warehouse in Montgomery, New York (incorporated by reference to Exhibit No. 10.21 to the 1995 10-K).

     *10.15    Employment Agreement, dated as of January 29, 1995, between John T. Dixon and Penn Traffic
               (incorporated by reference to Exhibit No. 10.22 to the 1995 10-K).

     *10.16    Agreement dated October 5, 1996, between John T. Dixon and Penn Traffic.

     *10.17    Employment Agreement, dated as of March 11, 1997, between Phillip E. Hawkins and Penn Traffic.

     *10.18    Penn Traffic's 1997 Performance Incentive Plan.

     *10.19    Penn Traffic's Supplemental Retirement Income Plan.

       21.1    Subsidiaries of Penn Traffic (incorporated by reference to Exhibit 21.1 to Penn Traffic's 1994 10-K).

       27.1    Financial Data Schedule.

------------------------

*   Management contract, compensatory plan or arrangement.

    Copies of the above exhibits will be furnished without charge to any shareholder by writing to Treasurer, The Penn Traffic Company, 1200 State Fair Boulevard, Syracuse, New York 13221.

REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fiscal quarter ended February 1, 1997.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE PENN TRAFFIC COMPANY

    April 30, 1997                           By: /s/ Phillip E. Hawkins
---------------------------                     --------------------------
       DATE                                     Phillip E. Hawkins,
                                                President, Chief Executive
                                                Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Gary D. Hirsch                              /s/ Eugene R. Sunderhaft
-----------------------                             ----------------------
Gary D. Hirsch,                                      Eugene R. Sunderhaft,
Chairman of the Board and Director                   Senior Vice President and
                                                     Secretary (Principal
                                                     Financial Officer and
                                                     Principal
April 30, 1997                                       Accounting Officer)
--------------
 DATE                                                      April 30, 1997
                                                         ------------------
                                                               DATE

/s/ Eugene A. DePalma                           /s/ Susan E. Engel
-------------------------                           ------------------------
Eugene A. DePalma, Director                         Susan E. Engel, Director

April 30, 1997                                         April 30, 1997
---------------                                        ---------------
 DATE                                                       DATE

/s/ Martin A. Fox                               /s/ Claude J. Incaudo
--------------------                                -------------------------
 Martin A. Fox, Director                            Claude J. Incaudo, Director

    April 30, 1997                                     April 30, 1997
---------------------                                 ------------------
       DATE                                                 DATE

/s/ James A. Lash                              /s/ Harold S. Poster
---------------------------                        --------------------------
 James A. Lash, Director                           Harold S. Poster, Director

April 30, 1997                                              April 30, 1997
---------------                                            -----------------
  DATE                                                           DATE

/s/ Richard D. Segal
----------------------------
Richard D. Segal, Director

 April 30, 1997
-------------------
      DATE

                            THE PENN TRAFFIC COMPANY

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS

                            (In thousands of dollars)

COLUMN A                                                          COLUMN B        COLUMN C     COLUMN D     COLUMN E
--------------                                                   ------------  -------------  ----------   -----------
                                                                                 ADDITIONS
                                                                   BALANCE        CHARGED     DEDUCTIONS     BALANCE
                                                                 AT BEGINNING    TO COSTS        FROM        AT END
      DESCRIPTION                                                 OF PERIOD    AND EXPENSES    ACCOUNTS     OF PERIOD
--------------------------------------------------------------  -------------  -------------  -----------  -----------
Reserve deducted from asset to which it applies:
For the 52 Weeks Ended February 1, 1997
  Provision for doubtful accounts.............................    $   1,483      $   8,414     $ 7,030(a)   $   2,867
                                                                     ------         ------    -----------  -----------
                                                                     ------         ------    -----------  -----------
For the 53 Weeks Ended February 3, 1996
  Provision for doubtful accounts.............................    $   1,374      $   3,926     $ 3,817(a)   $   1,483
                                                                     ------         ------    -----------  -----------
                                                                     ------         ------    -----------  -----------
For the 52 Weeks Ended January 28, 1995
  Provision for doubtful accounts.............................    $     740      $   2,782     $ 2,148(a)   $   1,374
                                                                     ------         ------    -----------  -----------
                                                                     ------         ------    -----------  -----------

------------------------

(a) Uncollectible receivables written off net of recoveries.