Form 10-Q
period 1997-05-03
PENN TRAFFIC CO
filed 1997-06-16
CIK 77155

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.   20549

                                      FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarterly Period Ended May 3, 1997


                                          OR


                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from            to
                                             ------------   ----------
                            Commission file number 1-9930

                               THE PENN TRAFFIC COMPANY
                (Exact name of registrant as specified in its charter)


            Delaware                                  25-0716800
    (State of incorporation)             (IRS Employer Identification No.)

  1200 State Fair Blvd., Syracuse, NY                    13209
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

              Common stock, par value $1.25 per share: 10,867,941 shares outstanding as of May 29, 1997

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               THE PENN TRAFFIC COMPANY

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      UNAUDITED


(All dollar amounts in thousands,
     except per share data)


                                     THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                         MAY 3, 1997            MAY 4, 1996
                                         -----------            ------------

TOTAL REVENUES                             $759,388               $827,658


COST AND OPERATING EXPENSES:
   Cost of sales (including
     buying and occupancy
     costs)                                 581,617                635,996
   Selling and administrative
     expenses                               168,232                170,845
   Restructuring charges                      9,304
                                           --------               --------

OPERATING INCOME                                235                 20,817
   Interest expense                          37,371                 34,560
                                           --------               --------


(LOSS) BEFORE INCOME TAXES                  (37,136)               (13,743)
   Benefit for income taxes                  14,312                  4,714
                                           --------               --------


NET (LOSS)                                 $(22,824)              $ (9,029)
                                           --------               --------
                                           --------               --------

PER SHARE DATA:
   Net (loss)                              $  (2.10)              $   (.83)
                                           --------               --------
                                           --------               --------

   Average number of common
     shares outstanding                  10,868,133             10,896,286



See Notes to Interim Consolidated Financial Statements.

                               THE PENN TRAFFIC COMPANY

                              CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)
                                                     UNAUDITED
                                                    MAY 3, 1997 FEBRUARY 1, 1997
                                                    ----------- ----------------
     ASSETS

CURRENT ASSETS:
  Cash and short-term investments                   $   55,636    $   53,240
  Accounts and notes receivable
    (less allowance for doubtful accounts
     of $3,570 and $2,867 respectively)                 68,348        71,874
  Inventories (Note 3)                                 323,319       340,009
  Prepaid expenses and other current assets             16,551        17,266
                                                    ----------    ----------
     Total Current Assets                              463,854       482,389

NONCURRENT ASSETS:
  Capital leases - net                                 128,567       132,071
  Property, plant and equipment - net                  558,221       571,306
  Intangible assets - net                              419,516       422,816
  Other assets and deferred charges - net               95,364        95,537
                                                    ----------    ----------

                                                    $1,665,522    $1,704,119
                                                    ----------    ----------
                                                    ----------    ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt              $    4,023    $    3,736
  Current portion of obligations
    under capital leases                                13,672        13,541
  Trade accounts and drafts payable                    159,178       159,579
  Payroll and other accrued liabilities                 92,764        82,654
  Accrued interest expense                              15,910        35,664
  Payroll taxes and other taxes payable                 22,342        13,476
  Deferred income taxes                                 31,029        31,029
                                                    ----------    ----------
     Total Current Liabilities                         338,918       339,679

NONCURRENT LIABILITIES:
  Long-term debt                                     1,252,120     1,246,738
  Obligations under capital leases                     131,597       134,976
  Deferred income taxes                                  9,528        23,876
  Other noncurrent liabilities                          52,975        55,605
                                                    ----------    ----------
     Total Liabilities                               1,785,138     1,800,874
                                                    ----------    ----------

STOCKHOLDERS' EQUITY:
  Preferred Stock - authorized 10,000,000
    shares at $1.00 par value; none issued
  Common Stock - authorized 30,000,000
    shares at $1.25 par value; 10,869,411
    shares and 10,867,941 shares
    issued, respectively                                13,641        13,641
  Capital in excess of par value                       180,412       180,412
  Retained deficit                                    (302,566)     (280,668)
  Minimum pension liability adjustment                  (8,767)       (8,730)
  Unearned compensation                                 (1,711)         (785)
  Treasury stock, at cost                                 (625)         (625)
                                                    ----------    ----------
     Total Stockholders' Equity                       (119,616)      (96,755)
                                                    ----------    ----------
                                                    $1,665,522    $1,704,119
                                                    ----------    ----------
                                                    ----------    ----------

See Notes to Interim Consolidated Financial Statements.

                               THE PENN TRAFFIC COMPANY

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      UNAUDITED

(All dollar amounts in thousands)

                                                THIRTEEN       THIRTEEN
                                               WEEKS ENDED    WEEKS ENDED
                                               MAY 3, 1997   MAY 4, 1996
                                               -----------    -----------
OPERATING ACTIVITIES:
  Net (loss)                                   $ (22,824)      $ (9,029)
  Adjustments to reconcile
    net (loss)to net cash provided by
    (used in)operating activities:
      Depreciation and amortization               18,809         18,745
      Amortization of intangibles                  4,072          4,077
      (Decrease)in deferred taxes                (14,386)
      Other - net                                 (1,789)        (2,305)
  Net change in assets and liabilities:
      Accounts receivable and prepaid expenses     3,537         (2,598)
      Inventories                                 16,691          2,366
      Accounts payable and accrued expenses      ( 1,179)       (36,967)
      Deferred charges and other assets             (561)        (1,152)
                                               ---------      ---------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                       2,370        (26,863)
                                               ---------      ---------

INVESTING ACTIVITIES:
  Capital expenditures                            (4,876)       (20,143)
  Other - net                                      2,480          1,148
                                               ---------      ---------

NET CASH (USED IN) INVESTING ACTIVITIES           (2,396)       (18,995)
                                               ---------      ---------

FINANCING ACTIVITIES:
  Increase in long-term debt                                    104,840
  Payments to settle long-term debt                 (631)          (876)
  Borrowings of revolver debt                     91,800        143,000
  Payment of revolver debt                       (85,500)      (205,000)
  Proceeds from sale-and-leaseback
    transactions                                                  9,087
  Reduction of capital lease obligations          (3,247)        (2,801)
  Payment of debt issuance costs                                 (2,315)
  Other - net                                                        45
                                               ---------      ---------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                             2,422         45,980
                                               ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS              2,396            122

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             53,240         58,585

                                               ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  55,636      $  58,707
                                               ---------      ---------
                                               ---------      ---------


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

    The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

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

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)

FIRST QUARTER, FISCAL 1998
--------------------------

  Operating Income                                 $   235

  Operating Income before special charges           15,277

  Depreciation and Amortization                     22,881

  LIFO Provision                                       500

  Cash Interest Expense                             36,187



FIRST QUARTER, FISCAL 1997
--------------------------

  Operating Income                                 $20,817

  Depreciation and Amortization                     22,822

  LIFO Provision                                     1,000

  Cash Interest Expense                             33,485



NOTE 3 - INVENTORIES

    If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $20,723,000 and $20,223,000 higher than reported at May 3, 1997 and February 1, 1997, respectively.



NOTE 4 - SPECIAL CHARGES

    During the quarter ending May 3, 1997 ( "First Quarter Fiscal 1998"), the Company recorded a pre-tax charge totaling approximately $11.1 million associated with a management reorganization and related corporate actions. In addition, during First Quarter Fiscal 1998 the Company recorded a pre-tax charge of approximately $3.9 million associated with the retention of recently hired corporate executives. These charges are included in the restructuring charges and selling and administrative expenses lines of the Consolidated Statement of Operations as described below.

    The management reorganization includes the centralization of management in the Company's Syracuse, New York headquarters and other actions to streamline the Company's organizational structure. The management reorganization will be implemented during the second and third quarters of Fiscal 1998. It will result in the layoff of approximately 325 employees, with most of the layoffs coming in the Company's Columbus, Ohio and DuBois, Pennsylvania divisional headquarters.

    The restructuring charges of $9.3 million for First Quarter Fiscal 1998 includes $8.5 million of severance costs associated with the management reorganization and $0.8 of miscellaneous other costs recorded in connection with the management reorganization.

    Selling and administrative expenses for First Quarter Fiscal 1998 include pre-tax special charges of (1) $3.9 million incurred in connection with the retention of recently hired corporate executives (consisting of $2.7 million paid to the newly hired executives to reimburse them for loss of benefits under arrangements with their prior employers and $1.2 million of relocation and other miscellaneous expenses associated with their retention) and (2) $1.8 million of other costs recorded in connection with the management reorganization and related corporate actions.

    The accrued liability related to the special charges was $11.8 million at May 3, 1997.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Certain statements included in this Part I, Item 2, "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; the success or failure of the Company in implementing its current business strategy; changes in the Company's business strategy; availability, location and terms of sites for store development; availability, terms and development of capital; labor relations; and labor and employee benefit costs.



RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 3, 1997 ("FIRST QUARTER FISCAL 1998") COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 1996 ("FIRST QUARTER FISCAL 1997")


    The following table sets forth statement of operations components expressed as a percentage of total revenues for First Quarter Fiscal 1998 and First Quarter Fiscal 1997:



                                        FIRST QUARTER ENDED
                                      MAY 3,              MAY 4,
                                      1997                1996
                                    ------              ------

Total revenues                       100.0%             100.0%

Gross profit (1)                      23.4               23.2

Selling and administrative
  expenses excluding
  special charges(2)                  21.4               20.6

Selling and administrative
  expenses                            22.2               20.6

Restructuring charges                  1.2

Operating income excluding
  special charges (3)                  2.0                2.5

Operating income                       0.0                2.5

Interest expense                       4.9                4.2

(Loss)before income taxes             (4.9)              (1.7)

Net (loss)                            (3.0)              (1.1)


(See notes on next page)

(1) Total revenues less cost of sales.

(2) Selling and administrative expenses include pre-tax special charges of (1) $3.9 million associated with the retention of recently hired corporate executives and (2) $1.8 million of other costs associated with a management reorganization and related corporate actions (see Note 4).

(3) Operating income excluding pre-tax special charges of $15.0 million (see
    Note 4).


    Total revenues for First Quarter Fiscal 1998 decreased to $759.4 million from $827.7 million in First Quarter Fiscal 1997. Wholesale supermarket revenues were $90.4 million in First Quarter Fiscal 1998 and $103.7 million in First Quarter Fiscal 1997. Same store sales for First Quarter Fiscal 1998 declined 8.1%.

    In First Quarter Fiscal 1998 gross profit was $177.8 million compared to First Quarter Fiscal 1997 gross profit of $191.7 million, representing 23.4% and 23.2% of total revenues, respectively. The increase in gross profit as a percentage of total revenues primarily resulted from the positive impact of the Company's merchandising initiatives. This improvement in gross profit as a percentage of revenues was partially offset by (1) the impact of programs to lower grocery prices in selected markets to increase consumer value satisfaction and (2) an increase in buying and occupancy costs as a percentage of revenues during a period of low price inflation and a decrease in same store sales.

    Selling and administrative expenses in First Quarter Fiscal 1998 were $168.2 million or 22.2% of revenues compared to $170.8 million or 20.6% of revenues in First Quarter Fiscal 1997. In First Quarter Fiscal 1998, selling and administrative expenses, excluding pre-tax special charges of $5.7 million (see Note 4), were $162.5 million or 21.4% of revenues. The decrease in selling and administrative expenses in First Quarter Fiscal 1998 is primarily the result of (1) the Company's cost reduction programs and (2) the elimination of certain costs incurred in First Quarter Fiscal 1997 in connection with the introduction of the Company's customer service initiatives. Selling and administrative expenses, excluding special charges, increased as a percentage of revenues due to an increase in fixed and semi-fixed expenses as a percentage of revenues during a period of low price inflation and a decrease in same store sales.

    During First Quarter Fiscal 1998, the Company recorded restructuring charges of $9.3 million in connection with the management reorganization (see
Note 4).

    Depreciation and amortization expense was $22.8 million in First Quarter Fiscal 1998 and $22.8 million in First Quarter Fiscal 1997, representing 3.0% and 2.8% of total revenues, respectively.

    Operating income for First Quarter Fiscal 1998 was $0.2 million or 0.0% of total revenues compared to $20.8 million or 2.5% of total revenues in First Quarter Fiscal 1997. In First Quarter Fiscal 1998 operating income, excluding pre-tax special charges of $15.0 million, was $15.3 million or 2.0% of total revenues.

    Interest expense for First Quarter Fiscal 1998 and First Quarter Fiscal 1997 was $37.4 million and $34.6 million, respectively. The increase in interest expense is a result of higher debt levels outstanding during First Quarter Fiscal 1998 and a higher average interest rate on outstanding debt in First Quarter Fiscal 1998.

    Loss before income taxes was $37.1 million for First Quarter Fiscal 1998 compared to a loss of $13.7 million for First Quarter Fiscal 1997. The loss before income taxes, excluding the pre-tax special charges of $15.0 million, was $22.1 million for First Quarter Fiscal 1998. The reason for the increase in the loss before income taxes is the decrease in operating income and an increase in interest expense.

    The income tax benefit was $14.3 million for First Quarter Fiscal 1998 compared to a benefit of $4.7 million in First Quarter Fiscal 1997. The income tax benefit, excluding the effect of the pre-tax special charges of $15.0 million, was $8.2 million for First Quarter Fiscal 1998. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

    Net loss was $22.8 million in First Quarter Fiscal 1998 compared to net loss of $9.0 million in First Quarter Fiscal 1997. Net loss excluding the after-tax impact of special charges was $13.9 million in First Quarter Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES


    Payments of principal and interest on the Company's $1.26 billion of long-term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt of $3.7 million, $3.0 million and $2.5 million are due during Fiscal 1998, Fiscal 1999 and Fiscal 2000, respectively.

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. As of May 3, 1997, additional availability under the Revolving Credit Facility was $89.5 million.

    During First Quarter Fiscal 1998, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

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

    Cash flows to meet the Company's requirements for operating, investing and financing activities in First Quarter Fiscal 1998 are reported in the Consolidated Statement of Cash Flows. For the thirteen week period ended May 3, 1997, the Company experienced a positive cash flow from operating activities of $2.4 million.

    Working capital decreased by $17.8 million from February 1, 1997 to May 3, 1997.

    The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements.

    The Company expects to spend approximately $40 million on capital expenditures, including capital leases, during Fiscal 1998. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility and new capital leases. Capital expenditures will be principally for new stores, remodeled store facilities and investments in technology.

PART II.  OTHER INFORMATION

    All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Penn Traffic's Annual Meeting of Stockholders was held on June 3, 1997. At the Annual Meeting, the holders of Penn Traffic common stock considered and voted upon a proposal to approve and adopt the Company's 1997 Performance Incentive Plan (the "Plan"). Approval and adoption of the Plan required the affirmative vote of a majority of the votes cast. There were 4,966,659 votes cast in favor of the Plan and 906,138 votes cast against the Plan. There were 35,282 abstentions and 3,991,911 nonvotes.

    At the Annual Meeting, three directors were elected to serve for three-year terms on the Company's Board of Directors by the following votes:

                                FOR           WITHHELD
                                ---           --------

Eugene A. DePalma            9,593,873        306,118
Susan E. Engel               9,598,441        301,550
Claude J. Incaudo            9,587,892        312,099


    At the Annual Meeting, the selection of Price Waterhouse LLP as auditors for the Company for Fiscal 1998 was ratified by a vote of 9,706,663 shares in favor and 182,348 shares opposed. There were 10,304 abstentions and 675 nonvotes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        EXHIBIT NUMBER       DESCRIPTION


            27.1             Financial Data Schedule



    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the fiscal quarter ended May 3, 1997. On June 2, 1997, the Company filed a report on Form 8-K relating to an amendment of the Revolving Credit Facility, effective as of May 27, 1997, which modified certain covenants.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            THE PENN TRAFFIC COMPANY



       June 16, 1997                        /s/ Phillip E. Hawkins
                                            --------------------------------

                                       By:  Phillip E. Hawkins
                                            President, Chief Executive
                                            Officer and Director





       June 16, 1997                        /s/ Robert J. Davis
                                            --------------------------------

                                       By:  Robert J. Davis
                                            Senior Vice President and
                                            Secretary, Principal Financial
                                            Officer and Principal
                                            Accounting Officer