Form 10-Q
period 1997-08-02
PENN TRAFFIC CO
filed 1997-09-16
CIK 77155

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549

                                      FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarterly Period Ended August 2, 1997


                                          OR


                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ____________ to ______________

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



                                  YES  X .  NO       .
                                      ----      ----

              Common stock, par value $1.25 per share: 10,867,941 shares outstanding as of September 4, 1997



                                    1 of 14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               THE PENN TRAFFIC COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      UNAUDITED

(All dollar amounts in thousands,
     except per share data)




                                                         THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                                         AUGUST 2,   AUGUST 3,       AUGUST 2,      AUGUST 3,
                                                           1997        1996            1997           1996
                                                       -----------  -------------  ------------    -----------

TOTAL REVENUES                                         $ 773,890      $ 842,764     $1,533,278     $1,670,422


COST AND OPERATING EXPENSES:
    Cost of sales (including
      buying and occupancy
      costs)                                             595,643        648,583     1,177,260       1,284,579
    Selling and administrative
      expenses                                           158,258        173,328       326,490         344,173
    Restructuring charges                                  1,400                       10,704
                                                       ---------       ---------    ----------     ----------
OPERATING INCOME                                          18,589         20,853        18,824          41,670
    Interest expense                                      37,289         36,158        74,660          70,718
                                                       ---------       ---------    ----------     ----------

(LOSS) BEFORE INCOME TAXES                               (18,700)        (15,305)     (55,836)       (29,048)
    Benefit for income taxes                               6,776           5,156       21,088          9,870
                                                       ---------       ---------    ----------     ----------

NET (LOSS)                                             $ (11,924)     $ (10,149)    $ (34,748)     $  (19,178)
                                                       ---------      ---------     ----------     ----------
                                                       ---------      ---------     ----------     ----------

PER SHARE DATA:
    Net (loss)                                         $   (1.10)     $   (0.93)    $   (3.20)     $    (1.77)
                                                       ---------      ---------     ----------     ----------
                                                       ---------      ---------     ----------     ----------

   Average number of common
     shares outstanding                                10,867,941     10,869,694    10,868,037      10,860,390


See Notes to Interim Consolidated Financial Statements.



                               THE PENN TRAFFIC COMPANY
                              CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)

                                                                                    UNAUDITED
                                                                                  AUGUST 2, 1997          FEBRUARY 1, 1997
                                                                                  --------------          ----------------
     ASSETS
CURRENT ASSETS:
  Cash and short-term investments                                                   $    52,486              $    53,240
  Accounts and notes receivable
    (less allowance for doubtful accounts
     of $4,765 and $2,867, respectively)                                                 65,470                   71,874
  Inventories (Note 3)                                                                  331,608                  340,009
  Prepaid expenses and other current assets                                              17,702                   17,266
                                                                                    -----------               -----------
     Total Current Assets                                                               467,266                  482,389

NONCURRENT ASSETS:
  Capital leases - net                                                                  125,302                  132,071
  Property, plant and equipment - net                                                   546,016                  571,306
  Intangible assets - net                                                               416,216                  422,816
  Other assets and deferred charges - net                                                94,042                   95,537
                                                                                    -----------               -----------
                                                                                    $ 1,648,842              $ 1,704,119
                                                                                    -----------               -----------
                                                                                    -----------               -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                              $     4,177              $     3,736
  Current portion of obligations
    under capital leases                                                                 13,649                   13,541
  Trade accounts and drafts payable                                                     166,873                  159,579
  Payroll and other accrued liabilities                                                  90,052                   82,654
  Accrued interest expense                                                               35,438                   35,664
  Payroll taxes and other taxes payable                                                  22,033                   13,476
  Deferred income taxes                                                                  31,029                   31,029
                                                                                    -----------               -----------
     Total Current Liabilities                                                          363,251                  339,679

NONCURRENT LIABILITIES:
  Long-term debt                                                                      1,234,832                1,246,738
  Obligations under capital leases                                                      128,535                  134,976
  Deferred income taxes                                                                   2,714                   23,876
  Other noncurrent liabilities                                                           51,050                   55,605
                                                                                    -----------               -----------
     Total Liabilities                                                                1,780,382                1,800,874
                                                                                    -----------               -----------
SHAREHOLDERS' EQUITY:
  Preferred Stock - authorized 10,000,000
    shares at $1.00 par value; none issued
  Common Stock - authorized 30,000,000
    shares at $1.25 par value; 10,867,941
    shares and 10,869,441 shares
    issued and outstanding, respectively                                                 13,641                    13,641
  Capital in excess of par value                                                        180,412                   180,412
  Retained deficit                                                                     (314,062)                 (280,668)
  Minimum pension liability adjustment                                                   (8,767)                   (8,730)
  Unearned compensation                                                                  (2,139)                     (785)
  Treasury stock, at cost                                                                  (625)                     (625)
                                                                                    -----------               -----------
     Total Shareholders' Equity                                                        (131,540)                  (96,755)
                                                                                    -----------               -----------
                                                                                    $ 1,648,842               $ 1,704,119
                                                                                    -----------               -----------
                                                                                    -----------               -----------

See Notes to Interim Consolidated Financial Statements.




                               THE PENN TRAFFIC COMPANY
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                        UNAUDITED

(All dollar amounts in thousands)


                                                                                     TWENTY-SIX         TWENTY-SIX
                                                                                     WEEKS ENDED        WEEKS ENDED
                                                                                   AUGUST 2, 1997     AUGUST 3, 1996
                                                                                   ---------------    ---------------

OPERATING ACTIVITIES:
  Net (loss)                                                                          $ (34,748)          $ (19,178)
  Adjustments to reconcile
    net (loss) to net cash provided by
    (used in)operating activities:
      Depreciation and amortization                                                       37,289             37,625
      Amortization of intangibles                                                          8,136              8,178
      (Decrease) in deferred taxes                                                       (21,162)
      Deferred tax benefit
      Other - net                                                                         (2,133)            (4,737)
  Net change in assets and liabilities:
      Accounts receivable and prepaid expenses                                             4,069              1,557
      Inventories                                                                          8,402             10,898
      Accounts payable and accrued expenses                                               23,023            (17,073)
      Deferred charges and other assets                                                      (41)            (2,303)
                                                                                        ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 22,835             14,967
                                                                                        ---------         ---------
INVESTING ACTIVITIES:
  Capital expenditures                                                                    (9,190)           (39,843)
  Proceeds from sale-and-leaseback
    transactions                                                                                             19,164
  Other - net                                                                              3,632              2,767
                                                                                        ---------         ---------
NET CASH (USED IN) INVESTING ACTIVITIES                                                   (5,558)           (17,912)
                                                                                        ---------         ---------
FINANCING ACTIVITIES:
  Increase in long-term debt                                                                                106,840
  Payments to settle long-term debt                                                       (1,165)            (1,525)
  Borrowings of revolver debt                                                            183,700            207,600
  Payment of revolver debt                                                              (194,000)          (301,700)
  Reduction of capital lease obligations                                                  (6,566)            (6,034)
  Payment of debt issuance costs                                                                             (2,868)
  Other - net                                                                                                    70
                                                                                        ---------         ---------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                                                                     (18,031)            2,383
                                                                                        ---------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                                        (754)             (562)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                       53,240            58,585
                                                                                        ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  52,486         $  58,023
                                                                                        ---------         ---------
                                                                                        ---------         ---------

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

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)
                                               SECOND QUARTER   TWENTY-SIX WEEKS
                                               --------------   ----------------
FISCAL 1998
-----------

  Operating Income                                $ 18,589           $ 18,824

  Operating Income before
    special charges                                 21,739             37,016

  Depreciation and Amortization                     22,544             45,425

  LIFO Provision                                       750              1,250

  Cash Interest Expense                             36,076             72,263



FISCAL 1997
-----------

  Operating Income                                $ 20,853           $ 41,670

  Depreciation and Amortization                     22,980             45,802

  LIFO Provision                                       825              1,825

  Cash Interest Expense                             35,018             68,503




NOTE 3 - INVENTORIES

    If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $21,473,000 and $20,223,000 higher than reported at August 2, 1997 and February 1, 1997, respectively.


NOTE 4 - SPECIAL CHARGES

    During the quarter ended August 2, 1997 ("Second Quarter Fiscal 1998") and the 26-week period ended August 2, 1997 the Company recorded pre-tax charges totaling approximately $1.6 and $12.6 million, respectively, associated with a management reorganization and related corporate actions. In addition, during Second Quarter Fiscal 1998 and the 26-week period ended August 2, 1997 the Company recorded pre-tax charges of approximately $1.6 and $5.6 million, respectively, associated with the retention of recently hired corporate executives. These charges are included in the restructuring charges and selling and administrative expenses lines of the Consolidated Statement of Operations as described below.

    The management reorganization includes the centralization of management in the Company's Syracuse, New York headquarters and other actions to streamline the Company's organizational structure. The management reorganization is being implemented during the second and third quarters of Fiscal 1998. It is resulting in the layoff of approximately 375 employees, with most of the layoffs coming in the Company's Columbus, Ohio and DuBois, Pennsylvania divisional headquarters.

    The restructuring charges of $1.4 and $10.7 million for Second Quarter Fiscal 1998 and the 26-week period ended August 2, 1997 includes $1.3 and $9.7 million, respectively, of severance costs associated with the management reorganization and $0.1 and $1.0 million, respectively, of miscellaneous other costs recorded in connection with the management reorganization.

    Selling and administrative expenses for Second Quarter Fiscal 1998 and the 26-week period ended August 2, 1997 include pre-tax special charges of (1)$1.6 and $5.6 million, respectively, incurred in connection with the retention of recently hired corporate executives (consisting of $0.7 and $3.4 million, respectively, paid to the newly hired executives primarily to reimburse them for loss of benefits under arrangements with their prior employers and $0.9 and $2.2 million, respectively, of relocation and other miscellaneous expenses associated with their retention) and (2)$0.2 and $1.9 million, respectively, of other costs recorded in connection with the management reorganization and related corporate actions.

    The accrued liability related to the special charges was $11.8 million at August 2, 1997.


NOTE 5 - SHAREHOLDERS' EQUITY

    During Second Quarter Fiscal 1998, awards were made to officers, employees, and directors of The Penn Traffic Company pursuant to the 1993 Long Term Incentive Plan and the 1997 Performance Incentive Plan. These awards, consisting of options and the amending of certain restrictions on previously awarded restricted stock, covered an aggregate of approximately 750,000 shares of Common Stock of The Penn Traffic Company.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("SECOND QUARTER FISCAL 1998") AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 COMPARED TO THIRTEEN WEEKS ("SECOND QUARTER FISCAL 1997") AND TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

    The following table sets forth statement of operations components expressed as a percentage of total revenues for Second Quarter Fiscal 1998 and Second Quarter Fiscal 1997, and for the twenty-six weeks ended August 2, 1997 and August 3, 1996, respectively:


                                  Second Quarter Ended  Twenty-six Weeks Ended
                                  AUGUST 2,   August 3,    AUGUST 2, August 3,
                                    1997        1996        1997       1996
                                  ---------  ---------  -----------  ---------

Total revenues                    100.0%       100.0%      100.0%      100.0%
Gross profit (1)                   23.0         23.0        23.2        23.1
Selling and administrative
  expenses excluding
  special charges (2)              20.2         20.6        20.8        20.6
Selling and administrative
  expenses                         20.4         20.6        21.3        20.6
Restructuring charges               0.2                      0.7
Operating income excluding
  special charges (3)               2.8          2.5         2.4         2.5
Operating income                    2.4          2.5         1.2         2.5
Interest expense                    4.8          4.3         4.9         4.2
(Loss) before income taxes         (2.4)        (1.8)       (3.6)       (1.7)
Net (loss)                         (1.5)        (1.2)       (2.3)       (1.1)



(See notes on next page)

(1) Total revenues less cost of sales.

(2) Selling and administrative expenses include pre-tax special charges for Second Quarter Fiscal 1998 and the 26-week period ended August 2, 1997 of
    (1) $1.6 and $5.6 million, respectively, associated with the retention of recently hired corporate executives and (2) $0.2 and $1.9 million of other costs associated with a management reorganization and related corporate actions (see Note 4).

(3) Operating income for the Second Quarter Fiscal 1998 and the 26-week period ended August 2, 1997 excluding pre-tax special charges of $3.2 and $18.2 million, respectively, (see Note 4).

    Total revenues for Second Quarter Fiscal 1998 decreased to $773.9 million from $842.8 million in Second Quarter Fiscal 1997. Total revenues for the twenty-six week period ended August 2, 1997 decreased to $1.533 billion from $1.670 billion for the twenty-six week period ended August 3, 1996. Same store sales for Second Quarter Fiscal 1998 and the twenty-six week period ended August 2, 1997 declined 7.7% and 7.9% respectively. Wholesale supermarket revenues were $93.3 million in Second Quarter Fiscal 1998 compared to $102.3 million in Second Quarter Fiscal 1997. Wholesale supermarket revenues were $183.7 million for the twenty-six weeks ended August 2, 1997 compared to $206.0 million for the twenty-six weeks ended August 3, 1996.

    Gross profit in Second Quarter Fiscal 1998 was $178.2 million or 23.0% of revenues compared to $194.2 million or 23.0% of revenues in Second Quarter Fiscal 1997. Gross profit as a percentage of total revenues increased to 23.2% for the twenty-six week period ended August 2, 1997 from 23.1% for the twenty-six week period ended August 3, 1996. During Second Quarter Fiscal 1998 and for the twenty-six week period ended August 2, 1997 gross profit as a percentage of revenues was positively impacted by the Company's merchandising initiatives. These improvements were offset by an increase in buying and occupancy costs as a percentage of revenues during a period of low price inflation and a decrease in same store sales.

    Selling and administrative expenses in Second Quarter Fiscal 1998 were $158.3 million or 20.4% of revenues compared to $173.3 million or 20.6% of revenues in Second Quarter Fiscal 1997. In Second Quarter Fiscal 1998, selling and administrative expenses, excluding pre-tax special charges of $1.8 million (see Note 4), were $156.5 million or 20.2% of revenues. Selling and administrative expenses for the twenty-six week period ended August 2, 1997 were $326.5 million or 21.3% of revenues compared to $344.2 million or 20.6% of revenues for the twenty-six week period ended August 3, 1996. For the twenty-six week period ended August 2, 1997, selling and administrative expenses, excluding pre-tax special charges of $7.5 million (see Note 4), were $319.0 million or 20.8% of revenues.

    The decrease in selling and administrative expenses in Second Quarter Fiscal 1998 is primarily the result of the Company's cost reduction programs. Selling and administrative expenses, excluding special charges, for the twenty-six week period ended August 2, 1997 increased as a percentage of revenues due to an increase in fixed and semi-fixed expenses as a percentage of revenues during a period of low price inflation and decrease in same store sales.

    During Second Quarter Fiscal 1998 and the twenty-six week period ended August 2, 1997, the Company recorded special charges of $3.2 and $18.2 million in connection with the management reorganization and related corporate actions, and the retention of recently hired corporate executives(see Note 4).

    Depreciation and amortization expense was $22.5 million in Second Quarter Fiscal 1998 and $23.0 million in Second Quarter Fiscal 1997, representing 2.9% and 2.7% of total revenues, respectively. Depreciation and amortization expense was $45.4 million for the twenty-six week period ended August 2, 1997 and $45.8 million for the twenty-six week period ended August 3, 1996, representing 3.0% and 2.7% of total revenues, respectively.

    Operating income for the Second Quarter Fiscal 1998 was $18.6 million or 2.4% of total revenues compared to $20.9 million or 2.5% of total revenues in Second Quarter Fiscal 1997. In Second Quarter Fiscal 1998 operating income, excluding pre-tax special charges of $3.2 million, was $21.8 million or 2.8% of total revenues. Operating income for the twenty-six week period ended August 2, 1997 was $18.8 million or 1.2% of total revenues compared to $41.7 million or 2.5% of total revenues for the twenty-six week period ended August 3, 1996. Operating income for the twenty-six week period ended August 2, 1997, excluding pre-tax special charges of $18.2 million, was $37.0 million or 2.4% of total revenues.

    Interest expense for Second Quarter Fiscal 1998 and Second Quarter Fiscal 1997 was $37.3 million and $36.2 million, respectively. Interest expense for the twenty-six week period ended August 2, 1997 and August 3, 1996 was $74.7 million and $70.7 million, respectively. The increase in interest expense is a result of higher debt levels outstanding and a higher average interest rate on outstanding debt in Second Quarter Fiscal 1998 and the twenty-six week period ended August 2, 1997.

    Loss before income taxes was $18.7 million for Second Quarter Fiscal 1998 compared to a loss of $15.3 million for Second Quarter Fiscal 1997. The loss before income taxes, excluding the effect of pre-tax special charges of $3.2 million, was $15.5 million for Second Quarter Fiscal 1998. Loss before income taxes was $55.8 million for the twenty-six week period ended August 2, 1997 compared to a loss of $29.0 million for the twenty-six week period ended August 3, 1996. The loss before income taxes, excluding the effect of pre-tax special charges of $18.2 million, was $37.6 million for the twenty-six week period ended August 2, 1997. The reason for the increase in the loss before income taxes is the decrease in operating income and an increase in interest expense.

    The income tax benefit for Second Quarter Fiscal 1998 was $6.8 million compared to a benefit of $5.2 million for Second Quarter Fiscal 1997. The income tax benefit, excluding the effect of pre-tax special charges of $3.2 million, was $5.5 million for Second Quarter Fiscal 1998. The income tax benefit for the twenty-six week period ended August 2, 1997 was $21.1 million compared to a benefit of $9.9 million for the twenty-six week period ended August 3, 1996. The income tax benefit, excluding the effect of pre-tax special charges of $18.2 million, was $13.6 million for the twenty-six week period ended August 2, 1997. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

    Net loss for Second Quarter Fiscal 1998 was $11.9 million compared to a net loss of $10.1 million for Second Quarter Fiscal 1997. Net loss, excluding the after-tax impact of special charges, was $10.1 million for Second Quarter Fiscal 1998. The net loss for the twenty-six week period ended August 2, 1997 was $34.7 million compared to a net loss of $19.2 million for the twenty-six week period ended August 3, 1996. The net loss, excluding the after-tax impact of special charges, was $24.0 million for the twenty-six week period ended August 2, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Payments of principal and interest on the Company's $1.24 billion of long term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt of $2.6 million, $3.0 million and $2.5 million are due during the remainder of Fiscal 1998, Fiscal 1999 and Fiscal 2000, respectively.

    The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. As of August 2, 1997, additional availability under the Revolving Credit Facility was $112.8 million.

    During Second Quarter Fiscal 1998, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

    The Company has entered into two interest rate swap agreements, each of which expires within the next year, that effectively convert $75 million of its fixed rate borrowings into variable rate obligations. Under the terms of these agreements, the Company makes payments at variable rates which are based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense.

    Cash flows to meet the Company's requirements for operating, investing and financing activities in Second Quarter Fiscal 1998 are reported in the Consolidated Statement of Cash Flows. For the twenty-six week period ended August 2, 1997, the Company experienced a positive cash flow from operating activities of $22.8 million.

    Working capital decreased by $38.7 million from February 1, 1997 to August 2, 1997.

    The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements.

    The Company expects to spend approximately $35 million on capital expenditures, including capital leases, during Fiscal 1998. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility and new capital leases. Capital expenditures will be principally for new stores, remodeled store facilities and investments in technology.

PART II.  OTHER INFORMATION

    All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

              EXHIBIT NUMBER                DESCRIPTION
              --------------                ------------

                  10.5P Amendment No. 15, dated as of May 27, 1997, to the Loan and Security Agreement, incorporated by reference to Exhibit 10.5P to Penn Traffic's report on Form 8-K filed with the SEC on June 2, 1997.

                  27.1            Financial Data Schedule




     (b) Reports on Form 8-K

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







                                            THE PENN TRAFFIC COMPANY





       September 13, 1997                        /s/- PHILLIP E. HAWKINS
                                                 ------------------------------

                                            By:  Phillip E. Hawkins
                                                 President, Chief Executive
                                                 Officer and Director




       September 13, 1997                        /s/- ROBERT J. DAVIS
                                                 ------------------------------

                                            By:  Senior Vice President and
                                                 Chief Financial Officer