Form 10-Q
period 1997-11-01
PENN TRAFFIC CO
filed 1997-12-16
CIK 77155

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 1, 1997

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

                                  YES X. NO  .

             Common stock, par value $1.25 per share: 10,824,491 shares outstanding as of December 2, 1997



                                   1 of 13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            THE PENN TRAFFIC COMPANY
                      Consolidated Statement of Operations
                                   Unaudited

(All dollar amounts in thousands,
  except per share data)

                                                              Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                                           --------------------------  --------------------------
                                                           November 1,   November 2,   November 1,   November 2,
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
TOTAL REVENUES...........................................  $    726,180  $    811,125  $  2,259,458  $  2,481,547
COST AND OPERATING EXPENSES:
  Cost of sales (including buying
    and occupancy costs).................................       561,799       630,443     1,735,448     1,915,022
  Selling and administrative expenses....................       148,161       169,877       478,262       514,050
  Restructuring charges..................................                                    10,704
                                                           ------------  ------------  ------------  ------------
OPERATING INCOME.........................................        16,220        10,805        35,044        52,475
  Interest expense.......................................        37,548        36,591       112,208       107,309
                                                           ------------  ------------  ------------  ------------
(LOSS) BEFORE INCOME TAXES...............................       (21,328)      (25,786)      (77,164)      (54,834)
  Benefit for income taxes...............................         7,801         9,862        28,888        19,732
                                                           ------------  ------------  ------------  ------------
NET (LOSS)...............................................  $    (13,527) $    (15,924) $    (48,276) $    (35,102)
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
PER SHARE DATA:
  Net (loss).............................................  $      (1.24) $      (1.47) $      (4.44) $      (3.23)
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
  Average number of
    common shares outstanding............................    10,866,774    10,869,441    10,867,616    10,863,407

            See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                           Consolidated Balance Sheet

(All dollar amounts in thousands)

                                                                                   UNAUDITED
                                                                                NOVEMBER 1, 1997  FEBRUARY 1, 1997
                                                                                ----------------  ----------------
    ASSETS
CURRENT ASSETS:
  Cash and short-term investments.............................................     $   47,389       $    53,240
  Accounts and notes receivable (less allowance for doubtful accounts of
    $5,026 and $2,867, respectively)..........................................         71,187            71,874
  Inventories (Note 3)........................................................        345,865           340,009
  Prepaid expenses and other current assets...................................         17,234            17,266
                                                                                ----------------  ---------------
    Total Current Assets......................................................        481,675           482,389

NONCURRENT ASSETS:
  Capital leases--net.........................................................        122,045           132,071
  Property, plant and equipment--net..........................................        534,805           571,306
  Intangible assets--net......................................................        412,934           422,816
  Other assets and deferred charges--net......................................         93,238            95,537
                                                                                ----------------  ---------------
                                                                                   $1,644,697       $ 1,704,119
                                                                                ----------------  ---------------
                                                                                ----------------  ---------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt........................................     $    4,308       $     3,736
  Current portion of obligations under capital leases.........................         13,535            13,541
  Trade accounts and drafts payable...........................................        156,073           159,579
  Payroll and other accrued liabilities.......................................         83,735            82,654
  Accrued interest expense....................................................         21,126            35,664
  Payroll taxes and other taxes payable.......................................         18,387            13,476
  Deferred income taxes.......................................................         25,905            31,029
                                                                                ----------------  ---------------
    Total Current Liabilities.................................................        323,069           339,679

NONCURRENT LIABILITIES:
  Long-term debt..............................................................      1,291,767         1,246,738
  Obligations under capital leases............................................        125,492           134,976
  Deferred income taxes.......................................................                           23,876
  Other noncurrent liabilities................................................         49,428            55,605
                                                                                ----------------  ---------------
    Total Liabilities.........................................................      1,789,756         1,800,874
                                                                                ----------------  ---------------
SHAREHOLDERS' EQUITY:
  Preferred Stock--authorized 10,000,000 shares at $1.00 par value; none issued....................................................................
  Common Stock--authorized 30,000,000 shares at $1.25 par value;
    10,824,491 shares and 10,869,441 shares issued, respectively..............         13,643            13,641
  Capital in excess of par value..............................................        180,418           180,412
  Retained deficit............................................................       (327,273)         (280,668)
  Minimum pension liability adjustment........................................         (8,767)           (8,730)
  Unearned compensation.......................................................         (2,455)             (785)
  Treasury stock, at cost.....................................................           (625)             (625)
                                                                                ----------------  ---------------
    Total Shareholders' Equity................................................       (145,059)          (96,755)
                                                                                ----------------  ---------------
                                                                                   $1,644,697       $ 1,704,119
                                                                                ----------------  ---------------
                                                                                ----------------  ---------------

            See Notes to Interim Consolidated Financial Statements.

                       THE PENN TRAFFIC COMPANY
                 Consolidated Statement of Cash Flows
                               Unaudited

    (All dollar amounts in thousands)

                                                                                 THIRTY-NINE       THIRTY-NINE
                                                                                 WEEKS ENDED       WEEKS ENDED
                                                                               NOVEMBER 1, 1997  NOVEMBER 2, 1996
                                                                               ----------------  ----------------
Operating Activities:
  Net (loss).................................................................    $    (48,276)     $    (35,102)
  Adjustments to reconcile net (loss) to net cash (used in)
    operating activities:
    Depreciation and amortization............................................          56,078            56,914
    Amortization of intangibles..............................................          11,987            12,285
    (Decrease) in deferred taxes.............................................         (29,000)
    Other--net...............................................................          (2,865)          (16,004)
  Net change in assets and liabilities:
    Accounts receivable and prepaid expenses.................................          (1,441)            4,234
    Inventories..............................................................          (5,855)          (20,222)
    Accounts payable and accrued expenses....................................         (12,052)          (45,851)
    Deferred charges and other assets........................................             194            (4,420)
                                                                               ----------------  ----------------
Net Cash (Used In) Operating Activities......................................         (31,230)          (48,166)
                                                                               ----------------  ----------------
Investing Activities:
  Capital expenditures.......................................................         (15,723)          (53,477)
  Proceeds from sale-and-leaseback transactions..............................                            19,879
  Proceeds from sale of assets...............................................           3,770             3,439
  Other--net.................................................................           1,652              (115)
                                                                               ----------------  ----------------
Net Cash (Used In) Investing Activities......................................         (10,301)          (30,274)
                                                                               ----------------  ----------------
Financing Activities:
  Increase in long-term debt.................................................                           106,840
  Payments to settle long-term debt..........................................          (1,699)           (2,756)
  Borrowings of revolver debt................................................         332,300           357,400
  Payment of revolver debt...................................................        (285,000)         (377,600)
  Reduction of capital lease obligations.....................................          (9,929)           (9,560)
  Payment of debt issuance costs.............................................                            (3,517)
  Other--net.................................................................               8                70
                                                                               ----------------  ----------------
Net Cash Provided By Financing Activities....................................          35,680            70,877
                                                                               ----------------  ----------------
(Decrease) in Cash and Cash Equivalents......................................          (5,851)           (7,563)
Cash and Cash Equivalents at Beginning of Period.............................          53,240            58,585
                                                                               ----------------  ----------------
Cash and Cash Equivalents at End of Period...................................    $     47,389      $     51,022
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

            See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

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

NOTE 2--SUPPLEMENTAL FINANCIAL INFORMATION


(In thousands of dollars)                                    Third Quarter           Thirty-nine Weeks
                                                             -------------           -----------------


Fiscal 1998
-----------

  Operating Income....................................        $  16,220                 $   35,044
  Operating Income before
    Special Charges...................................           16,220                     53,236
  Depreciation and Amortization.......................           22,145                     67,571
  LIFO Provision......................................              750                      2,000
  Cash Interest Expense...............................           36,338                    108,601

Fiscal 1997
-----------

  Operating Income....................................        $  10,805                 $   52,475
  Depreciation and Amortization.......................           23,397                     69,199
  LIFO Provision......................................              825                      2,650
  Cash Interest Expense...............................           35,440                    103,943

NOTE 3--INVENTORIES

    If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $22,223,000 and $20,223,000 higher than reported at November 1, 1997 and February 1, 1997, respectively.

NOTE 4--SPECIAL CHARGES

    During the thirty-nine week period ended November 1, 1997 the Company recorded pre-tax charges totaling approximately $12.6 million associated with a management reorganization and related corporate actions. In addition, during the thirty-nine week period ended November 1, 1997 the Company recorded pre-tax charges of approximately $5.6 million associated with the retention of recently hired corporate executives. These charges are included in the restructuring charges and selling and administrative expenses lines of the Consolidated Statement of Operations as described below.

    The management reorganization included the centralization of management in the Company's Syracuse, New York headquarters and other actions to streamline the Company's organizational structure. The management reorganization was implemented during the second and third quarters of Fiscal 1998. It resulted in the layoff of approximately 375 employees, with most of the layoffs coming in the Company's Columbus, Ohio and DuBois, Pennsylvania divisional headquarters.

    The restructuring charges of $10.7 million for the thirty-nine week period ended November 1, 1997 includes $9.7 million of severance costs and $1.0 million of miscellaneous other costs recorded in connection with the management reorganization.

    Selling and administrative expenses for the thirty-nine week period ended November 1, 1997 include pre-tax special charges of (1) $5.6 million incurred in connection with the retention of recently hired corporate executives (consisting of $3.4 million paid to the newly hired executives primarily to reimburse them for loss of benefits under arrangements with their prior employers and $2.2 million of relocation and other miscellaneous expenses associated with their retention) and (2) $1.9 million of other costs recorded in connection with management reorganization and related corporate actions.

    The accrued liability related to the special charges was $7.1 million at November 1, 1997.

NOTE 5--SHAREHOLDERS' EQUITY

    During the First, Second and Third Quarters of Fiscal 1998 awards were made to officers, employees, and directors of the Penn Traffic Company pursuant to the 1993 Long Term Incentive Plan and the 1997 Performance Incentive Plan. These awards, consisting of options and the amending of certain restrictions on previously awarded restricted stock, covered an aggregate of approximately
1.2 million shares of Common Stock of the Penn Traffic Company.

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

RESULTS OF OPERATIONS

    THIRTEEN WEEKS ("THIRD QUARTER FISCAL 1998") AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THIRTEEN WEEKS ("THIRD QUARTER FISCAL 1997") AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

    The following table sets forth statement of operations components expressed as a percentage of total revenues for Third Quarter Fiscal 1998 and Third Quarter Fiscal 1997, and for the thirty-nine weeks ended November 1, 1997 and November 2, 1996, respectively:

                                                                 THIRD QUARTER ENDED         THIRTY-NINE WEEKS ENDED
                                                             ----------------------------  ----------------------------
                                                              NOVEMBER 1,    NOVEMBER 2,    NOVEMBER 1,    NOVEMBER 2,
                                                                 1997           1996           1997           1996
                                                             -------------  -------------  -------------  -------------
Total revenues.............................................        100.0%         100.0%         100.0%         100.0%
Gross profit(1)............................................         22.6           22.3           23.2           22.8
Selling and administrative expenses excluding special
  changes(2)...............................................         20.4           20.9           20.8           20.7
Selling and administrative expenses........................         20.4           20.9           21.2           20.7
Restructuring charges......................................                                        0.5
Operating income excluding special charges(3)..............          2.2            1.3            2.4            2.1
Operating income...........................................          2.2            1.3            1.6            2.1
Interest expense...........................................          5.2            4.5            5.0            4.3
(Loss) before income taxes.................................         (2.9)          (3.2)          (3.4)          (2.2)
Net (loss).................................................         (1.9)          (2.0)          (2.1)          (1.4)

(See notes on next page)

(1) Total revenues less cost of sales.

(2) Selling and administrative expenses include pre-tax special charges for the thirty-nine week period ended November 1, 1997 of (1) $5.6 million associated with the retention of recently hired corporate executives and (2) $1.9 million of other costs associated with a management reorganization and related corporate actions (see Note 4).

(3) Operating income excluding pre-tax special charges for the thirty-nine week period ended November 1, 1997 of $18.2 million (see Note 4).

    Total revenues for Third Quarter Fiscal 1998 decreased to $726.2 million from $811.1 million in Third Quarter Fiscal 1997. Total revenues for the thirty-nine week period ended November 1, 1997 decreased to $2.26 billion from $2.48 billion for the thirty-nine week period ended November 2, 1996. Same store sales for Third Quarter Fiscal 1998 and the thirty-nine week period ended November 1, 1997 declined 9.7% and 8.5%, respectively. Wholesale supermarket revenues were $87.9 million in Third Quarter Fiscal 1998 compared to $100.4 million in Third Quarter Fiscal 1997. Wholesale supermarket revenues were $271.6 million for the thirty-nine weeks ended November 1, 1997 compared to $306.3 million for the thirty-nine weeks ended November 2, 1996.

    Gross profit in Third Quarter Fiscal 1998 was $164.4 million or 22.6% of revenues compared to $180.7 million or 22.3% of revenues in Third Quarter Fiscal 1997. Gross profit as a percentage of total revenues increased to 23.2% for the thirty-nine week period ended November 1, 1997 from 22.8% for the thirty-nine week period ended November 2, 1996. During Third Quarter Fiscal 1998 and for the thirty-nine week period ended November 1, 1997 gross profit as a percentage of revenues was positively impacted by the Company's merchandising initiatives. These improvements were partially offset by an increase in buying and occupancy costs as a percentage of revenues during a period of low price inflation and declining same store sales. Gross profit for the Third Quarter Fiscal 1997 and the thirty nine weeks ended November 2, 1996 was negatively impacted by approximately $2 million due to a work stoppage at the Company's dairy division.

    Selling and administrative expenses for Third Quarter Fiscal 1998 were $148.2 million or 20.4% of revenues compared to $169.9 million or 20.9% of revenues in Third Quarter Fiscal 1997. Selling and administrative expenses for the thirty-nine week period ended November 1, 1997 were $478.3 million or 21.2% of revenues compared to $514.1 million or 20.7% of revenues for the thirty-nine week period ended November 2, 1996. For the thirty-nine week period ended November 1, 1997, selling and administrative expenses, excluding pre-tax special charges of $7.5 million (see Note 4), were $470.8 million or 20.8% of revenues.

    The decrease in selling and administrative expenses as a percentage of total revenues in Third Quarter Fiscal 1998 is the result of the Company's cost reduction programs. Selling and administrative expenses, excluding special charges, for the thirty-nine week period ended November 1, 1997 increased as a percentage of revenues due to an increase in fixed and semi-fixed expenses as a percentage of revenues during a period of low price inflation and decrease in same store sales.

    During the thirty-nine week period ended November 1, 1997, the Company recorded special charges of $18.2 million in connection with the management reorganization and related corporate actions, and the retention of recently hired corporate executives (see Note 4).

    Depreciation and amortization expense was $22.1 million in Third Quarter Fiscal 1998 and $23.4 million in Third Quarter Fiscal 1997, representing 3.0% and 2.9% of total revenues, respectively. Depreciation and amortization expense was $67.6 million for the thirty-nine weeks ended November 1, 1997 and $69.2 million for the thirty-nine weeks ended November 2, 1996 representing 3.0% and 2.8% of total revenues, respectively.

    Operating income for Third Quarter Fiscal 1998 was $16.2 million or 2.2% of total revenues compared to $10.8 million or 1.3% of total revenues in Third Quarter Fiscal 1997. Operating income for the thirty-nine week period ended November 1, 1997 was $35.0 million or 1.6% of total revenues compared to $52.5 million or 2.1% of total revenues for the thirty-nine week period ended November 2, 1996. Operating income for the thirty-nine week period ended November 1, 1997, excluding pre-tax special charges of $18.2 million, was $53.2 million or 2.4% of total revenues. Operating income for Third Quarter Fiscal 1997 and the thirty-nine week period ended November 2, 1996 was reduced by approximately $2.5 million as a result of a work stoppage at the Company's dairy division.

    Interest expense for Third Quarter Fiscal 1998 and Third Quarter Fiscal 1997 was $37.5 million and $36.6 million, respectively. Interest expense for the thirty-nine week periods ended November 1, 1997 and November 2, 1996 was $112.2 million and $107.3 million, respectively. The increase in interest expense is a result of higher debt levels outstanding and a higher average interest rate on outstanding debt in Third Quarter Fiscal 1998 and the thirty-nine week period ended November 1, 1997.

    Loss before income taxes for Third Quarter Fiscal 1998 and Third Quarter Fiscal 1997 was $21.3 million and $25.8 million, respectively. Loss before income taxes was $77.2 million for the thirty-nine week period ended November 1, 1997 compared to a loss of $54.8 million for the thirty-nine week period ended November 2, 1996. The loss before income taxes, excluding the effect of pre-tax special charges of $18.2 million, was $59.0 million for the thirty-nine week period ended November 1, 1997. The increase in the loss before income taxes for the thirty-nine week period ended November 1, 1997 is the result of the decrease in operating income and an increase in interest expense.

    The income tax benefit for Third Quarter Fiscal 1998 was $7.8 million compared to a benefit of $9.9 million for Third Quarter Fiscal 1997. The income tax benefit for the thirty-nine week period ended November 1, 1997 was $28.9 million compared to a benefit of $19.7 million for the thirty-nine week period ended November 2, 1996. The income tax benefit, excluding the effect of pre-tax special charges of $18.2 million, was $21.4 million for the thirty-nine week period ended November 1, 1997. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions.

    Net loss was $13.5 million in Third Quarter Fiscal 1998 compared to net loss of $15.9 million in Third Quarter Fiscal 1997. The net loss for the thirty-nine week period ended November 1, 1997 was $48.3 million compared to net loss of $35.1 million for the thirty-nine week period ended November 2, 1996. The net loss, excluding the after-tax impact of special charges, was $37.6 million for the thirty-nine week period ended November 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Payments of principal and interest on the Company's $1.30 billion of long-term debt (excluding capital leases) will materially restrict Company funds available to finance capital expenditures and working capital. Principal payments of long-term debt (excluding capital leases) of $2.0 million, $3.0 million and $2.5 million are due during the remainder of Fiscal 1998, Fiscal 1999 and Fiscal 2000, respectively.

    The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. At November 1, 1997, additional availability under the Revolving Credit Facility was $70.5 million.

    During Third Quarter Fiscal 1998, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

    The Company has entered into an interest rate swap agreement which expires within the next year, that effectively converts $50 million of its fixed rate borrowings into a variable rate obligation. Under the terms of the agreement, the Company makes payments at a variable rate which is based on LIBOR and receives payments at a fixed interest rate. The net amount paid or received is included in interest expense.

    Cash flows to meet the Company's requirements for operating, investing and financing activities in Third Quarter Fiscal 1998 are reported in the Consolidated Statement of Cash Flows. For the thirty-nine week period ended November 1, 1997, the Company experienced a negative cash flow from operating activities of $31.2 million.

    Working capital increased by $15.9 million from February 1, 1997 to November 1, 1997.

    The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements.

    The Company expects to spend approximately $30 million on capital expenditures, including capital leases, during Fiscal 1998. The Company expects to finance such capital expenditures through internally generated cash flow, borrowings under the Revolving Credit Facility, and new capital leases. Capital expenditures will be principally for new stores, replacement stores and remodeled store facilities and investments in technology.

PART II. OTHER INFORMATION

    All items which are not applicable or to which the answer is negative have been omitted from this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit Number                        Description
        --------------                        -----------
             27.1                             Financial Data Schedule.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fiscal quarter ended November 1, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE PENN TRAFFIC COMPANY

December 15, 1997                         /s/- Phillip E. Hawkins
                                          ------------------------------
                                          By: Phillip E. Hawkins
                                              President, Chief Executive
                                              Officer and Director



December 15, 1997                         /s/- Robert J. Davis
                                          ------------------------------
                                          By: Robert J. Davis
                                              Senior Vice President and
                                              Chief Financial Officer