Form 10-K
period 1998-01-31
PENN TRAFFIC CO
filed 1998-05-01
CIK 77155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to __________

Commission file number  1-9930

                            THE PENN TRAFFIC COMPANY

             (Exact name of Registrant as specified in its charter)

         DELAWARE                                         25-0716800
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

            1200 State Fair Boulevard, Syracuse, New York 13221-4737
               (Address of principal executive offices) (Zip Code)

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

                             YES X       NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was $42,710,374 as of April 24, 1998.

Common Stock $1.25 par value Shares outstanding - 10,824,591 as of April 24,
1998


                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Proxy Statement dated May 1, 1998 provided to Registrant's stockholders in connection with the annual meeting of stockholders scheduled for June 4, 1998 are incorporated by reference in Part III of this Form 10-K.

                                 FORM 10-K INDEX

                                                                        PAGE

PART I

Item  1.  Business                                                        3

Item  2.  Properties                                                     11

Item  3.  Legal Proceedings                                              11

Item  4.  Submission of Matters to a Vote of Security Holders            11

Supplemental Item.  Executive Officers of Registrant                     12

PART II

Item  5.  Market for Registrant's Common Equity and Related              14
          Stockholder Matters

Item  6.  Selected Financial Data                                        14

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            14

Item  8.  Financial Statements and Supplementary Data                    14

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                            14

PART III

Item 10.  Directors and Executive Officers of Registrant                 51

Item 11.  Executive Compensation                                         51

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                 51

Item 13.  Certain Relationships and Related Transactions                 51

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                       52


                                  PART I

ITEM 1.  BUSINESS (as of January 31, 1998 unless otherwise noted)

General

The Penn Traffic Company ("Penn Traffic" or the "Company") is one of the leading food retailers in the eastern United States operating 264 supermarkets in upstate New York, Pennsylvania, Ohio and northern West Virginia under the "Big Bear" and "Big Bear Plus" (79 stores), "Bi-Lo Foods" (79 stores), "P&C Foods" (64 stores) and "Quality Markets" (42 stores) trade names. Penn Traffic also operates wholesale food distribution businesses serving 106 licensed franchises and 90 independent operators. Total revenues for the fiscal year ended January 31, 1998 ("Fiscal 1998") aggregated approximately $3 billion.

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

Penn Traffic pursues a capital program that seeks to match store size and format to local demographics and competitive conditions. During the six fiscal years ended January 31, 1998, Penn Traffic opened or remodeled approximately 60% of its retail supermarket square footage. These larger, more modern facilities strengthen Penn Traffic's competitive position and enable it to offer its customers a broader variety of specialty departments, including pharmacies, bakeries, delicatessens, floral products, greeting cards and other general merchandise.

The principal executive offices of Penn Traffic are located at 1200 State Fair Boulevard, Syracuse, New York 13221-4737. The Company's telephone number is
(315) 453-7284.

Certain statements included in this Part I, Item 1, "Business," and elsewhere in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: General economic and business conditions; competition; the success or failure of the Company in implementing its current business strategy to improving sales and profitability; changes in the Company's business strategy; availability, location and terms of sites for store development; availability and terms of necessary or desirable financing or refinancing; unexpected costs of year 2000 compliance or failure by the Company or other entities with whom it does business to achieve compliance; labor relations; and labor and employee benefit costs.

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


                                                       Fiscal Year Ended
                                    ------------------------------------------------------------------

                                    January 31,  February 1,  February 3,  January 28,     January 29,
                                        1998         1997         1996         1995           1994
                                                              (53 weeks) (1)
                                    ----------   ----------   ----------   -----------     ----------
Average annual
  revenues per
  store                             $ 9,811,000  $10,598,000  $10,900,000  $11,648,000     $11,428,000

Total store area
  in square feet                     10,787,686   10,737,891   10,424,538    9,927,633       8,803,297

Total store
  selling area in
  square feet                         7,812,114    7,780,811    7,527,665    7,140,390       6,333,023

Average total
  square feet per
  store                                  40,862       40,520       39,338       37,182          37,945

Average square
  feet of selling
  area per store                         29,591       29,362       28,406       26,743          27,298

Annual revenues per
  square foot of
  selling area                       $   332.74   $   367.52   $   397.13   $   423.43      $   427.72

Number of stores:
  Remodels/expansions
  (over $100,000)                             3            7           15            9              39
  New stores opened                           1            5           11           12              12
  Stores acquired                             1            2            2           31(2)           19(3)
  Stores closed                               3            7           15            8              16

Size of stores (total store area):
Up to 19,999
  square feet                                36           37           37           39              29
20,000 - 29,999
  square feet                                50           52           56           67              60
30,000 - 44,999
  square feet                                92           93           95           96              86
45,000 - 60,000
  square feet                                55           55           53           48              43
Greater than
  60,000 square
  feet                                       31           28           24           17              14

Total stores open
  at fiscal year-end                        264          265          265          267             232



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

Wholesale Food Distribution Business

Penn Traffic licenses the use of its "Riverside," "Bi-Lo Foods" and "Big M" names to 106 independently-owned supermarkets that are required to maintain certain quality and other standards. The majority of these independent stores use Penn Traffic as their primary wholesaler and also receive advertising, accounting, merchandising, consulting and retail counseling services from Penn Traffic. Penn Traffic receives rent from 59 of the licensed independent operators which lease or sublease their supermarkets from Penn Traffic. In addition, the Company acts as a food distributor to 90 other independent operators.

In Fiscal 1998, Penn Traffic's wholesale operations accounted for $357.5 million or 11.9% of total revenues. The incremental volume provided by wholesale operations enhances Penn Traffic's purchasing power and the efficiency of its distribution system.

At January 31, 1998, Penn Traffic had guaranteed obligations of $0.1 million of indebtedness of certain of such licensed independent operators.

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

Purchasing and Distribution

Penn Traffic is a large volume purchaser of products. Penn Traffic's purchases are of sufficient volume to qualify for minimum price brackets for most items. Penn Traffic purchases brand name grocery merchandise directly from national manufacturers. The Company purchases private label products and certain other grocery items from TOPCO Associates, Inc., a national products purchasing cooperative comprising 30 regional supermarket chains. In Fiscal 1998, purchases from TOPCO Associates accounted for approximately 21% of product purchases.

Penn Traffic's principal Pennsylvania distribution facility is a Company-owned 390,000 square foot distribution center in DuBois, Pennsylvania. Penn Traffic also operates a 196,000 square foot distribution center for perishable products in DuBois, Pennsylvania. In addition, Penn Traffic leases a 70,000 square foot warehouse in DuBois, Pennsylvania, in which Penn Traffic houses grocery products, certain store supplies and aerosol products.

The principal New York distribution facilities are a Company-owned 498,000 square foot distribution center in Syracuse, New York and a Company-owned 267,000 square foot distribution center in Jamestown, New York. The Company also owns a 217,000 square foot distribution center for perishable products in Syracuse, New York.

The Company's primary Ohio distribution center is a leased 484,000 square foot dry grocery facility in Columbus, Ohio. Penn Traffic also owns a 208,000 square foot distribution facility for perishable goods in Columbus, Ohio and leases three additional warehouses totaling 603,000 square feet, in Columbus, Ohio for distribution of general merchandise and health and beauty care items to all Penn Traffic stores.

Approximately 75% of the merchandise offered in Penn Traffic's retail stores is distributed from its warehouses by its fleet of 275 tractors, 338 refrigerated trailers and 558 dry trailers. Merchandise not delivered from Penn Traffic's warehouses is delivered directly to the stores by manufacturers, distributors, vendor drivers and sales representatives for such products as beverages, snack foods and bakery items.

Competition

The food retailing business is highly competitive and may be affected by general economic conditions. The number of competitors and the degree of competition experienced by Penn Traffic's supermarkets vary by location. Penn Traffic competes with several multi-regional, regional and local supermarket chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse clubs, discount drug store chains, discount general merchandise chains, "supercenters" (combination supermarket and general merchandise stores) and other retailers. No supermarket company competes against Penn Traffic supermarkets representing 25% or more of the Company's retail supermarket revenues, with the exception of The Kroger Co. and Wegmans Food Markets, Inc., which compete against supermarkets representing approximately 35% and 25% of Penn Traffic's retail supermarket revenues, respectively.

Employees

Labor costs and their impact on product prices are important competitive factors in the supermarket industry. At January 31, 1998, Penn Traffic had approximately 18,900 hourly employees and 1,600 salaried employees.

Approximately 57% of Penn Traffic's hourly employees belong to the United Food and Commercial Workers Union. An additional 7% of Penn Traffic's hourly employees (principally employed in the distribution function and in the Company's bakery plant) belong to four other unions. The Company competes with certain independently-owned and chain-owned supermarkets, discount drug stores, warehouse clubs, general merchandise stores, convenience stores, supercenters, and other retailers whose employees are not union affiliated.

While management believes that the Company's relations with its employees are good, a prolonged labor dispute could have an adverse effect on the Company.

Government Regulation

Penn Traffic's food and drug business requires it to hold various licenses and to register certain of its facilities with state and federal health, drug and alcoholic beverage regulatory agencies. By virtue of these licenses and registration requirements, Penn Traffic is obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of licenses or registrations. In addition, most of Penn Traffic's licenses require periodic renewals. Penn Traffic has experienced no material difficulties with respect to obtaining, effecting or retaining its licenses and registrations.

Seasonality, Customers and Suppliers

The supermarket business of Penn Traffic is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of Penn Traffic's consolidated revenues. Groceries, general merchandise and raw materials are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of Penn Traffic's cost of sales except TOPCO Associates, Inc. which accounted for approximately 21% of product purchases in Fiscal 1998.

History

Penn Traffic is the successor to a retail business which dates back to 1854. Penn Traffic, then a publicly held corporation, was acquired in March 1987 by Riverside Acquisition Company, Limited Partnership ("RAC"), a Delaware limited partnership and an affiliate of Miller Tabak Hirsch + Co. ("MTH"). At the time of the acquisition, Penn Traffic was the largest retail and wholesale food distribution company in its principal operating area, comprising 19 counties in central and northwestern Pennsylvania and southwestern New York. In 1988, Penn Traffic again became a publicly held corporation.

In August 1988, Penn Traffic acquired P&C Food Markets, Inc. ("P&C"), which operated a retail and wholesale grocery business in a contiguous market to the east of Penn Traffic's historical marketplace. In October 1991, P&C became a wholly-owned subsidiary of the Company, and in April 1993, P&C was merged into the Company. The Company operates 64 "P&C" stores in New York and Pennsylvania, franchises 61 "Big M" stores and provides wholesaling services to 63 independent supermarkets.

In April 1989, Penn Traffic acquired Big Bear Stores Company ("Big Bear"), a leading food retailer in Ohio and a portion of West Virginia. In April 1993, Big Bear was merged into the Company. The Company operates 79 retail supermarkets under the names "Big Bear" and "Big Bear Plus" in Ohio and West Virginia.

In January 1993, Penn Traffic acquired 28 supermarkets located in western New York and northwestern Pennsylvania from Peter J. Schmitt Co., Inc. Sixteen of the stores are currently being operated by the Company under the Quality trade name.

In September 1993, Penn Traffic acquired the operating assets of Insalaco Supermarkets, Inc. which consisted of 12 supermarkets in northeastern Pennsylvania. Since September 1993, certain of these stores have been divested, replaced or expanded. The remaining stores operate under the Bi-Lo Foods trade name.

In January 1995, Penn Traffic acquired 45 supermarkets owned by American Stores Company which had operated under the Acme trade name. Eighteen of these acquired stores have been closed or sold. The Company is operating the remaining 27 stores under the Bi-Lo and P&C trade names.

During 1995, Penn Traffic decided to close 11 of its 15 remaining stand-alone general merchandise stores (Harts) in Ohio. During 1996, one of the four remaining Harts stores was converted to a Big Bear Plus store. The other three remaining former Harts stores were closed in 1997.

In January 1998, Penn Traffic sold Sani-Dairy, its dairy manufacturing operation. Concurrent with the completion of the transaction, the Company entered into a 10-year supply agreement with the acquirer for the purchase of products that were supplied by Sani-Dairy and two other dairies.

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

In July 1990, P&C (then a subsidiary of Penn Traffic and now a division of Penn Traffic) and Grand Union entered into an operating agreement (the "New England Operating Agreement") whereby Grand Union acquired the right to operate 13 P&C stores located in New England under the Grand Union name until July 2000. Pursuant to the New England Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor to P&C, which was merged into the Company in April
1993) a minimum annual fee averaging $10.7 million per year during the 10-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to a specified amount per year (currently $1.2 million) based on sales performance of the stores operated by Grand Union. In July 1992, Penn Traffic received a $15 million prepayment of an operating fee from Grand Union pursuant to the terms of the New England Operating Agreement. This prepayment reduced the future payments that Grand Union will make to Penn Traffic pursuant to the terms of the New England Operating Agreement by approximately $3.2 million per year. The Total Revenues line of the Consolidated Statement of Operations includes pre-tax operating fees of $11.2 million for the fiscal year ended January 31, 1998, $11.2 million for fiscal year ended February 1, 1997, and $11.4 million for the fiscal year ended February 3, 1996.

At the expiration of the 10-year term of the New England Operating Agreement, Grand Union has the right to extend the term of the New England Operating Agreement for an additional five years. In the event of such extension of the lease term, Grand Union would pay Penn Traffic an annual fee of $13.6 million in the first year of the extended term, $14.0 million in the second year, $14.4 million in the third year, $14.9 million in the fourth year and $15.3 million in the fifth year.

Penn Traffic also granted Grand Union an option (the "Purchase Option") to purchase the stores operated by Grand Union under the New England Operating Agreement. Grand Union paid Penn Traffic $7.5 million for the Purchase Option, which provides that (i) prior to July 30, 1998, Grand Union may purchase the stores operated under the New England Operating Agreement from Penn Traffic for a purchase price equal to $95 million and (ii) from July 30, 1998 until the expiration of the term (or the extended term) of the New England Operating Agreement, Grand Union may purchase the stores operated under the New England Operating Agreement from Penn Traffic for a purchase price equal to the greater of $55 million or the amount produced under a formula based upon the stores' cash flow, provided that the purchase price shall not exceed $95 million.

If Grand Union does not extend the initial term of the New England Operating Agreement at its expiration in July 2000, or does not exercise the Purchase Option prior to the expiration of the term (or the extended term), or in the event of a default by Grand Union in the performance of its obligations pursuant to the New England Operating Agreement, the stores operated by Grand Union pursuant to the New England Operating Agreement will be returned to Penn Traffic.

ITEM 2.  PROPERTIES

Penn Traffic follows the general industry practice of leasing the majority of its retail supermarket locations. Penn Traffic presently owns 43 and leases 221 of the supermarkets that it operates. The owned supermarkets range in size from 4,300 to 123,000 square feet. The leased supermarkets range in size from 8,100 to 140,000 square feet and are held under leases expiring from 1998 to 2018, excluding option periods. Penn Traffic owns or leases 59 supermarkets which are leased or subleased to independent operators.

Penn Traffic also owns six shopping centers, five of which contain one of the Company-owned or licensed supermarkets. Penn Traffic also operates distribution centers in DuBois, Pennsylvania; Syracuse and Jamestown, New York; and Columbus, Ohio; and a bakery plant in Syracuse, New York. Penn Traffic also owns a fleet of trucks and trailers, fixtures and equipment utilized in its business and other miscellaneous real estate.

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

In September 1997, a jury verdict was returned in favor of a former employee who was injured in one of the Company's stores. The total award, including attorney's fees and interest is approximately $5 million. The Company has filed an appeal and believes it will ultimately prevail. The Company further believes that its insurance would cover some portion of any loss.

Based on management's evaluation, the resolution of these matters will not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT

Certain information regarding the executive officers of Penn Traffic is set forth as follows:


        Name              Age          Position with Penn Traffic
        ----              ---          --------------------------
Gary D. Hirsch             48        Chairman and Director

Martin A. Fox              44        Director, Vice Chairman - Finance
                                      and Assistant Secretary

Phillip E. Hawkins         46        Director, President and Chief
                                      Executive Officer

Nick Campbell              39        Senior Vice President - Marketing

Robert J. Davis            44        Senior Vice President - Chief
                                      Financial Officer and
                                      Assistant Secretary

Bradley W. Melvin          48        Senior Vice President - Operations

Francis D. Price, Jr.      48        Vice President, General Counsel
                                      and Secretary

W. David Walters           49        Vice President - Finance and Chief
                                      Accounting Officer

Each of the executive officers is a citizen of the United States.

Mr. Hirsch has been a Director and Chairman of Penn Traffic since 1987; from September 1996 until April 1, 1997, Mr. Hirsch served as Chief Executive Officer of the Company. Mr. Hirsch has been a general partner and the managing partner of MTH (broker-dealer) since March 1982 and a Managing Director of MTH Holdings, Inc. ("MTH Holdings") since November 1983. He is Chairman, President and a Director of RAC Partners, Inc. ("RAC Partners"), the sole general partner of Riverside Acquisition Company, Limited Partnership ("RAC"). Mr. Hirsch was Chairman and a Director of Grand Union Holdings Corporation ("Grand Union Holdings") (food distribution holding company) between 1989 and March 1996 and of certain of Grand Union Holdings' subsidiaries for certain periods between 1992 and March 1996.

Mr. Fox has been Director and Vice Chairman - Finance since February 1993. Mr. Fox was a Vice President of the Company from 1989 until February 1993. Mr. Fox has been Assistant Secretary of Penn Traffic since 1989. Mr. Fox has been Executive Vice President of MTH since 1988. Mr. Fox was a Vice President of Grand Union Holdings between 1989 and March 1996, a Director of Grand Union Holdings between 1992 and March 1996 and a Director and Vice President of certain of Grand Union Holdings' subsidiaries for certain periods between 1989 and March 1996.

Mr. Hawkins has been a Director and the President and Chief Executive Officer of the Company since April 1997. Prior to joining Penn Traffic, Mr. Hawkins spent twenty-nine years at Vons Companies (food distribution), where he held various management positions including Senior Vice President, Stores (from 1994 until March 1997), Group Vice President, Perishables (from 1992 until 1994), Vice President and General Manager, Pavilions Operations (from 1991 until 1992), and Vice President, Sales and Marketing (from 1989 until 1991).

Mr. Campbell has been Senior Vice President of Marketing of Penn Traffic since April 1997. Mr. Campbell was Vice President of Sales and
Merchandising of the Company's P&C, Quality and Insalaco divisions from 1995 until April 1997. Mr. Campbell served in various positions at Big Bear between 1976 and 1995.

Mr. Davis has been Senior Vice President and Chief Financial Officer of Penn Traffic since May 1997. From 1995 until May 1997 he served as the Company's Treasurer. Prior to 1995, Mr. Davis served in various finance and management positions at Sandoz Corporation, B.F. Goodrich Company and Marathon Oil Company.

Mr. Melvin has been Senior Vice President - Operations of Penn Traffic since May 1997. From April 1997 until May 1997, Mr. Melvin was Vice President - Operations Support of the Company. Mr. Melvin was Director of Operations Support of Vons Companies from 1992 until April 1997. Mr. Melvin served in various other positions at the Vons Companies between 1970 and 1992.

Mr. Price has been Vice President and General Counsel and Assistant Secretary of Penn Traffic since February 1993 and became Secretary in 1997. Mr. Price was Vice President and General Counsel of the P&C division from 1985 until April 1993 and Secretary of P&C from 1991 until April 1993. Mr. Price served in various other positions at P&C between 1978 and 1985.

Mr. Walters has been Vice President - Finance of Penn Traffic since
August 1997. Prior to August 1997, Mr. Walters was the Vice President and Controller of Bruno's Inc., from April 1996 until December 1996. From April 1992 until April 1996, Mr. Walters was Senior Vice President and Chief Financial Officer of ABCO Markets, Inc. in Phoenix, Arizona. Prior to 1992, Mr. Walters served in various positions at American Stores Company, Inc.

In January 1995, The Grand Union Company ("Grand Union") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"). Grand Union emerged from Chapter 11 reorganization in June 1995. In February 1995, an involuntary Chapter 11 petition was filed in the Bankruptcy Court against Grand Union Capital Corporation ("Grand Union Capital"), of which Grand Union was a wholly-owned subsidiary. Grand Union Capital consented to the entry of an order for relief on the involuntary Chapter 11 petition and, in February 1995, Grand Union Holdings filed a voluntary Chapter 11 petition in the Bankruptcy Court. Grand Union Capital's and Grand Union Holdings' Bankruptcy Court proceedings were completed in March 1996. Following completion of these proceedings, Grand Union Capital and Grand Union Holdings were dissolved. At the time the Chapter 11 petitions were filed, Messrs. Hirsch and Fox were directors and executive officers of Grand Union, Grand Union Capital and Grand Union Holdings. Messrs. Hirsch and Fox resigned as directors and officers of Grand Union in June 1995, and ceased to be directors and executive officers of Grand Union Capital and Grand Union Holdings upon the dissolutions of these companies in March 1996.

There are no family relationships between the executive officers of Penn Traffic. The term of office for executive officers is a one-year period beginning on the date of the annual meeting of stockholders, which is normally held in June of each year, except for Mr. Hawkins whose employment contract extends to January 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Penn Traffic's common stock is listed on the New York Stock Exchange and was held by approximately 645 stockholders of record on January 31, 1998.

Common stock information is provided on Page 15 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The comparative summary of selected financial data of Penn Traffic for the five years ended January 31, 1998 appears on Pages 16 through 18 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on Pages 19 through 25 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements


                                                             Page
                                                             ----
Report of Independent Accountants                             26
Consolidated Financial Statements:
  Statement of Operations for each of the three fiscal
   years ended January 31, 1998                               27
  Balance Sheet as of January 31, 1998 and February 1, 1997   28
  Statement of Stockholders' Equity for each of the three
   fiscal years ended January 31, 1998                        30
  Statement of Cash Flows for each of the three fiscal
   years ended January 31, 1998                               31
  Notes to Consolidated Financial Statements                  32
Financial Statement Schedule for the three years ended
  January 31, 1998:
  Schedule VIII -- Valuation and Qualifying Accounts          59



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

Quarterly Financial Data (Unaudited)

Summarized below is quarterly financial data for the fiscal years ended January 31, 1998 ("Fiscal 1998"), and February 1, 1997 ("Fiscal 1997"):



                                               Fiscal 1998                                          Fiscal 1997
                              ------------------------------------------------    ------------------------------------------------
                                 1st          2nd          3rd          4th          1st          2nd          3rd          4th
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                        (In thousands of dollars, except per share data)

Total revenues                $ 759,388    $ 773,890    $ 726,180    $ 750,607    $ 827,658    $ 842,764    $ 811,125    $ 814,915
Gross margin                  $ 177,771    $ 178,247    $ 164,381    $ 171,819    $ 191,662    $ 194,181    $ 180,682    $ 198,556
Net (loss)
  applicable to common
  stock (1) (2) (3)           $ (22,824)   $ (11,924)   $ (13,527)   $ (12,850)   $  (9,029)   $ (10,149)   $ (15,924)   $  (6,328)
Per common share data (Basic and Diluted):
  Net (loss) (4)              $   (2.16)   $   (1.13)   $   (1.28)   $   (1.21)   $   (0.85)   $   (0.96)   $   (1.51)   $   (0.60)


No dividends on common stock were paid during Fiscal 1998 and Fiscal 1997.

Other data:
  Depreciation and
  amortization (3)            $  22,882    $  22,544    $  22,145    $  21,395    $  22,822    $  22,980    $  23,397    $  23,506
LIFO provision (benefit)      $     500    $     750    $     750    $     343    $   1,000    $     825    $     825    $    (275)

Market value per common share:

  High                        $   7.625    $   9.000    $  10.500    $   9.813    $  16.875    $  13.750    $  12.625    $   5.375
  Low                         $   2.375    $   5.750    $   6.813    $   5.875    $  13.000    $   7.500    $   4.875    $   2.375


(1) During Fiscal 1998, the Company recorded pre-tax charges totaling $18.2 million ($10.7 million, net of tax) in connection with a management reorganization and related corporate actions and the retention of recently hired corporate executives. The Company recorded $15.1 million of these charges ($8.9 million, net of tax) during the first quarter and $3.1 million ($1.8 million, net of tax) during the second quarter of Fiscal 1998.

(2) During the fourth quarter of Fiscal 1998, the Company recorded a gain totaling $24.2 million ($14.3 million, net of tax) related to the sale of Sani-Dairy, the Company's dairy manufacturing operation, for cash consideration of approximately $37 million.

(3) As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, the Company recorded a noncash charge of $27.0 million ($15.9 million, net of tax) during the fourth quarter of Fiscal 1998 primarily related to the write-down of a portion of the recorded asset values of 12 of the Company's supermarkets, as well as certain other real estate. As a result of these reduced carrying values of the Company's long-lived assets, depreciation and amortization expense was reduced in the fourth quarter by approximately $0.4 million.

(4) As of the beginning of the fourth quarter of Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share for all prior periods presented have been restated to give retroactive effect to the implementation of this new accounting standard.

Consolidated Five-year Financial Summary

Set forth below is selected historical consolidated financial data of Penn Traffic for the five fiscal years ended January 31, 1998. Due to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the fiscal year ended February 3, 1996 ("Fiscal 1996"), and the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" at the beginning of the fiscal year ended January 28, 1995 ("Fiscal 1995"), comparisons of the consolidated financial results among years are not necessarily meaningful.

The selected historical consolidated financial data for the five fiscal years ended January 31, 1998, are derived from the consolidated financial statements of Penn Traffic which have been audited by Price Waterhouse LLP, independent accountants. The selected historical consolidated financial data should be read in conjunction with the Penn Traffic consolidated financial statements and related notes included elsewhere herein.

                                       Statement of Operations



                                            As of and for the Fiscal Year Ended
                              -----------------------------------------------------------------

(In thousands of dollars,     January 31,  February 1,   February 3,  January 28,  January 29,
except per share data)           1998          1997          1996        1995         1994
                                                         (53 Weeks)
                              -----------  -----------   -----------  ----------   ------------
  Total revenues              $3,010,065   $3,296,462    $3,536,642   $3,333,225   $3,171,600
  Cost of sales                2,317,847    2,531,381     2,724,639    2,570,708    2,464,853
  Selling and administrative
    expenses (1)                 625,731      684,558       670,387      606,782      559,729
  Restructuring charges (1)       10,704
  Gain on sale of
    Sani-Dairy (2)               (24,218)
  Unusual item (3)                                           65,237                     6,400
  Write-down of long-lived
    assets (4)                    26,982                     46,847
                              ----------   ----------    ----------   ----------   ----------
  Operating income                53,019       80,523        29,532      155,735      140,618
  Interest expense               149,981      144,854       136,359      117,859      117,423
                              ----------   ----------    ----------   ----------   ----------
  (Loss) income before income
    taxes, extraordinary item
    and cumulative effect of
    change in accounting
    principle                    (96,962)     (64,331)     (106,827)      37,876       23,195
  (Benefit) provision for
    income taxes                 (35,836)     (22,901)      (27,202)      15,851       15,019
                              ----------   ----------    ----------   ----------   ----------
  (Loss) income before extra-
    ordinary item and
    cumulative effect of
    change in accounting
    principle                    (61,126)     (41,430)      (79,625)      22,025        8,176
  Extraordinary item (net of
    tax benefit)(5)                                                       (3,025)     (25,843)
                              ----------   ----------    ----------   ----------   ----------
  (Loss) income
    before cumulative effect
    of change in accounting
    principle                    (61,126)     (41,430)      (79,625)      19,000      (17,667)
  Cumulative effect of
    change in accounting
    principle (net of tax
    benefit) (6)                                                          (5,790)
                              ----------   ----------    ----------   ----------   ----------
  Net (loss) income              (61,126)     (41,430)      (79,625)      13,210      (17,667)
  Preferred dividends                                                                    (159)
                              ----------   ----------    ----------   ----------   ----------

  Net (loss) income
    applicable to
    common stock              $  (61,126)  $  (41,430)   $  (79,625)  $   13,210   $  (17,826)
                              ----------   ----------    ----------   ----------   ----------
                              ----------   ----------    ----------   ----------   ----------


                                            As of and for the Fiscal Year Ended
(In thousands of dollars,     January 31,  February 1,   February 3,  January 28,  January 29,
except per share data)           1998          1997          1996        1995         1994
                                                         (53 Weeks)
                              -----------  -----------   -----------  ----------   ------------
Per Share Data (Basic):
  (Loss) income before extra-
   ordinary item and cumulative
   effect of change in
   accounting principle
   (after preferred
   dividends)                 $    (5.78)  $    (3.92)  $    (7.52)   $     2.02   $     0.78
  Extraordinary item                                                       (0.28)       (2.51)
  Cumulative effect of change
   in accounting principle                                                 (0.53)
                              ----------   ----------   ----------    ----------   ----------
  Net (loss) income (7)       $    (5.78)  $    (3.92)  $    (7.52)   $     1.21   $    (1.73)
                              ==========   ==========   ==========    ==========   ==========
Per Share Data (Diluted):
  (Loss) income before extra-
   ordinary item and cumulative
   effect of change in
   accounting principle
   (after preferred
   dividends)                 $    (5.78)  $    (3.92)  $    (7.52)   $     1.92   $     0.78
  Extraordinary item                                                       (0.26)       (2.51)
  Cumulative effect of change
   in accounting principle                                                 (0.51)
                              ----------   ----------   ----------    ----------   ----------
  Net (loss) income (7)       $    (5.78)  $    (3.92)  $    (7.52)   $     1.15   $    (1.73)
                              ==========   ==========   ==========    ==========   ==========

  No dividends on common stock have been paid during the past five fiscal years.

Balance Sheet Data:

  Total assets                $1,563,586   $1,704,119    $1,760,146   $1,793,966   $1,632,901
  Total funded
   indebtedness                1,373,607    1,398,991     1,341,657    1,277,276    1,166,025
  Stockholders' equity
   (deficit)                    (159,809)     (96,755)      (53,271)      32,927       14,982

Other Data:

  Depreciation and
   amortization                   88,966       92,705        92,479       87,811       82,869
  LIFO provision (benefit)         2,343        2,375          (672)       2,792          103
  Capital expenditures,
   including capital
   leases and acquisitions        22,272       69,785       136,139      202,357      182,730
  Cash interest expense          145,177      140,289       132,062      113,664      113,270



Footnotes:

  (1) For the 52-week period ended January 31, 1998 ("Fiscal 1998"), the Company recorded pre-tax charges totaling $18.2 million ($10.7 million, net of tax). These special charges consist of (1) $12.6 million associated with a management reorganization and related corporate actions ($10.7 million of this charge is included in a restructuring charge and $1.9 million is included in selling and administrative expenses); and (2) $5.6 million associated with the retention of recently hired corporate executives, which is included in selling and administrative expenses.

  (2) During Fiscal 1998, the Company recorded a gain totaling $24.2 million ($14.3 million, net of tax) related to the sale of Sani-Dairy, the Company's dairy manufacturing operation, for cash consideration of approximately $37 million.

  (3) During Fiscal 1996, the Company recorded an unusual item of $65.2 million, which was related primarily to the closure of its stand-alone general merchandise business (Harts), a write-down of assets that the Company would no longer utilize in its business and the Company's expense reduction program. During the fiscal year ended January 29, 1994 ("Fiscal 1994"), the Company recorded certain expenses totaling $6.4 million classified as an unusual item. This unusual item comprised $4.0 million related to a voluntary employee separation program at the Company's P&C division and $2.4 million related to the realignment of certain operations.

  (4) As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). In accordance with SFAS 121, the Company recorded a noncash charge of $27.0 million ($15.9 million, net of tax) during the fourth quarter of Fiscal 1998 primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 12 of the Company's supermarkets, as well as certain other real estate. During Fiscal 1996, the Company recorded a noncash charge of $46.8 million ($27.7 million, net of tax) primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's supermarkets.

  (5) The extraordinary item (net of income tax benefit) resulted from the early retirement of debt.

  (6) Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The cumulative effect of the change in accounting principle determined as of January 30, 1994, reduced net income by $5.8 million (net of a $4.1 million income tax benefit) for Fiscal 1995.

  (7) As of the beginning of the fourth quarter of Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Earnings per share for all periods presented have been restated to give retroactive effect to the implementation of this standard.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements included in this Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: General economic and business conditions; competition; the success or failure of the Company in implementing its current business strategy to improve sales and profitability; changes in the Company's business strategy; availability, location and terms of sites for store development; availability and terms of necessary or desirable financing or refinancing; unexpected costs of year 2000 compliance or failure by the Company or other entities with which it does business to achieve compliance; labor relations; and labor and employee benefit costs.

Results of Operations

     Fiscal Year Ended January 31, 1998("Fiscal 1998") Compared to Fiscal Year Ended February 1, 1997 ("Fiscal 1997")

     The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1998 and Fiscal 1997:

                             Percentage of Total Revenues
                                      Fiscal Year
                             ----------------------------
                                    1998       1997
                                    ----       -----

Total revenues                      100.0%    100.0%
Gross profit (1)                     23.0      23.2
Selling and administrative
  expenses excluding
  special charges (2)                20.5      20.8
Selling and administrative
  expenses                           20.8      20.8
Restructuring charges                 0.3
Gain on sale of Sani-Dairy           (0.8)
Write-down of long-lived assets       0.9
Operating income excluding
  unusual items (3)                   2.5       2.4
Operating income                      1.8       2.4
Interest expense                      5.0       4.4
(Loss) before income taxes           (3.2)     (2.0)

(1)   Total revenues less cost of sales.

(2) Selling and administrative expenses, excluding pre-tax special charges for Fiscal 1998 of (1) $5.6 million associated with the retention of recently hired corporate executives, and (2) $1.9 million of other costs associated with a management reorganization and related corporate actions (see Note 6).

(3) Operating income excluding (1) special charges of $18.2 million, (2) the gain on sale of Sani-Dairy of $24.2 million and (3) the write-down of certain impaired long-lived assets of $27.0 million (see Notes 6,7 and 9).
                                       19

     Total revenues for Fiscal 1998 decreased 8.7% to $3.01 billion from $3.30 billion in Fiscal 1997. Same store sales for Fiscal 1998 decreased by 8.2% from Fiscal 1997. Wholesale supermarket revenues decreased in Fiscal 1998 to $357.5 million from $401.9 million in Fiscal 1997.

     In Fiscal 1998, gross profit as a percentage of total revenues was 23.0% compared to 23.2% in Fiscal 1997. The decrease in gross profit as a percentage of total revenues was due to (1) investments in gross margin related to the Company's new marketing program; and (2) an increase in certain buying and occupancy costs as a percentage of revenues during a period of low price inflation and a decline in same store sales. Gross profit for Fiscal 1997 was negatively impacted by approximately $2 million due to a work stoppage at the Company's former Sani-Dairy division("Dairy").

     Selling and administrative expenses for Fiscal 1998 were $625.7 million or 20.8% of revenues compared to $684.6 million or 20.8% of revenues in Fiscal 1997. For Fiscal 1998, selling and administrative expenses, excluding special charges of $7.5 million (see Note 6), were $618.2 million or 20.5% of revenues. Selling and administrative expenses, excluding special charges, decreased as a percentage of revenues due to the Company's cost reduction programs.

     During Fiscal 1998, the Company recorded special charges of $18.2 million ($10.7 million, net of tax) in connection with the management reorganization and related corporate actions and the retention of recently hired corporate executives. Of this charge, $7.5 million is included in selling and administrative expenses and $10.7 million is included in restructuring charges (see Note 6).

     During Fiscal 1998, the Company recorded a gain totaling $24.2 million ($14.3 million, net of tax) related to the sale of the Dairy for cash consideration of approximately $37 million (Note 7).

     As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, the Company recorded a noncash charge of $27.0 million ($15.9 million, net of tax) during the fourth quarter of Fiscal 1998 primarily related to the write-down of a portion of the recorded asset values of 12 of the Company's supermarkets, as well as certain other real estate. As a result of these reduced carrying values of the Company's long-lived assets, depreciation and amortization expense was reduced in the fourth quarter of Fiscal 1998 by approximately $0.4 million (See Note 9).

     Depreciation and amortization expense was $89.0 million in Fiscal 1998 and $92.7 million in Fiscal 1997, representing 3.0% and 2.8% of total revenues, respectively.

     Operating income for Fiscal 1998 was $53.0 million or 1.8% of total revenues compared to $80.5 million or 2.4% of total revenues in Fiscal 1997. Operating income excluding unusual items (special charges of $18.2 million, the gain on the sale of the Dairy of $24.2 million and the write-down of certain impaired long-lived assets of $27.0 million) for Fiscal 1998 was $74.0 million or 2.5% of total revenues. The increase in operating income as a percentage of total revenues, excluding unusual items, was the result of a decrease in selling and administrative expenses as a percentage of total revenues, excluding special charges, partially offset by a decrease in gross profit as a percentage of total revenues.

     Interest expense for Fiscal 1998 and Fiscal 1997 was $150.0 million and $144.9 million, respectively. The increase in interest expense resulted primarily from the higher debt levels outstanding during Fiscal 1998.

     Loss before income taxes was $97.0 million for Fiscal 1998 compared to a loss of $64.3 million for Fiscal 1997. Excluding unusual items (special charges, the gain on the sale of the Dairy and the write-down of certain impaired long-lived assets), loss before income taxes was $76.0 million in Fiscal 1998. The reason for the increase in loss before income taxes, excluding unusual items, was the decrease in operating income combined with an increase in interest expense.

     The income tax benefit for Fiscal 1998 was $35.8 million compared to a benefit of $22.9 million in Fiscal 1997. The income tax benefit for Fiscal 1998 includes an $8.6 million benefit associated with unusual items (special charges, the gain on the sale of the Dairy and the write-down of certain impaired long-lived assets). The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the amortization of nondeductible goodwill (Note 4).

     Net loss was $61.1 million in Fiscal 1998 compared to a net loss of $41.4 million in Fiscal 1997. The net loss, excluding the after-tax impact of unusual items (special charges, gain on the sale of the Dairy and the write-down of certain impaired long-lived assets) was $48.8 million in Fiscal 1998.

     Fiscal Year Ended February 1, 1997 ("Fiscal 1997") Compared to Fiscal Year Ended February 3, 1996 ("Fiscal 1996")

     Fiscal 1997 was a 52-week year and Fiscal 1996 was a 53-week year.

     The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1997 and Fiscal 1996:


                            Percentage of Total Revenues
                                      Fiscal Year
                            -----------------------------
                                    1997       1996
                                    ----       -----
Total revenues                      100.0%    100.0%
Gross profit (1)                     23.2      23.0
Selling and administrative
  expenses                           20.8      19.0
Unusual item                                    1.9
Write-down of long-lived assets                 1.3
Operating income                      2.4       0.8
Interest expense                      4.4       3.8
(Loss) before income taxes           (2.0)     (3.0)



(1) Total revenues less cost of goods sold.

     Total revenues for Fiscal 1997 decreased 6.8% to $3.30 billion (52 weeks) from $3.54 billion in Fiscal 1996 (53 weeks). Same store sales for Fiscal 1997 decreased by 3.4% from Fiscal 1996 (calculated on a comparable week basis).

     The decrease in total revenues was primarily the result of the closure of the stand-alone general merchandise business (Harts), a decline in same store sales, a decline in wholesale revenues and the fact that fiscal 1997 was a 52-week year while Fiscal 1996 was a 53- week year.

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

     Selling and administrative expenses as a percentage of total revenues increased to 20.8% for Fiscal 1997 from 19.0% in Fiscal 1996. The increase in selling and administrative expenses as a percentage of total revenues in Fiscal 1997 primarily resulted from (1) increased payroll related to the Company's repositioning program which emphasizes increased levels of customer service and enhanced perishable departments in stores; (2) an increase in fixed and semi-fixed expenses as a percentage of total revenues during a period of low price inflation and a decrease in same store sales; and (3) the classification of certain expenses (approximately $9.7 million) as selling and administrative expenses in Fiscal 1997 which had been recorded in cost of goods sold in Fiscal 1996.

     During the second quarter of Fiscal 1996, the Company recorded certain expenses totaling $65.2 million ($51.9 million, net of tax benefit) classified as an unusual item. The unusual item was related to the closure of the stand-alone general merchandise business (Harts), the write-off of equipment which the Company determined it would no longer utilize in its business, costs incurred in connection with the Company's expense reduction program and an increase in the Company's closed store reserve (Note 8).

     As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). As a result of this adoption, the Company recorded a noncash charge of $46.8 million. This charge primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's 265 supermarkets. No assets were written down in Fiscal 1997 (Note 9).

     Depreciation and amortization expense of $92.7 million in Fiscal 1997 and $92.5 million in Fiscal 1996 represented 2.8% and 2.6% of total revenues, respectively.

     The Company experienced a work stoppage at the Dairy from August 1, 1996, through September 22, 1996. Operating income was reduced by approximately $2.5 million for Fiscal 1997 as a result of this work stoppage.

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

Liquidity and Capital Resources

     Payments of interest and principal on the Company's approximately $1.24 billion of debt (excluding capital leases) will restrict funds available to the Company to finance capital expenditures and working capital. Amounts maturing in the next five years are $4.4 million (Fiscal 1999); $2.7 million (Fiscal 2000); $85.1 million, including $77.6 million outstanding as of January 31, 1998, under the Company's secured revolving credit facility which matures in April 2000 (Fiscal 2001); $107.7 million (Fiscal 2002); and $125.4 million (Fiscal 2003).

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. As of January 31, 1998, additional availability under the Revolving Credit Facility was $110.4 million.

     During Fiscal 1998, the Company's internally generated funds from operations, amounts available under the Revolving Credit Facility and the proceeds of asset sales provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

     Cash flows to meet the Company's requirements for operating, investing and financing activities during Fiscal 1998 are reported in the Consolidated Statement of Cash Flows. During the fiscal year ended January 31, 1998, the Company's net cash used in operating activities was $4.5 million and net cash used in financing activities was $24.7 million. These amounts were offset by net cash provided by investing activities of $25.1 million and a decrease in cash of $4.1 million. During the fiscal year ended February 1, 1997, the Company's net cash used in operating activities was $1.3 million and net cash used in investing activities was $33.3 million. These amounts were financed by net cash provided by financing activities of $29.2 million and a decrease in cash of $5.3 million. During the fiscal year ended February 3, 1996, the Company's net cash used in investing activities was $121.5 million and the Company had a $12.1 million increase in cash. These amounts were financed by net cash provided by operating activities of $80.7 million and net cash provided by financing activities of $52.9 million.

     Working capital at February 1, 1997 and January 31, 1998 were approximately the same.

     The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements as of and for the fiscal year ended January 31, 1998.

     The Company's debt agreements provide restrictive covenants on the payment of dividends to its stockholders. As of January 31, 1998, no dividend payments to the Company's stockholders could have been made under the most restrictive of these limitations.

     During Fiscal 1998, the Company opened one new store, acquired one store and completed three store remodels/expansions. Capital expenditures (including capitalized leases) were approximately $22.3 million for Fiscal 1998.

     During the fiscal year ending January 30, 1999, the Company expects to invest approximately $30 million in capital expenditures (including capital leases). Penn Traffic expects to finance such capital expenditures through cash generated from operations, proceeds of asset sales and amounts available under the Revolving Credit Facility. Capital expenditures will be principally for new stores, store remodels and investments in technology.

Year 2000

     Many of the Company's computer systems will require modification or replacement over the next two years in order to render these systems compliant with the year 2000. The Company has established processes for evaluating and managing the risks and costs associated with this issue. The Company expects to have all critical systems compliant. Based on current information, the Company estimates that the cost of Year 2000 compliance during the fiscal years ended January 30, 1999, and January 29, 2000, will be approximately $10 million (including the purchase of certain new hardware and software). The business of the Company could be adversely affected should the Company or other entities with which the Company does business be unsuccessful in completing critical modifications in a timely manner.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
The Penn Traffic Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Penn Traffic Company and its subsidiaries (the "Company") at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the Consolidated Financial statements, the Company changed its method for measuring the impairment of long-lived assets to adopt the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective October 29, 1995.

PRICE WATERHOUSE LLP

Syracuse, New York
March 20, 1998

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                      52 Weeks Ended     52 Weeks Ended      53 Weeks Ended
                                     January 31, 1998   February 1, 1997    February 3, 1996
                                     ----------------   ----------------    ----------------
                                      (All dollar amounts in thousands, except per share data)

Total Revenues                            $3,010,065        $3,296,462          $3,536,642
Costs and Operating Expenses:
    Cost of sales (including
      buying and occupancy cost)           2,317,847         2,531,381           2,724,639
    Selling and administrative
      expenses                               625,731           684,558             670,387
    Restructuring charges (Note 6)            10,704
    Gain on sale of Sani-Dairy
      (Note 7)                               (24,218)
    Unusual item (Note 8)                                                           65,237
    Write-down of long-lived assets
      (Note 9)                                26,982                                46,847
                                          ----------        ----------          ----------
Operating Income                              53,019            80,523              29,532
    Interest expense                         149,981           144,854             136,359
                                          ----------        ----------          ----------
(Loss) Before Income Taxes                   (96,962)          (64,331)           (106,827)
    (Benefit) for income
      taxes (Note 4)                         (35,836)          (22,901)            (27,202)
                                          ----------        ----------          ----------
Net (Loss)                                $  (61,126)       $  (41,430)         $  (79,625)
                                          ----------        ----------          ----------
                                          ----------        ----------          ----------
Per Share Data (Basic and Diluted):

    Net (loss) (Note 1)                   $    (5.78)       $    (3.92)         $    (7.52)
                                          ----------        ----------          ----------
                                          ----------        ----------          ----------


        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                       January 31,       February 1,
                                                          1998              1997
                                                       ----------        ----------
                                                         (In thousands of dollars)

                                     ASSETS
Current Assets:
  Cash and short-term investments (Note 1)            $   49,095        $   53,240
  Accounts and notes receivable (less allowance
   for doubtful accounts of $3,597 and $2,867,
   respectively)                                          68,454            71,874
  Inventories (Note 1)                                   327,389           340,009
  Prepaid expenses and other current assets               16,032            17,266
                                                      ----------        ----------
                                                         460,970           482,389
                                                      ----------        ----------
Facilities Under Capital Leases (Note 5):
  Capital leases                                         190,638           201,154
  Less:  Accumulated amortization                        (75,057)          (69,083)
                                                      ----------        ----------
                                                         115,581           132,071
                                                      ----------        ----------
Fixed Assets (Note 1):
  Land                                                    17,595            24,602
  Buildings                                              189,369           204,755
  Furniture and fixtures                                 471,684           483,799
  Vehicles                                                15,891            17,775
  Leaseholds and improvements                            214,562           210,171
                                                      ----------        ----------
                                                         909,101           941,102
  Less:  Accumulated depreciation                       (412,600)         (369,796)
                                                      ----------        ----------
                                                         496,501           571,306
                                                      ----------        ----------

Other Assets:
  Goodwill, net (Note 1)                                 401,829           422,816
  Other assets and deferred charges, net                  88,705            95,537
                                                      ----------        ----------
                                                         490,534           518,353
                                                      ----------        ----------
Total Assets                                          $1,563,586        $1,704,119
                                                      ----------        ----------
                                                      ----------        ----------



        The accompanying notes are an integral part of these statements.

                          THE PENN TRAFFIC COMPANY

                         CONSOLIDATED BALANCE SHEET



                                                               January 31,     February 1,
                                                                  1998            1997
                                                               ----------      ----------
                                                                (In thousands of dollars)
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of obligations under capital
   leases (Note 5)                                             $   13,518      $   13,541
  Current maturities of long-term debt (Note 2)                     4,429           3,736
  Trade accounts and drafts payable                               149,389         159,579
  Payroll and other accrued liabilities                            79,763          82,654
  Accrued interest expense                                         35,335          35,664
  Payroll taxes and other taxes payable                            19,208          13,476
  Deferred income taxes (Note 4)                                   16,671          31,029
                                                               ----------      ----------
                                                                  318,313         339,679
                                                               ----------      ----------
Noncurrent Liabilities:
  Obligations under capital leases (Note 5)                       121,436         134,976
  Long-term debt (Note 2)                                       1,234,224       1,246,738
  Deferred income taxes (Note 4)                                                   23,876
  Other noncurrent liabilities                                     49,422          55,605
                                                               ----------      ----------
                                                                1,405,082       1,461,195
                                                               ----------      ----------
Total Liabilities                                               1,723,395       1,800,874
                                                               ----------      ----------


Stockholders' Equity (Note 10):
  Preferred stock--authorized 10,000,000 shares, $1.00 par
   value; none issued
  Common stock--authorized 30,000,000 shares, $1.25 par value;
   10,824,591 shares and 10,869,441 shares issued and
   outstanding, respectively                                       13,586          13,641
  Capital in excess of par value                                  180,060         180,412
  Retained deficit                                               (340,470)       (280,668)
  Minimum pension liability adjustment (Note 3)                   (10,667)         (8,730)
  Unearned compensation                                            (1,693)           (785)
  Treasury stock, at cost                                            (625)           (625)
                                                               ----------      ----------
Total Stockholders' Equity                                       (159,809)        (96,755)
                                                               ----------      ----------
Total Liabilities and Stockholders' Equity                     $1,563,586      $1,704,119
                                                               ----------      ----------
                                                               ----------      ----------


        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                              Minimum
                                                   Capital in                 Pension                                 Total
                                         Common     Excess of     Retained   Liability     Unearned     Treasury  Stockholders'
                                          Stock     Par Value     Deficit   Adjustment   Compensation    Stock       Equity
                                         -------   ----------     --------  ----------   ------------   ---------  ------------
                                                                      (In thousands of dollars)

January 28, 1995                         $13,558      $179,165   $(149,681)   $   (356)    $   (9,759)              $  32,927
  Net (loss)                                                       (79,625)                                           (79,625)
  Exercise of 24,348 common stock
   option shares (Note 10)                    31           271                                                            302
  Issuance of 23,500 restricted stock
   shares (Note 10)                           29           849                                   (878)
  Cancellation of 9,500 restricted stock
   shares (Note 10)                          (12)         (256)        268
  Minimum pension liability adjustment
   (Note 3)                                                                     (6,250)                                (6,250)
  Unearned compensation adjustment
   (Note 10)                                                        (6,185)                     6,185
  Treasury stock, at cost (Note 10)                                                                      $  (625)        (625)
                                         -------      --------   ---------    --------     ----------    -------    ---------

February 3, 1996                          13,606       180,029    (235,223)     (6,606)        (4,452)      (625)     (53,271)
  Net (loss)                                                       (41,430)                                           (41,430)
  Exercise of 5,592 common stock
   option shares (Note 10)                     7            63                                                             70
  Issuance of 23,500 restricted stock
   shares (Note 10)                           29           323                                   (352)
  Cancellation of 500 restricted stock
   shares (Note 10)                           (1)           (3)          4
  Minimum pension liability adjustment
   (Note 3)                                                                     (2,124)                                (2,124)
  Unearned compensation adjustment
   (Note 10)                                                        (4,019)                     4,019
                                         -------      --------   ---------    --------     ----------    -------    ---------

February 1, 1997                          13,641       180,412    (280,668)     (8,730)          (785)      (625)     (96,755)
  Net (loss)                                                       (61,126)                                           (61,126)
  Exercise of 1,150 common stock
   option shares (Note 10)                     3             6                                                              9
  Cancellation of 46,000 restricted stock
   shares (Note 10)                          (58)         (358)        416
  Minimum pension liability adjustment
   (Note 3)                                                                     (1,937)                                (1,937)
  Unearned compensation adjustment
   (Note 10)                                                           908                       (908)
                                         -------      --------   ---------    --------     ----------    -------    ---------

January 31, 1998                         $13,586      $180,060   $(340,470)   $(10,667)    $   (1,693)   $  (625)   $(159,809)
                                         -------      --------   ---------    --------     ----------    -------    ---------
                                         -------      --------   ---------    --------     ----------    -------    ---------


        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                          52 Weeks Ended    52 Weeks Ended    53 Weeks Ended
                                         January 31, 1998  February 1, 1997  February 3, 1996
                                         ----------------  ----------------  ----------------
                                                        (In thousands of dollars)
Operating Activities:
  Net (loss)                               $  (61,126)       $  (41,430)      $  (79,625)
  Adjustments to reconcile net (loss)
   to net cash (used in) provided by
   operating activities:
     Depreciation and amortization             73,422            76,328           75,375
     Amortization of intangibles               15,544            16,377           17,104
     Write-off of fixed assets                                                    16,416
     Write-off of intangible assets                                               32,809
     Write-down of long-lived assets           26,982                             46,847
     Gain on sale of Sani-Dairy               (24,218)
     Other--net                                (5,759)          (10,852)         (13,997)
  Net change in assets and
   liabilities:
     Accounts receivable and prepaid
      expenses                                  2,758             9,256           (3,785)
     Inventories                                9,136            16,568           29,659
     Accounts payable and accrued
      expenses                                 (5,213)          (50,388)          (6,653)
     Deferred taxes                           (38,234)          (12,792)         (31,808)
     Deferred charges and other
      assets                                    2,178            (4,361)          (1,649)
                                           ----------        ----------       ----------
Net Cash (Used in) Provided by
 Operating Activities                          (4,530)           (1,294)          80,693
                                           ----------        ----------       ----------
Investing Activities:
  Capital expenditures                        (21,833)          (67,828)        (124,963)
  Proceeds from sale-and-leaseback
   transactions                                                  22,151
  Proceeds from sale of assets                  9,880            12,297            3,423
  Proceeds from sale of Sani-Dairy             37,067
  Other--net                                                         96
                                           ----------        ----------       ----------
Net Cash (Used in) Provided by
 Investing Activities                          25,114           (33,284)        (121,540)
                                           ----------        ----------       ----------
                                           ----------        ----------       ----------
Financing Activities:
  Increase in long-term debt                                    106,840
  Payments to settle long-term
   debt                                        (2,231)           (3,258)          (4,095)
  Borrowing of revolver debt                  369,483           430,200          588,300
  Repayment of revolver debt                 (378,700)         (487,500)        (520,900)
  Reduction of capital lease
   obligations                                (13,290)          (13,523)          (9,889)
  Payment of debt issuance costs                                 (3,596)            (225)
  Purchase of treasury stock                                                        (625)
  Other--net                                        9                70              347
                                           ----------        ----------       ----------
Net Cash (Used in) Provided by
 Financing Activities                         (24,729)           29,233           52,913
                                           ----------        ----------       ----------
(Decrease) Increase in Cash and
 Cash Equivalents                              (4,145)           (5,345)          12,066

Cash and Cash Equivalents at
 Beginning of Year                           53,240            58,585           46,519
                                           ----------        ----------       ----------
Cash and Cash Equivalents at
 End of Year                               $   49,095        $   53,240       $   58,585
                                           ----------        ----------       ----------
                                           ----------        ----------       ----------

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Business Description and Summary of Significant
           Accounting Policies:

     The Penn Traffic Company ("Penn Traffic" or the "Company") is primarily engaged in retail and wholesale food distribution. As of January 31, 1998, the Company operated 264 supermarkets in Pennsylvania, New York, Ohio and West Virginia, and supplied 106 franchise supermarkets and 90 independent wholesale accounts. The Company also operated 11 distribution centers with approximately
2.9 million square feet of combined space and a bakery.

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

     INVENTORIES Inventories are valued at the lower of cost or market. The Company's inventories, representing grocery and certain general merchandise and manufactured inventories, are stated at cost using the last-in, first-out (LIFO) method of valuation. Inventories stated on the LIFO basis were $22,566,000 and $20,223,000 below replacement cost at January 31, 1998, and February 1, 1997, respectively.

     During Fiscal 1998 and Fiscal 1997, inventory quantities were reduced, which resulted in a liquidation of certain LIFO inventory layers carried at lower costs which prevailed in prior years. The effect for Fiscal 1998 was to decrease cost of goods sold by $552,000 and to decrease net loss by $325,000, or $0.03 per share. The effect for Fiscal 1997 was to decrease cost of goods sold by $745,000 and to decrease net loss by $440,000, or $0.04 per share.

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


     INTANGIBLES The excess of the costs over the amounts attributed to the fair value of net assets acquired (goodwill) is being amortized primarily over 40 years using the straight-line method. In addition, certain other nonfinancing costs resulting from acquisitions have been capitalized as other assets and deferred charges. For Fiscal 1998, 1997 and 1996, amortization of intangibles was $15,545,000, $16,377,000 and $17,104,000, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, commencing with the fourth quarter of Fiscal 1996, assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. Prior to the fourth quarter of Fiscal 1996, this evaluation was based on cash flows and assets aggregated principally by the operating divisions of the Company (Note 9).

     DEFERRED CHARGES Deferred charges consist of debt issuance costs, prepaid pension expense and the value of leasehold interests that were recorded in conjunction with acquisitions. These deferred charges are being amortized primarily on a straight-line basis over the life of the related debt, the remaining service lives of employees and the lives of the related leases, respectively.

     STORE PRE-OPENING COSTS Store pre-opening costs are charged to expense as incurred.

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

     Deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

     NET (LOSS) Per Share In the fourth quarter of Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options, restricted stock and warrants) during the period. Previously presented EPS amounts have been restated to reflect the method of computation required by SFAS 128. Income used in the EPS calculation is net (loss) for each year. Shares used in the calculation of basic and diluted EPS were (in thousands):


                                              1998         1997        1996
                                             ------       ------      -----
Shares used in the calculation of
  Basic EPS (weighted average
  shares outstanding)                        10,572       10,570      10,594

Effect of dilutive potential securities           0            0           0
                                             ------       ------      ------
Shares used in the calculation of
  Diluted EPS                                10,572       10,570      10,594
                                             ------       ------      ------
                                             ------       ------      ------


     The Fiscal 1998, 1997 and 1996 calculations of diluted EPS exclude the effect of dilutive potential securities aggregating 678,000, 299,000 and 373,000 shares, respectively, because to give effect thereto would have been antidilutive given the net loss for the year. The shares used in the calculation of diluted EPS exclude options and warrants to purchase shares whenever the exercise price was greater than the average market price of common shares for the year. Such shares aggregated 1,156,000, 548,000 and 460,000 in Fiscal 1998, 1997 and 1996, respectively.

Note 2 -- Long-term Debt:

     The long-term debt of Penn Traffic consists of the obligations described below:


                                                       January 31,      February 1,
                                                          1998              1997
                                                       ----------       -----------
                                                         (In thousands of dollars)
Secured Revolving Credit Facility                      $   77,583       $   86,800
Other Secured Debt                                         28,830           31,434
11 1/2% Senior Notes due October 15, 2001                 107,240          107,240
10 1/4% Senior Notes due February 15, 2002                125,000          125,000
 8 5/8% Senior Notes due December 15, 2003                200,000          200,000
10 3/8% Senior Notes due October 1, 2004                  100,000          100,000
10.65%  Senior Notes due November 1, 2004                 100,000          100,000
11 1/2% Senior Notes due April 15, 2006                   100,000          100,000
 9 5/8% Senior Subordinated Notes due April 15, 2005      400,000          400,000
                                                       ----------       ----------

TOTAL DEBT                                              1,238,653        1,250,474
 Less: Amounts due within one year                         (4,429)          (3,736)
                                                       ----------        ---------

TOTAL LONG-TERM DEBT                                   $1,234,224       $1,246,738
                                                       ----------        ---------
                                                       ----------        ---------


     Amounts maturing during each of the next five fiscal years are: $4,433,000 (Fiscal 1999); $2,682,000 (Fiscal 2000); $85,060,000, including $77,583,000 outstanding as of January 31, 1998, under the Company's secured revolving credit facility which matures in April 2000 (Fiscal 2001); $107,716,000 (Fiscal 2002); and $125,449,000 (Fiscal 2003). The Company incurred interest expense of $149,981,000, $144,854,000 and $136,359,000, including noncash amortization of deferred financing costs of $4,804,000, $4,565,000 and $4,297,000, for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. Interest paid amounted to $145,506,000, $138,437,000 and $128,936,000 for Fiscal 1998, Fiscal 1997 and
Fiscal 1996, respectively.

     The estimated fair value of the Company's long-term debt, including current maturities, was $976 million at January 31, 1998, and $820 million at February 1, 1997. The estimated fair value of the Company's long-term debt has been determined by the Company using market information provided by an investment banking firm as to the market value of such debt amounts. The estimated fair market value of the Company's long-term debt does not necessarily reflect the amount at which the debt would be settled.

     The Company's secured revolving credit facility (the "Revolving Credit Facility") provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. At January 31, 1998 there were $77.6 million of borrowings and $36.1 million of letters of credit outstanding under the Revolving Credit Facility. Additional availability under the Revolving Credit Facility was $110.4 million at January 31, 1998. The interest rate on borrowings for which the Company elects a LIBOR-based rate option is LIBOR plus 2.75%, and the interest rate on borrowings for which the Company elects a prime-based rate option is prime plus 1.5%. At January 31, 1998, the weighted average rate of interest on the Revolving Credit Facility was 8.5%.

     The 11 1/2% Senior Notes due 2001, the 10 1/4% Senior Notes due 2002, the 8 5/8% Senior Notes due 2003, the 10 3/8% Senior Notes due 2004, the 10.65% Senior Notes due 2004 and the 11 1/2% Senior Notes due 2006 (collectively, the "Senior Notes ") are unsecured obligations of Penn Traffic which rank pari passu with each other and with indebtedness under the Revolving Credit Facility. However, indebtedness under the Revolving Credit Facility is secured by certain assets of the Company. The 9 5/8% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") are subordinated to all existing and future senior indebtedness.

     The Senior Notes, the Senior Subordinated Notes and the Revolving Credit Facility each contain certain covenants, including restrictions on incurrence of indebtedness by Penn Traffic and limitations on the payment of dividends to Penn Traffic's common stockholders. The Company is in compliance with all terms and covenants of its long-term debt agreements as of and for the fiscal year ended January 31, 1998.

     The Company has an interest rate swap agreement outstanding which expires within the next year, that effectively converts $50 million of its fixed rate borrowings into variable rate obligations. Under the terms of this agreement, the Company makes payments at variable rates based on LIBOR and receives payments at fixed interest rates. The net amount paid or received is included in interest expense. The estimated fair value of the Company's interest rate swap agreement at January 31, 1998, was a $0.1 million liability and at February 1, 1997, when two agreements were outstanding, was a $0.4 million liability, neither of which has been recorded on the books of the Company. The estimated fair value of these interest rate agreements has been determined by the Company using market information available to the Company, based on information provided by the counterparty to each interest rate agreement.

Note 3 -- Employee Benefit Plans:

     Substantially all of the Company's employees are covered by either defined benefit plans or defined contribution plans.

     The following sets forth the net pension expense recognized for the defined benefit pension plans and the status of the Company's defined benefit plans:



                                                    Fiscal Year Ended
                                          --------------------------------------
                                           January 31,  February 1,  February 3,
                                              1998          1997         1996
                                          -----------  -----------  ------------
                                                  (In thousands of dollars)
Service cost -- benefits earned
  during the period                       $     6,474  $     5,841  $     4,572
Interest cost on projected benefit
  obligation                                   12,371       10,639        9,671
Actual return on plan assets                  (29,533)     (15,777)     (22,634)
Net amortization and deferral                  13,634           42        9,990
                                          -----------  -----------  -----------
Net pension expense                       $     2,946  $       745  $     1,599
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------






                                    January 31, 1998           February 1, 1997
                                     Plans in Which             Plans in Which
                                ------------------------  ------------------------
                                   Assets    Accumulated     Assets    Accumulated
                                   Exceed      Benefits      Exceed      Benefits
                                Accumulated     Exceed    Accumulated     Exceed
                                  Benefits      Assets      Benefits      Assets
                                ------------ -----------  -----------  -----------
                                             (In thousands of dollars)
Actuarial present value of
  vested benefit obligation     $   (58,250) $   (95,778) $   (56,417) $   (77,826)
                                -----------  -----------  -----------  -----------
                                -----------  -----------  -----------  -----------

Accumulated benefit obligation  $   (63,836) $  (101,056) $   (63,729) $   (83,781)
                                -----------  -----------  -----------  -----------
                                -----------  -----------  -----------  -----------


Projected benefit obligation    $   (75,515) $  (104,914) $   (73,099) $   (88,153)
Plan assets at fair value           100,108       85,451       98,507       70,633
                                -----------  -----------  -----------  -----------
Plan assets in excess of (less
  than) projected benefit
  obligation                         24,593      (19,463)      25,408      (17,520)
Unrecognized net transition
  (asset) liability                  (1,396)                   (1,535)          97
Unrecognized net (gain) loss         (5,403)      21,288       (9,661)      18,910
Unrecognized prior service cost         793       10,291        1,584       11,330
Minimum liability                                (27,721)                  (25,965)
                                -----------  -----------  -----------  -----------

Net pension asset (liability)   $    18,587  $   (15,605) $    15,796  $   (13,148)
                                -----------  -----------  -----------  -----------
                                -----------  -----------  -----------  -----------


     In calculating benefit obligations and plan assets for Fiscal 1998, the Company assumed a weighted average discount rate of 7.25%, compensation increase rates ranging from 3.0% to 3.5% and an expected long-term rate of return on plan assets of 10.5%. For Fiscal 1997, the Company assumed a weighted average discount rate of 7.75%, compensation increase rates ranging from 3.0% to 3.5% and expected long-term rates of return on plan assets of 10.5%.

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

     The Company also contributes to multi-employer pension funds, which cover certain union employees under collective bargaining agreements. Such contributions aggregated $4,807,000, $3,933,000 and $4,521,000 in Fiscal 1998,
1997 and 1996, respectively. The applicable portion of the total plan benefits and net assets of these plans is not separately identifiable.

     The Company sponsors a deferred profit-sharing plan for certain salaried employees. Contributions and costs totaled $134,119, $750,000 and $998,000 in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), the Company recorded in other noncurrent liabilities an additional minimum pension liability adjustment of $27,721,000 as of January 31, 1998, $25,965,000 as of February 1, 1997, and $21,093,000 as of February 3, 1996, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost (after tax) is recorded as a reduction of stockholders' equity in the amount of $10,667,000 as of January 31, 1998, $8,730,000 as of February 1, 1997, and $6,606,000 as of
February 3, 1996.

Note 4 -- Income Taxes:

     The benefit for income taxes charged to continuing operations was as follows:


                                                     Fiscal Year Ended
                                      ----------------------------------------
                                      January 31,     February 1,     February 3,
                                         1998            1997           1996
                                      ----------      ----------      --------
                                               (In thousands of dollars)

 Current Tax (Benefit) Expense:

   Federal income                                   $ (8,177)       $ (2,126)
   State income                     $    250             233
                                    --------        --------        ---------

                                         250          (7,944)         (2,126)
                                    --------        --------        ---------

 Deferred Tax (Benefit) Expense:

   Federal income                    (27,894)         (9,697)        (18,922)
   State income                       (8,192)         (5,260)         (6,154)
                                    --------        --------        --------

                                     (36,086)        (14,957)        (25,076)
                                    --------        --------        --------

 (Benefit) for income taxes         $(35,836)       $(22,901)       $(27,202)
                                    ========        ========        ========



     The differences between income taxes computed using the statutory federal income tax rate and those shown in the Consolidated Statement of Operations are summarized as follows:



                                                   Fiscal Year Ended
                                        ---------------------------------------
                                        January 31,     February 1,    February 3,
                                           1998            1997           1996
                                        ----------      ----------     --------
                                               (In thousands of dollars)

Federal (benefit) tax at statutory rates  $(33,937)       $(22,516)      $(37,389)
State income taxes net of federal
  income tax effect                         (5,162)         (3,268)        (3,850)
Nondeductible goodwill
  amortization and write-off                 3,312           2,926         14,724
Miscellaneous items                             35              27            331
Decrease in deferred income taxes due
  to changes in state income tax rates                                       (232)
Tax credits                                    (84)            (70)          (786)
                                          --------        --------       --------

(Benefit) for income taxes                $(35,836)       $(22,901)      $(27,202)
                                          ========        ========       ========


     Components of deferred income taxes at January 31, 1998, and February 1, 1997, were as follows:



                                                        Fiscal Year Ended
                                                  -------------------------
                                                  January 31,     February 1,
                                                     1998             1997
                                                  ----------        -------
                                                    (In thousands of dollars)

        Deferred Tax Liabilities:
          Fixed assets                              $ 77,438          $ 87,502
          Inventory                                   29,043            30,394
          Prepaid expenses and other
           current assets                                984               960
          Goodwill amortization                        3,225             4,382
          Pensions                                     4,594             4,952
          Deferred charges and other assets           11,725            10,139
                                                     -------           -------

                                                    $127,009          $138,329
                                                    ========          ========
        Deferred Tax Assets:
          Nondeductible accruals                    $ 19,531          $ 14,837
          Prepaid operating fee                                          4,160
          Capital leases                               6,005             5,531
          Net operating loss carryforwards            67,339            39,804
          Capital loss carryforward                                      5,375
          Tax credit carryforwards                    17,463            16,015
          Valuation allowance - capital loss
           carryforward                                                 (2,298)
                                                    --------          --------
                                                    $110,338          $ 83,424
                                                    ========          ========


        Net Deferred Tax Liability                  $ 16,671          $ 54,905
                                                    ========          ========



     At January 31, 1998, Penn Traffic had deferred tax assets of approximately $56,339,000 due to federal net operating loss carryforwards of approximately $161 million which begin to expire in 2011 and various state net operating loss carryforwards, tax-effected for federal income tax purposes, of approximately $11,000,000, which begin to expire in 2004. In addition, the Company has alternative minimum tax credit carryforwards of $12,018,000, general business tax credit carryforwards of $3,754,000 and various state tax credits, tax-effected for federal income tax purposes, of $1,691,000 available to offset the Company's regular income tax liability in future years. The general business tax credit carryforwards begin to expire in 2004 and the alternative minimum tax credit carryforwards have no expiration date.

         A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. In the judgement of management, no such allowance is required at January 31, 1998. However, it is possible that valuation allowances may be required in the future. Management presently believes that a valuation allowance will be required for some portion or all of any deferred tax assets related to net operating loss and tax credit carryforwards arising in the future.

Note 5 -- Leases:

     The following is a schedule by year of future gross minimum rental payments for all leases with terms greater than one year reconciled to the present value of net minimum capital lease payments as of January 31, 1998:

         Fiscal Years Ending:                         Total       Operating     Capital
                                                    --------      --------      --------
                                                          (In thousands of dollars)
         1999                                       $ 71,124      $ 43,539      $ 27,585
         2000                                         66,883        41,153        25,730
         2001                                         62,765        39,307        23,458
         2002                                         57,107        36,116        20,991
         2003                                         51,947        33,834        18,113
         Later years                                 397,051       277,240       119,811
                                                    --------      --------      --------

         Total minimum lease payments               $706,877      $471,189       235,688
                                                    ========      ========
         Less: Executory costs                                                      (654)
                                                                                --------

         Net minimum capital lease payments                                      235,034
         Less: Estimated amount
           representing interest                                                (100,080)
                                                                                ---------
         Present value of net minimum capital
           lease payments                                                        134,954
         Less: Current portion                                                   (13,518)
                                                                                ---------
         Long-term obligations under capital lease at
           January 31, 1998                                                     $121,436
                                                                                ========

     The Company principally operates in leased store facilities with terms of up to 20 years with renewable options for additional periods. The Company follows the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), in determining the criteria for capital leases. Leases that do not meet such criteria are classified as operating leases and related rentals are charged to expense in the year incurred. During Fiscal 1998, 1997 and 1996, the Company incurred capital lease obligations of $439,308, $24,109,000 and $11,176,000, respectively, in connection with lease agreements for buildings and equipment. For Fiscal 1998, 1997 and 1996, capital lease amortization expense was $13,839,000, $14,463,000 and $12,485,000, respectively.

     Future minimum rentals have not been reduced by minimum sublease rentals of $44,608,000 due in the future under noncancelable subleases. In addition to minimum rentals, some leases provide for the Company to pay real estate taxes and other expenses and, in many cases, contingent rentals based on sales.

     Minimum rental payments and related executory costs for operating leases were as follows:

                                                               Fiscal Year Ended
                                                    January 31,  February 1,  February 3,
                                                       1998          1997         1996
                                                    ----------   ----------   --------
                                                           (In thousands of dollars)
        Minimum rentals and executory costs         $ 44,560      $ 45,067      $ 40,806
        Contingent rentals                             2,691         2,760         2,264
        Less: Sublease payments                       (9,577)      (10,086)       (9,946)
                                                    --------      --------      --------

        Net rental payments                         $ 37,674      $ 37,741      $ 33,124
                                                    ========      ========      ========

Note 6 -- Special Charges:

     During Fiscal 1998 the Company recorded pre-tax charges of $18.2 million ($10.7 million, net of tax). The special charges consist of (1) $12.6 million associated with a management reorganization and related corporate actions; and
(2) $5.6 million associated with the retention of recently hired corporate executives. These charges are included in the restructuring charges and selling and administrative expenses lines of the Consolidated Statement of Operations as described below.

     The management reorganization included the centralization of management in the Company's Syracuse, New York, headquarters and other actions to streamline the Company's organizational structure. The management reorganization was implemented during the second and third quarters of Fiscal 1998. It resulted in the layoff of approximately 375 employees, with most of the layoffs coming in the Company's Columbus, Ohio, and DuBois, Pennsylvania, divisional headquarters.

     The restructuring charges of $10.7 million for Fiscal 1998 included $9.7 million of severance costs and $1.0 million of miscellaneous other costs recorded in connection with the management reorganization.

     Selling and administrative expenses for Fiscal 1998 included pre-tax special charges of (1) $5.6 million incurred in connection with the retention of recently hired corporate executives (consisting of $3.4 million paid to the newly hired executives primarily to reimburse them for loss of benefits under arrangements with their prior employers and $2.2 million of relocation and other miscellaneous expenses associated with their retention); and (2) $1.9 million of other costs recorded in connection with management reorganization and related corporate actions.

     The accrued liability related to the special charges was $2.1 million at January 31, 1998.

Note 7 -- Gain on Sale of Sani-Dairy:

     During Fiscal 1998, the Company recorded a gain of approximately $24.2 million ($14.3 million, net of tax) related to the sale of Sani- Dairy, the Company's dairy manufacturing operation, for cash consideration of approximately $37 million. Concurrent with the completion of the transaction, the Company entered into a 10-year supply agreement with the acquirer for the purchase of products that were supplied by Sani-Dairy and two other dairies.

Note 8 -- Unusual Item:

     During Fiscal 1996, the Company recorded an unusual item (charge) of $65.2 million ($51.9 million, net of tax) as described below.

     During the second quarter of Fiscal 1996, the Company decided to close 11 of its 15 remaining stand-alone general merchandise stores (Harts) in Ohio and convert the other four stores to the Company's "Plus" format. During Fiscal 1996, these 11 stores generated 1.1% of the total revenues of the Company. The impact of these stores on the operating income of the Company was immaterial in Fiscal 1996. As a result of the decision to close the 11 Harts stores and convert the remaining four stores during the second quarter of Fiscal 1996, the Company recorded an unusual item (charge) of $50.6 million. This charge specifically relates to the write-off of goodwill ($32.8 million), the write-off of fixed assets ($8.4 million) and store closing costs consisting principally of inventory markdowns ($9.4 million).

     The unusual item also included $14.6 million in connection with the noncash write-off of certain fixed assets which the Company determined during the second quarter of Fiscal 1996 it would no longer utilize in its business ($8.0 million), costs incurred in connection with the implementation of the Company's expense reduction programs ($4.0 million) and an increase in the Company's closed store reserve ($2.6 million).

     The noncash portion of the unusual item was approximately $57.5 million and the cash portion was approximately $7.7 million. The accrued liability related to the unusual item was $3.7 million at January 31, 1998.

Note 9 -- Accounting for Certain Long-lived Assets:

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

     Based upon a comprehensive review of the Company's long-lived assets, the Company recorded a noncash charge of $27.0 million in Fiscal 1998. This charge primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 12 of the Company's 264 retail supermarkets that were in operation as of January 31, 1998, as well as certain other real estate. These 12 supermarkets were located throughout the Company's trading area.

     The Company performed a comprehensive review of its long-lived assets as of the end of Fiscal 1997. Based on this review, no additional assets were deemed to be impaired.

     During Fiscal 1996, the Company performed a comprehensive review of its long-lived assets and recorded a noncash charge of $46.8 million. This charge primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's 265 retail supermarkets that were in operation as of February 3, 1996. These 18 supermarkets were located throughout the Company's trading area.

Note 10 -- Stockholders' Equity:

     The Company has a Long-term Incentive Plan (the "1993 Plan") and a Performance Incentive Plan (the "1997 Plan"), each of which provides for long-term incentives based upon objective, quantifiable measures of the Company's performance over time through the payment of incentive compensation of the types commonly known as stock options, restricted stock, performance shares and other forms of stock-based incentives such as phantom stock and cash awards. The 1997 Plan was adopted in Fiscal 1998 as the successor to the 1993 Plan. The 1993 Plan was adopted in Fiscal 1994 as the successor to the Company's 1988 Stock Option Plan (the "1988 Plan"). A maximum of 350,000 shares of common stock were authorized for grants under the 1993 Plan and 1,500,000 shares for grants under the 1997 Plan.

     As of January 31, 1998, a total of 1,030,940 options to purchase shares of the Company's common stock (with exercise prices ranging from $4.06 to $9.31 per option share) were outstanding under the Company's 1997 Plan. As of January 31, 1998, 206,188 of those shares were currently exercisable. At January 31, 1998, 467,910 shares of common stock remained available for future grants under the 1997 Plan.

     As of January 31, 1998, 291,000 shares authorized under the 1993 Plan had been either used in grants of restricted stock or made subject to options at exercise prices ranging from $4.06 to $18.19; forfeitures of previously-made grants resulted in 59,000 shares being available at that date for future grants. Vesting of 129,100 shares of restricted stock is contingent upon attainment by the Company, subsequent to the date of grant and prior to the end of the quarter ended May 2, 1998, of stated EBITDA levels. Since the required EBITDA levels will not be achieved, those shares of the restricted stock granted will be forfeited during 1998 and will thereupon also be available for future grants. The vesting requirements for 125,000 shares of restricted stock relate to improvement in the market value of the Company's common stock. Those shares will become vested if, for a period of ten consecutive trading days, the closing price of shares of the Company's common stock is at least $12.00 per share during the period from August 15, 1997, through August 14, 1998; $14.00 per share during the period from August 15, 1998, through August 14, 1999; $16.00 per share during the period from August 15, 1999, through August 14, 2000; $18.00 per share during the period from August 15, 2000, through August 14, 2001; $20.00 per share during the period from August 15, 2001, through August 14, 2002. Those shares will be forfeited to the Company if not vested by August 14, 2002.

     As of January 31, 1998, unearned compensation was debited in the amount of $908,000 to reflect the impact of the outstanding restricted shares. Unearned compensation, which is shown as a separate component of stockholders' equity, will be expensed as the compensation is earned.

     The Company also has a stock option plan for directors (the "Directors' Plan") pursuant to which each director of the Company who is not an employee of the Company receives as of the date of appointment to the Board of Directors, and thereafter annually, as of the first business day after the conclusion of each Annual Meeting of Stockholders of the Company, an option to purchase 1,500 shares of common stock (subject to antidilution adjustments) at a price equal to the fair market value (as defined in the Directors' Plan) of such shares on the date of grant. At January 31, 1998, an additional 38,000 shares of common stock are reserved for issuance under the Directors' Plan.

     Under each of the plans, option prices are 100% of the "fair market value" of the shares on the date granted and the options expire 10 years after the date of grant. Under terms of the Directors' Plan, the options are exercisable six months after the date of grant. The 1988, 1993 and 1997 Plan options generally vest 20% on the date of grant and 20% on each of the next four anniversary dates.

     A summary of the status of the Company's 1988 Plan, 1993 Plan and 1997 Plan, as of February 3, 1996, February 1, 1997, and January 31, 1998, and changes during the years ended on those dates is presented below:

                          Fiscal 1996          Fiscal 1997          Fiscal 1998
                       ------------------   ------------------   -----------------
                                Weighted-            Weighted-            Weighted-
                                 Average              Average              Average
1988/1993/1997                  Exercise             Exercise             Exercise
Plan Options            Shares     Price     Shares     Price     Shares     Price
--------------         ---------  -------   ---------  -------   ---------  ------
Outstanding at
  beginning of year      244,442   $19.06     226,094   $19.57     210,983   $19.86
Granted                    3,000    18.19                        1,100,100     6.42
Exercised                (21,348)   13.56      (5,592)   12.50     ( 1,150)    7.69
Forfeited                                      (9,519)   17.14     (72,520)   15.83
                         -------              -------            ---------

Outstanding at
  end of year            226,094   $19.57     210,983   $19.86   1,237,413   $ 8.16
                         =======              =======            =========

Options exercisable
  at year-end            224,094   $19.37     209,783   $19.72     383,141   $12.12
                         =======              =======            =========


     As of January 31, 1998, the 1,237,413 options outstanding under the 1988 Plan, the 1993 Plan, and the 1997 Plan have exercise prices between $4.06 and $28.13 and a weighted-average remaining contractual life of 8.4 years.

     A summary of the status of the Company's Directors' Plan as of February 3, 1996, February 1, 1997, and January 31, 1998, and changes during the years ended on those dates is presented below:

                          Fiscal 1996          Fiscal 1997          Fiscal 1998
                       ------------------   ------------------   -----------------
                                Weighted-            Weighted-            Weighted-
                                 Average              Average              Average
Directors' Plan                 Exercise             Exercise             Exercise
Options                 Shares     Price     Shares     Price     Shares     Price
---------------        ---------  -------   ---------  -------   ---------  ------
Outstanding at
  beginning of year       39,000   $29.65      42,000   $30.97      48,000   $28.43
Granted                    6,000    33.81       6,000    10.63       6,000     6.94
Exercised                 (3,000)   19.47
Forfeited              ---------            ---------            ---------

Outstanding at
  end of year             42,000   $30.97      48,000   $28.43      54,000   $26.04
                          ======               ======               ======

Options exercisable
  at year-end             42,000   $30.97      48,000   $28.43      54,000   $26.04
                          ======               ======               ======


     The following table summarizes information about stock options outstanding at January 31, 1998:



                          Options Outstanding          Options Exercisable
                     -----------------------------     -------------------
                               Average   Remaining                Average
Exercise Price       Shares     Price      Life        Shares      Price
--------------       -------   --------  ---------     --------   --------
Less than $5         400,000     $ 4.06        9.1       80,000     $ 4.06
$5 to $10            673,840       7.75        9.5      139,568       7.77
Greater than $10     217,573      22.00        2.8      217,573      22.00



     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option by which compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," by which compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. The Company has elected to continue to account for its stock-based compensation plans under the provisions of APB 25 and, accordingly, no compensation expense has been recognized in the accompanying financial statements relative to the Company's stock option plans.

     Pro forma information regarding net (loss) and (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted in Fiscal 1998 was $4.51. The fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: Risk-free interest rate of 6.37%; volatility factor of the expected market price of the Company's common stock of 75.0%; a weighted-average expected life of the option of six years; and that no dividends would be paid on common stock.

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for Fiscal 1998 follows (in thousands, except for earnings per share information):


                                                 Fiscal 1998
                                                 -----------
      Net (loss) - as reported                   $  (61,126)

      Net (loss) - pro forma                        (62,331)

      Net (loss) per share - as reported:
        Basic and diluted                             (5.78)

      Net (loss) per share - pro forma:
        Basic and diluted                             (5.89)



     The pro forma disclosures include only options granted during Fiscal 1998. Options granted in Fiscal 1997 and Fiscal 1996 were immaterial and therefore the pro forma effect is not presented.

     At January 31, 1998, certain persons affiliated or previously affiliated with Miller Tabak Hirsch + Co. ("MTH") held warrants to purchase 289,000 shares at $14.00 per share, ("Warrants"). The Warrants were issued in June 1988 and are exercisable until June 23, 2001. None of the Warrants has been exercised or forfeited since the date of grant.

     In October 1995, the Company's Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock, either in the open market or in private transactions. Shares which are repurchased will be available for issuance upon exercise of outstanding options which have been granted under the Company's equity incentive programs and for other corporate purposes. The Company did not purchase any shares during Fiscal 1998 or Fiscal 1997. During Fiscal 1996, the Company purchased 45,200 shares at a cost of $625,000, which shares are being held in treasury. Penn Traffic's debt agreements contain limitations which currently prohibit it from repurchasing any additional shares of its common stock.

Note 11 -- Equity Investment:

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

     See Note 12 - Related Parties for a description of certain relationships between Penn Traffic and Grand Union.

Note 12 -- Related Parties:

     During Fiscal 1998, the Company paid MTH fees of $1,437,000 for financial consulting and business management services provided by MTH to the Company. Subject to such adjustments as may be made by the Company and MTH, the fee payable to MTH for Fiscal 1999 will be approximately the same. During Fiscal 1998, in consideration for services rendered in connection with the sale of the Company's Sani- Dairy operation, the Company agreed to extend the expiration date of the Warrants from June 23, 1998, to June 23, 2001. See Note 10 concerning issuance of options, warrants and restricted stock to officers and directors of the Company.

     During Fiscal 1997 and Fiscal 1996, the amounts of the annual fees paid to MTH under the financial consulting and business management services agreement were $1,405,600 and $1,395,100, respectively.

     On July 30, 1990, P&C (then a subsidiary and now a division of Penn Traffic) and Grand Union entered into an agreement (the "New England Operating Agreement") whereby Grand Union acquired the right to operate 13 P&C stores located in New England under the Grand Union name until July 2000. Pursuant to the New England Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor of P&C, which was merged into the Company in April 1993) a minimum annual fee averaging $10.7 million per year during the 10-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to a specific amount per year (currently $1.2 million) based on sales performance of the stores operated by Grand Union. In July 1992, Penn Traffic received a $15 million prepayment of an operating fee from Grand Union pursuant to the terms of the New England Operating Agreement. This prepayment reduced the future payments that Grand Union will make to Penn Traffic pursuant to the terms of the New England Operating Agreement by approximately $3.2 million per year. The Total Revenues line of the Consolidated Statement of Operations includes pretax operating fees of $11.2 million for the fiscal year ended January 31, 1998, $11.2 million for the fiscal year ended February 1, 1997, and $11.4 million for the fiscal year ended February 3, 1996.

     At the expiration of the 10-year term of the New England Operating Agreement, Grand Union has the right to extend the term of the New England Operating Agreement for an additional five years. In the event of such extension of the lease term, Grand Union would pay Penn Traffic an annual fee of $13.6 million in the first year of the extended term, $14.0 million in the second year, $14.4 million in the third year, $14.9 million in the fourth year and $15.3 million in the fifth year.

     Penn Traffic also granted Grand Union an option (the "Purchase Option") to purchase the stores operated by Grand Union under the New England Operating Agreement. Grand Union paid Penn Traffic $7.5 million for the Purchase Option.

     If Grand Union does not extend the initial term of the New England Operating Agreement at its expiration in July 2000 or does not exercise the Purchase Option prior to the expiration of the term (or the extended term), or in the event of a default by Grand Union in the performance of its obligations pursuant to the New England Operating Agreement, the stores operated by Grand Union pursuant to the New England Operating Agreement will be returned to Penn Traffic.

Note 13 -- Commitments and Contingencies:

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

     In September 1997, a jury verdict was returned in favor of a former employee who was injured in one of the Company's stores. The total award, including attorney's fees and interest, is approximately $5 million. The Company has filed an appeal and believes it will ultimately prevail. The Company further believes that its insurance would cover some portion of any loss.

     Based on management's evaluation, the resolution of these matters will not materially affect the financial position, results of operations or liquidity of the Company.

REPORT OF MANAGEMENT

Penn Traffic's management has prepared the financial statements presented in this Annual Report on Form 10-K and is responsible for the integrity of all information contained herein. The financial statements presented in this report have been audited by the independent accountants appointed by the Board of Directors on the recommendation of its Audit Committee and management. The Company maintains an effective system of internal accounting controls. The independent accountants obtain and maintain an understanding of the Company's internal accounting controls and conduct such tests and related procedures as they deem necessary to express an opinion on the fairness of the presentation of the financial statements. The Audit Committee, composed solely of outside directors, meets periodically with management and independent accountants to review auditing and financial reporting matters and to ensure that each group is properly discharging its responsibilities. We rely on our internal and external auditors to assist us in fulfilling our responsibility for the fairness of the Company's financial reporting and monitoring the effectiveness of our system of internal accounting controls.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As permitted by General Instruction G(3), information concerning the executive officers of Penn Traffic is set forth as a supplemental item included in Part I of the Form 10-K Report under the caption "Executive Officers of Registrant." The information required by this item is incorporated herein by reference to the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated May 1, 1998 filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 4, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's Proxy Statement dated May 1, 1998, filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 4, 1998. The information set forth in "Compensation Committee Report" and "Performance Graph" of the Company's Proxy Statement dated May 1, 1998, filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 4, 1998, is not "filed" as a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated May 1, 1998, filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 4, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the captions "Certain Transactions" and "Compensation of Directors" in the Company's Proxy Statement dated May 1, 1998, filed or to be filed in connection with the Company's Annual Meeting of Stockholders to be held on June 4, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

The index for Financial Statements and Supplementary Data is on page 14 under
Item 8 of this Form 10-K.

Exhibits:

The following are filed as Exhibits to this Report:


Exhibit No.                           Description

     2.1           Certificate of Merger for merger of Penn Traffic
                   Acquisition Corporation into Penn Traffic dated April 14,
                   1993 (incorporated by reference to Exhibit No. 2.5 to Penn
                   Traffic's Registration Statement on Form S-3 (Reg. No. 33-
                   51213) filed on December 8, 1993 with the Securities and Exchange Commission (the "SEC") and referred to herein as the "December 1993 Registration Statement").

     2.2 Plan of Merger dated as of February 25, 1993 for the merger of P&C Food Markets, Inc. ("P&C") into Penn Traffic
                   (incorporated by reference to Exhibit No. 2.6 to Penn
                   Traffic's Registration Statement on Form S-3 (Reg. No. 33-
                   58918) filed on April 7, 1993 with the SEC and referred to herein as the "April 1993 Registration Statement").

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





Exhibit No.                           Description

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




Exhibit No.                           Description

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

    4.8B           Officer's Certificate pursuant to the Indenture filed as
                   Exhibit 4.8, dated October 20, 1994, establishing the terms of the 10.65% Senior Notes due November 1, 2004 (incorporated by reference to Exhibit 4.8B to the 1995 10- K).

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





Exhibit No.                           Description

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




Exhibit No.                           Description

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

   10.5P           Amendment No. 15, dated as of May 27, 1997, to the Loan and
                   Security Agreement (incorporated by reference to Exhibit
                   10.5P to Penn Traffic's report of Form 8-K as filed with the SEC on June 2, 1997).

   10.5Q Amendment No. 16, dated as of January 20, 1998, to the Loan and Security Agreement.

   10.5R           Amendment No. 17, dated as of March 13, 1998, to the Loan and
                   Security Agreement (incorporated by reference to Exhibit
                   10.5R to Penn Traffic's report of Form 8-K as filed with the SEC on March 24, 1998).

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




Exhibit No.                           Description

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

  *10.17           Employment Agreement, dated as of March 11, 1997, between
                   Phillip E. Hawkins and Penn Traffic.

  *10.18           Penn Traffic's 1997 Performance Incentive Plan.

  *10.19           Penn Traffic's Supplemental Retirement Income Plan.

   21.1            Subsidiaries of Penn Traffic (incorporated by reference to
                   Exhibit 21.1 to Penn Traffic's 1994 10-K).

   23.1            Consent of Independent Accountants

   27.1            Financial Data Schedule.



----------------------
* Management contract, compensatory plan or arrangement.

Copies of the above exhibits will be furnished without charge to any shareholder by writing to The Vice President of Strategic Planning, The Penn Traffic Company, 1200 State Fair Boulevard, Syracuse, New York 13209.

Reports on Form 8-K

No reports on Form 8-K were filed during the fiscal quarter ended January 31, 1998.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE PENN TRAFFIC COMPANY

       April 30, 1998             By: /s/ Phillip E. Hawkins
       --------------                -------------------------------------
            DATE                     Phillip E. Hawkins,
                                     President, Chief Executive
                                     Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Gary D. Hirsch                   /s/ Robert J. Davis
--------------------------------      ------------------------------------
Gary D. Hirsch, Chairman of the      Robert J. Davis,
Board and Director                   Senior Vice President and
                                     Chief Financial Officer

       April 30, 1998                         April 30, 1998
       --------------                         --------------
            DATE                                   DATE



 /s/ Eugene A. DePalma                /s/ W. Davis Walters
--------------------------------      ------------------------------------
Eugene A. DePalma, Director          W. David Walters,
                                     Vice President Finance and
                                     Chief Accounting Officer

       April 30, 1998                         April 30, 1998
       --------------                         --------------
            DATE                                   DATE


 /s/ Martin A. Fox                    /s/ Susan E. Engel
--------------------------------      ------------------------------------
Martin A. Fox, Director              Susan E. Engel, Director

       April 30, 1998                         April 30, 1998
       --------------                         --------------
            DATE                                   DATE


 /s/ James A. Lash                    /s/ Claude J. Incaudo
--------------------------------      ------------------------------------
James A. Lash, Director              Claude J. Incaudo, Director

       April 30, 1998                         April 30, 1998
       --------------                         --------------
            DATE                                   DATE


 /s/ Richard D. Segal                 /s/ Harold S. Poster
--------------------------------      ------------------------------------
Richard D. Segal, Director           Harold S. Poster, Director

       April 30, 1998                         April 30, 1998
       --------------                         --------------
            DATE                                   DATE

                            THE PENN TRAFFIC COMPANY

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS

                            (In thousands of dollars)

     Column A                      Column B       Column C     Column D      Column E
     --------                      --------       --------     --------      --------

                                                 Additions
                                     Balance      charged     Deductions     Balance
                                  at beginning    to costs       from        at end
      Description                  of period    and expenses   accounts     of period
     ----------------------       ------------  ------------  ----------    ---------
     Reserve deducted from asset
     to which it applies:

     For the 52 Weeks Ended
     January 31, 1998
       Provision for doubtful
       accounts                     $ 2,867       $ 2,585      $ 1,855(a)    $ 3,597
                                    =======       =======      =======       =======


     For the 52 Weeks Ended
     February 1, 1997
       Provision for doubtful
       accounts                     $ 1,483       $ 8,414      $ 7,030(a)    $ 2,867
                                    =======       =======      =======       =======


     For the 53 Weeks Ended
     February 3, 1996
       Provision for doubtful
       accounts                     $ 1,374       $ 3,926      $ 3,817(a)    $ 1,483
                                    =======       =======      =======       =======


     (a)  Uncollectible receivables written off net of recoveries.