Form 10-Q
period 1998-05-02
PENN TRAFFIC CO
filed 1998-06-16
CIK 77155

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549

                                      FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarterly Period Ended May 2, 1998


                                          OR


                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from __________ to __________

                            Commission file number 1-9930

                               THE PENN TRAFFIC COMPANY
                (Exact name of registrant as specified in its charter)


            Delaware                                  25-0716800
    (State of incorporation)             (IRS Employer Identification No.)

  1200 State Fair Blvd., Syracuse, New York           13221-4737
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


              Common stock, par value $1.25 per share: 10,824,591 shares outstanding as of May 29, 1998

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                               THE PENN TRAFFIC COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      UNAUDITED


(All dollar amounts in thousands,
  except per share data)


                                     THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                         MAY 2, 1998            MAY 3, 1997
                                         -----------            -----------

TOTAL REVENUES                             $716,799               $759,388


COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy
   cost)                                    559,390                581,617
  Selling and administrative
   expenses (Note 2)                        147,955                168,232
  Restructuring charges (Note 2)                                     9,304
                                           --------               --------

OPERATING INCOME                              9,454                    235
  Interest expense                           36,862                 37,371
                                           --------               --------


(Loss) BEFORE INCOME TAXES                  (27,408)               (37,136)
  (Benefit) for income taxes                (10,350)               (14,312)
                                           --------               --------


NET (Loss)                                 $(17,058)              $(22,824)
                                           ========               ========


PER SHARE DATA (BASIC AND DILUTED):
  Net (loss) (Note 3)                      $  (1.61)              $  (2.16)
                                           ========               ========


See Notes to Interim Consolidated Financial Statements.

                               THE PENN TRAFFIC COMPANY
                              CONSOLIDATED BALANCE SHEET


(All dollar amounts in thousands)
                                                 UNAUDITED
                                                MAY 2, 1998  JANUARY 31, 1998
                                                -----------  ----------------

     ASSETS

CURRENT ASSETS:
  Cash and short-term investments               $   48,815      $   49,095
  Accounts and notes receivable
   (less allowance for doubtful accounts
   of $4,107 and $3,597 respectively)               68,155          68,454
  Inventories (Note 5)                             322,319         327,389
  Prepaid expenses and other current assets         15,147          16,032
                                                ----------      ----------
    Total Current Assets                           454,436         460,970

NONCURRENT ASSETS:
  Capital leases - net                             112,433         115,581
  Property, plant and equipment - net              483,535         496,501
  Goodwill - net                                   398,740         401,829
  Other assets and deferred charges - net           89,574          88,705
                                                ----------      ----------
                                                $1,538,718      $1,563,586
                                                ==========      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligations
   under capital leases                         $   13,159      $   13,518
  Current maturities of long-term debt               2,735           4,429
  Trade accounts and drafts payable                150,531         149,389
  Payroll and other accrued liabilities             78,408          79,763
  Accrued interest expense                          15,544          35,335
  Payroll taxes and other taxes payable             18,296          19,208
  Deferred income taxes                              6,283          16,671
                                                ----------      ----------
    Total Current Liabilities                      284,956         318,313

NONCURRENT LIABILITIES:
  Obligations under capital leases                 118,253         121,436
  Long-term debt                                 1,268,543       1,234,224
  Other noncurrent liabilities                      43,832          49,422
                                                ----------      ----------
    Total Liabilities                            1,715,584       1,723,395
                                                ----------      ----------

STOCKHOLDERS' EQUITY:
  Preferred Stock - authorized 10,000,000
   shares, $1.00 par value; none issued
  Common Stock - authorized 30,000,000
   shares, $1.25 par value; 10,824,591
   shares and 10,824,591 shares
   issued and outstanding, respectively             13,586          13,586
  Capital in excess of par value                   180,060         180,060
  Retained deficit                                (357,950)       (340,470)
  Minimum pension liability adjustment             (10,667)        (10,667)
  Unearned compensation                             (1,270)         (1,693)
  Treasury stock, at cost                             (625)           (625)
                                                ----------      ----------
    Total Stockholders' Equity                    (176,866)       (159,809)
                                                ----------      ----------
                                                $1,538,718      $1,563,586
                                                ==========      ==========


See Notes to Interim Consolidated Financial Statements.

                              THE PENN TRAFFIC COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      UNAUDITED

(All dollar amounts in thousands)



                                                THIRTEEN        THIRTEEN
                                               WEEKS ENDED     WEEKS ENDED
                                               MAY 2, 1998     MAY 3, 1997
                                               -----------     -----------

Operating Activities:
  Net (loss)                                    $ (17,058)      $(22,824)
  Adjustments to reconcile
   net (loss) to net cash (used in)
   provided by operating activities:
  Depreciation and amortization                    16,324         18,809
  Amortization of intangibles                       3,724          4,072
  Other - net                                      (1,420)        (2,492)
Net change in assets and liabilities:
  Accounts receivable and prepaid expenses          1,184          4,240
  Inventories                                       5,070         16,691
  Payables and accrued expenses                   (20,916)        (1,179)
  Deferred taxes                                  (10,388)       (14,386)
  Deferred charges and other assets                (1,536)          (561)
                                                ---------      ---------

NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                       (25,016)         2,370
                                                ---------      ---------

INVESTING ACTIVITIES:
  Capital expenditures                             (4,434)        (4,876)
  Proceeds from sale of assets                         87            827
  Other - net                                                      1,653
                                                ---------      ---------

NET CASH (USED IN) INVESTING ACTIVITIES            (4,347)        (2,396)
                                                ---------      ---------

FINANCING ACTIVITIES:
  Payments to settle long-term debt                (2,392)          (631)
  Borrowing of revolver debt                       68,000         91,800
  Repayment of revolver debt                      (32,983)       (85,500)
  Reduction of capital lease obligations           (3,542)        (3,247)
                                                ---------      ---------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                              29,083          2,422
                                                ---------      ---------

(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                    (280)         2,396

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                               49,095         53,240
                                                ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  48,815      $  55,636
                                                ==========     =========


See Notes to Interim Consolidated Financial Statements.

                               THE PENN TRAFFIC COMPANY
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                      UNAUDITED

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

     The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

     All significant intercompany transactions and accounts have been eliminated in consolidation.

     Certain prior year amounts have been reclassified on the Consolidated Statement of Cash Flows for comparative purposes.


NOTE 2 - SPECIAL CHARGES
------------------------

     During the quarter ending May 3, 1997 ("First Quarter Fiscal 1998"), the Company recorded pre-tax special charges of $15.0 million ($8.9 million, net of tax). The special charges consist of (1) $11.1 million associated with a management reorganization and related corporate actions; and (2) $3.9 million associated with the retention of recently hired corporate executives. These charges are included in the restructuring charges and selling and administrative expenses lines of the Consolidated Statement of Operations as described below.

     The management reorganization included the centralization of management in the Company's Syracuse, New York headquarters and other actions to streamline the Company's organizational structure. The management reorganization was implemented during the second and third quarters of Fiscal 1998. It resulted in the layoff of approximately 375 employees, with most of the layoffs in the Company's Columbus, Ohio and DuBois, Pennsylvania divisional headquarters.

------------------------------------

     The restructuring charges of $9.3 million for First Quarter Fiscal 1998 included $8.5 million of severance costs associated with the management reorganization and $0.8 million of miscellaneous other costs recorded in connection with the management reorganization.

     Selling and administrative expenses for First Quarter Fiscal 1998 included pre-tax special charges of (1) $3.9 million incurred in connection with the retention of recently hired corporate executives (consisting of $2.7 million paid to the newly hired executives to reimburse them for loss of benefits under arrangements with their prior employers and $1.2 million of relocation and other miscellaneous expenses associated with their retention) and (2) $1.8 million of other costs recorded in connection with the management reorganization and related corporate actions.

     The accrued liability related to the special charges was $0.6 million at May 2, 1998.


NOTE 3 - NET (LOSS) PER SHARE
-----------------------------

Net (Loss) per share is computed based the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic EPS, computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options, restricted stock and warrants) during the period. The previously presented earnings per share ("EPS") amount for the quarter ended May 3, 1997 has been restated to reflect the method of computation required by SFAS 128. Shares used in the calculation of basic EPS were 10,570,491 for quarter ended May 2, 1998 and 10,569,341 for the quarter ended May 3, 1997. The calculation of diluted EPS excludes the effect of incremental dilutive potential securities aggregating 76,617 and 88,936 shares for the quarters ended May 2, 1998 and May 3, 1997, respectively, since they would be anti-dilutive given the net loss for each quarter.

NOTE 4 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)


FIRST QUARTER, FISCAL 1999

  Operating Income                                  $ 9,454

  Depreciation and Amortization                      20,048

  LIFO Provision                                        625

  Cash Interest Expense                              35,667



FIRST QUARTER, FISCAL 1998


  Operating Income                                  $   235

  Operating Income before special charges            15,277

  Depreciation and Amortization                      22,881

  LIFO Provision                                        500

  Cash Interest Expense                              36,187


NOTE 5 - INVENTORIES
--------------------

If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $23,191,000 and $22,566,000 higher than reported at May 2, 1998 and January 31, 1998, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

     In September 1997, a jury verdict was returned in favor of a former employee who was injured in one of the Company's stores. The total award, including attorney's fees and interest, is approximately $5 million. The Company has filed an appeal and believes it will ultimately prevail. The Company further believes that its insurance would cover some portion of any loss.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

On June 4, 1998 the Company announced that it has engaged Goldman Sachs & Company to undertake a process for realizing value from certain of the Company's Bi-Lo stores and related wholesale/franchise operations (the "Pennsylvania Assets"). The Pennsylvania Assets being considered for disposition produced revenues of approximately $675 million over the past twelve months. Approximately 80% of these revenues were generated in Company supermarkets, with the remainder being revenues from the Company's Pennsylvania wholesale/franchise customer relationships. No assurance can be given that any transaction will be completed nor is it possible to predict the net proceeds to the Company of any such transaction or the timing of such a transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following:
General economic and business conditions; competition; the success or failure of the Company in implementing its current business strategy to improve sales and profitability; inability of the Company to consummate the sale of the Pennsylvania Assets on acceptable terms or at all; changes in the Company's business strategy; availability, location and terms of sites for store development; availability and terms of necessary or desirable financing or refinancing; unexpected costs of year 2000 compliance or failure by the Company or other entities with which it does business to achieve compliance; labor relations; and labor and employee benefit costs.


RESULTS OF OPERATIONS
---------------------

THIRTEEN WEEKS ENDED MAY 2, 1998 ("FIRST QUARTER FISCAL 1999") COMPARED TO THIRTEEN WEEKS ENDED MAY 3, 1997 ("FIRST QUARTER FISCAL 1998")

     The following table sets forth Statement of Operations components expressed as percentages of total revenues for First Quarter Fiscal 1999 and First Quarter Fiscal 1998:


                                    PERCENTAGE OF TOTAL REVENUES
                                        FIRST QUARTER ENDED
                                     MAY 2,              MAY 3,
                                      1998                1997
                                      ----                ----

Total revenues                       100.0%              100.0%
Gross profit (1)                      22.0                23.4
Selling and administrative
  expenses excluding
  special charges (2)                 20.6                21.4
Selling and administrative
  expenses                            20.6                22.2
Restructuring charges                                      1.2
Operating income excluding
  unusual items (3)                   1.3                  2.0
Operating income                      1.3                  0.0
Interest expense                      5.1                  4.9
(Loss) before income taxes           (3.8)                (4.9)
Net (loss)                           (2.4)                (3.0)




(See notes on next page)

---------------------------------

(1)  Total revenues less cost of sales.

(2) Selling and administrative expenses include pre-tax special charges of (1) $3.9 million associated with the retention of recently hired corporate executives and (2) $1.8 million of other costs associated with a management reorganization and related corporate actions during First Quarter Fiscal 1998 (see Note 2).

(3) Operating income excluding pre-tax special charges of $15.0 million during First Quarter Fiscal 1998 (see Note 2).

     Total revenues for First Quarter Fiscal 1999 decreased to $716.8 million from $759.4 million in First Quarter Fiscal 1998 primarily as a result of the decrease in same store sales described below. Wholesale supermarket revenues were $80.7 million in First Quarter Fiscal 1999 and $90.4 million in First Quarter Fiscal 1998. Same store sales for First Quarter Fiscal 1999 declined 4.1% from the comparable prior year period.

     In First Quarter Fiscal 1999 gross profit was $157.4 million compared to First Quarter Fiscal 1998 gross profit of $177.8 million, representing 22.0% and 23.4% of total revenues, respectively. The decrease in gross profit as a percentage of total revenues primarily resulted from investments in gross margins associated with the Company's new marketing program (initiated in late September 1997).

     Selling and administrative expenses in First Quarter Fiscal 1999 were $148.0 million or 20.6% of revenues compared to $168.2 million or 22.2% of revenues in First Quarter Fiscal 1998. In First Quarter Fiscal 1998, selling and administrative expenses, excluding pre-tax special charges of $5.7 million (see Note 2), were $162.5 million or 21.4% of revenues. The decrease in selling and administrative expenses as a percentage of revenues is the result of the Company's cost reduction programs. This improvement was partially offset by increased promotional expenses associated with the Company's new marketing program (Penn Traffic accounts for certain promotional expenses in the selling and administrative expenses line of the Consolidated Statement of Operations).

     During First Quarter Fiscal 1998, the Company recorded restructuring charges of $9.3 million in connection with the management reorganization (see
Note 2).

     Depreciation and amortization expense was $20.0 million in First Quarter Fiscal 1999 and $22.8 million in First Quarter Fiscal 1998, representing 2.8% and 3.0% of total revenues, respectively.

     Operating income for First Quarter Fiscal 1999 was $9.5 million or 1.3% of total revenues compared to $0.2 million or 0.0% of total revenues in First Quarter Fiscal 1998. In First Quarter Fiscal 1998 operating income, excluding pre-tax special charges of $15.0 million, was $15.3 million or 2.0% of total revenues. The decrease in operating income, excluding special charges, as a percentage of revenues was the result of a decrease in gross profit as a percentage of revenues partially offset by a decrease in selling and administrative expenses, excluding special charges, as a percentage of revenues.

---------------------------------

     Interest expense for First Quarter Fiscal 1999 and First Quarter Fiscal 1998 was $36.9 million and $37.4 million, respectively.

     Loss before income taxes was $27.4 million for First Quarter Fiscal 1999 compared to a loss of $37.1 million for First Quarter Fiscal 1998. The loss before income taxes, excluding pre-tax special charges of $15.0 million, was $22.1 million for First Quarter Fiscal 1998. The reason for the increase in the loss before income taxes, excluding the pre-tax special charges of $15.0 million, is the decrease in operating income, excluding special charges.

     The income tax benefit was $10.4 million for First Quarter Fiscal 1999 compared to a benefit of $14.3 million in First Quarter Fiscal 1998. The income tax benefit, excluding the effect of the pre-tax special charges of $15.0 million, was $8.2 million for First Quarter Fiscal 1998. The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from prior acquisitions. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. In the judgement of management, no such allowance is required in First Quarter Fiscal 1999. Management presently believes that a valuation allowance will be required for some portion or all of any deferred tax assets related to net operating loss and tax credit carryforwards arising in the future. As a result, management expects that the Company will be unable to accrue a benefit for income taxes for a portion of the remainder of Fiscal 1999.

     Net loss was $17.1 million in First Quarter Fiscal 1999 compared to net loss of $22.8 million in First Quarter Fiscal 1998. Net loss excluding the after-tax impact of special charges was $13.9 million in First Quarter Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Payments of interest and principal on the Company's approximately $1.27 billion of debt (excluding capital leases) will restrict funds available to the Company to finance capital expenditures and working capital. Amounts maturing in the next five years are $2.0 million (remainder of Fiscal 1999); $2.7 million (Fiscal 2000); $120.1 million, including $112.6 million outstanding as of May 2, 1998, under the Company's secured revolving credit facility which matures in April 2000 (Fiscal 2001); $107.7 million (Fiscal 2002); and $125.4 million (Fiscal 2003).

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 (Fiscal
2001) and is secured by a pledge of the Company's inventory, accounts receivable and related assets. As of May 2, 1998, additional availability under the Revolving Credit Facility was $71.7 million.

     During First Quarter Fiscal 1999, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs. The Company expects to utilize internally generated funds from operations, amounts available under the Revolving Credit Facility and proceeds of asset sales, if any, to satisfy its operating, capital expenditure and debt service needs for the remainder of Fiscal 1999.

     Cash flows to meet the Company's requirements for operating, investing and financing activities in First Quarter Fiscal 1999 are reported in the Consolidated Statement of Cash Flows. For the thirteen week period ended May 2, 1998, the Company experienced a negative cash flow from operating activities of $25.0 million.

     Working capital increased by $26.8 million from January 31, 1998 to May 2, 1998.

     The Company is in compliance with all terms and restrictive covenants of its long-term debt agreements.

     The Company expects to spend approximately $30 million on capital expenditures (including capital leases) during Fiscal 1999. Capital expenditures will be principally for new stores, remodeled store facilities and investments in technology.

     On June 4, 1998 the Company announced that it has engaged Goldman Sachs & Company to undertake a process for realizing value from certain of the Company's Bi-Lo stores and related wholesale/franchise operations. The Pennsylvania Assets being considered for disposition produced revenues of approximately $675 million over the past twelve months. Approximately 80% of these revenues were generated in Company supermarkets, with the remainder being revenues from the Company's Pennsylvania wholesale/franchise customer relationships. No assurance can be given that any transaction will be completed nor is it possible to predict the net proceeds to the Company of any such transaction or the timing of such a transaction.

YEAR 2000
---------

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

PART II.  OTHER INFORMATION
---------------------------

     All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Penn Traffic's Annual Meeting of Stockholders was held on June 4 1998. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company's Board of Directors by the following votes:


                                FOR          WITHHELD
                                ---          --------
Gary D. Hirsch               9,488,626        356,406
James A. Lash                9,616,770        228,262
Richard D. Segal             9,631,565        213,468


     At the Annual Meeting, the selection of Price Waterhouse LLP as auditors for the Company for Fiscal 1999 was ratified by a vote of 9,788,787 shares in favor, 33,387 shares opposed and 22,857 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit Number      Description
          --------------      -----------


               27.1           Financial Data Schedule



     (b)  Reports on Form 8-K

          On March 24, 1998, the Company filed a report on Form 8-K relating to Amendment Number 17 to the Revolving Credit Facility, dated March 13, 1998, which modified certain covenants.

                                      SIGNATURES
                                      ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             THE PENN TRAFFIC COMPANY



     June 15, 1998                           /s/- Phillip E. Hawkins
                                             -----------------------------------
                                             By:  Phillip E. Hawkins
                                                  President, Chief Executive
                                                  Officer and Director





     June 15, 1998                           /s/- Robert J. Davis
                                             -----------------------------------
                                             By:  Robert J. Davis
                                                  Senior Vice President and
                                                  Chief Financial Officer