Form 10-Q
period 1998-08-01
PENN TRAFFIC CO
filed 1998-09-15
CIK 77155

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarterly Period Ended August 1, 1998


                                          OR


                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from __________ to __________

                            Commission file number 1-9930

                               THE PENN TRAFFIC COMPANY
                (Exact name of registrant as specified in its charter)


            Delaware                                  25-0716800
    (State of incorporation)             (IRS Employer Identification No.)

  1200 State Fair Blvd., Syracuse, NY                 13221-4737
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


              Common stock, par value $1.25 per share: 10,695,491 shares outstanding as of September 11, 1998


                                       1 0f 18

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                               THE PENN TRAFFIC COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      UNAUDITED

(All dollar amounts in thousands,
  except per share data)


                                           THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                          AUGUST 1,      AUGUST 2,      AUGUST 1,      AUGUST 2,
                                            1998           1997           1998           1997
                                         ---------      ---------     ----------     ----------
TOTAL REVENUES                           $ 730,223      $ 773,890     $1,447,022     $1,533,278


COSTS AND OPERATING EXPENSES:
  Cost of sales (including
    buying and occupancy costs)            568,629        595,643      1,128,019      1,177,260
  Selling and administrative
    expenses (Note 2)                      154,080        158,258        302,035        326,490
  Restructuring charges (Note 2)                            1,400                        10,704
                                         ---------      ---------     ----------     ----------

OPERATING INCOME                             7,514         18,589         16,968         18,824
  Interest expense                          37,258         37,289         74,120         74,660
                                         ---------      ---------     ----------     ----------


(LOSS) BEFORE INCOME TAXES                 (29,744)       (18,700)       (57,152)       (55,836)
  (Benefit) for income
    taxes (Note 3)                          (6,246)        (6,776)       (16,596)       (21,088)
                                         ---------      ---------     ----------     ----------


NET (LOSS)                               $ (23,498)     $ (11,924)    $  (40,556)    $  (34,748)
                                         =========      =========     ==========     ==========


PER SHARE DATA (BASIC
 AND DILUTED):
  Net (loss) (Note 4)                    $   (2.22)     $   (1.13)    $    (3.84)    $    (3.29)
                                         =========      =========     ==========     ==========



See Notes to Interim Consolidated Financial Statements.

                               THE PENN TRAFFIC COMPANY
                              CONSOLIDATED BALANCE SHEET



(All dollar amounts in thousands)
                                                  UNAUDITED
                                                AUGUST 1, 1998      JANUARY 31, 1998
                                                --------------      ----------------
     ASSETS

CURRENT ASSETS:
  Cash and short-term investments                 $   45,419           $   49,095
  Accounts and notes receivable
   (less allowance for doubtful accounts
   of $5,028 and $3,597 respectively)                 64,358               68,454
  Inventories (Note 6)                               310,473              327,389
  Prepaid expenses and other current assets           15,399               16,032
                                                  ----------           ----------
    Total Current Assets                             435,649              460,970

NONCURRENT ASSETS:
  Capital leases - net                               109,350              115,581
  Property, plant and equipment - net                469,726              496,501
  Goodwill - net                                     395,668              401,829
  Other assets and deferred charges - net             88,823               88,705
                                                  ----------           ----------
                                                  $1,499,216           $1,563,586
                                                  ==========           ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligations
    under capital leases                          $   13,091           $   13,518
  Current maturities of long-term
    debt (Note 8)                                    102,644                4,429
  Trade accounts and drafts payable                  148,340              149,389
  Payroll and other accrued liabilities               69,071               79,763
  Accrued interest expense                            34,519               35,335
  Payroll taxes and other taxes payable               18,756               19,208
  Deferred income taxes                                                    16,671
                                                  ----------           ----------
    Total Current Liabilities                        386,421              318,313

NONCURRENT LIABILITIES:
  Obligations under capital leases                   115,457              121,436
  Long-term debt (Note 8)                          1,155,241            1,234,224
  Other noncurrent liabilities                        42,462               49,422
                                                  ----------           ----------
     Total Liabilities                             1,699,581            1,723,395
                                                  ----------           ----------

STOCKHOLDERS' EQUITY:
  Preferred Stock - authorized 10,000,000
   shares at $1.00 par value; none issued
  Common Stock - authorized 30,000,000
   shares at $1.25 par value; 10,695,491
   shares and 10,824,591 shares
   issued and outstanding, respectively               13,426               13,586
  Capital in excess of par value                     179,881              180,060
  Retained deficit                                  (381,997)            (340,470)
  Minimum pension liability adjustment               (10,667)             (10,667)
  Unearned compensation                                 (383)              (1,693)
  Treasury stock, at cost                               (625)                (625)
                                                  ----------           ----------
    Total Shareholders' Equity                      (200,365)            (159,809)
                                                  ----------           ----------
                                                  $1,499,216           $1,563,586
                                                  ==========           ==========



See Notes to Interim Consolidated Financial Statements.

                               THE PENN TRAFFIC COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      UNAUDITED


(All dollar amounts in thousands)

                                                        TWENTY-SIX          TWENTY-SIX
                                                       WEEKS ENDED         WEEKS ENDED
                                                      AUGUST 1, 1998      AUGUST 2, 1997
                                                      --------------      --------------
OPERATING ACTIVITIES:
  Net (loss)                                             $(40,556)          $ (34,748)
  Adjustments to reconcile
   net (loss) to net cash (used in)
   provided by operating activities:
  Depreciation and amortization                            32,484              37,289
  Amortization of intangibles                               7,458               8,136
  Other - net                                              (1,746)             (4,031)
NET CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable and prepaid expenses                  4,729               5,967
  Inventories                                              16,916               8,402
  Payables and accrued expenses                           (13,009)             23,023
  Deferred taxes                                          (16,671)            (21,162)
  Deferred charges and other assets                        (1,447)                (41)
                                                         --------           ---------

NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                               (11,842)             22,835
                                                         --------           ---------

INVESTING ACTIVITIES:
  Capital expenditures                                     (8,028)             (9,190)
  Proceeds from sale of assets                              3,368               1,980
  Other - net                                                                   1,652
                                                         --------           ---------

NET CASH (USED IN) INVESTING ACTIVITIES                    (4,660)             (5,558)
                                                         --------           ---------

FINANCING ACTIVITIES:
  Payments to settle long-term debt                        (3,085)             (1,165)
  Borrowing of revolver debt                               70,800             183,700
  Repayment of revolver debt                              (48,483)           (194,000)
  Reduction of capital lease obligations                   (6,406)             (6,566)
                                                         --------           ---------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                      12,826             (18,031)
                                                         --------           ---------

(DECREASE) IN CASH AND
 CASH EQUIVALENTS                                          (3,676)               (754)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                       49,095              53,240
                                                         --------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 45,419           $  52,486
                                                         ========           =========


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


NOTE 2 - SPECIAL CHARGES

     For the 13-week and 26-week periods ended August 2, 1997 the Company recorded pre-tax charges totaling $1.6 and $12.6 million, respectively, associated with management reorganization and related corporate actions ($1.4 and $10.7 million, respectively, of these charges are included in a restructuring charge and $0.2 and $1.9 million, respectively, are included in selling and administrative expenses). In addition, during the 13-week and 26-week periods ended August 2, 1997 the Company recorded pre-tax charges of $1.6 and $5.6 million, respectively, associated with the retention of certain corporate executives, which are included in selling and administrative expenses.


NOTE 3 - TAX BENEFITS

     The tax benefits for the 13-week and 26-week periods ended August 1, 1998 are not recorded at statutory rates due to (a) differences between the income calculations for financial reporting and tax reporting purposes and
(b) the recording of a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

NOTE 4 - NET (Loss) PER SHARE

     Net (Loss) per share is computed based the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic Earnings per Share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options, restricted stock and warrants) during the period. The previously presented EPS amounts for the 13-week and the 26-week periods ended August 2, 1997 have been restated to reflect the method of computation required by SFAS 128. Shares used in the calculation of basic and diluted EPS (weighted average shares outstanding) were 10,570,491 for the 13-week and 26-week periods ended August 1, 1998 and 10,569,341 for the 13-week and 26-week periods ended August 2, 1997. The calculations of diluted EPS exclude the effect of incremental dilutive potential securities aggregating 2,819 and 180,656 shares for the 13-week and 26-week periods ended August 1, 1998 and August 2, 1997, respectively, since they would have been antidulutive given the net loss.


NOTE 5 - SUPPLEMENTAL FINANCIAL INFORMATION


(In thousands of dollars)
                                   Second Quarter   Twenty-six Weeks
                                   --------------   ----------------
FISCAL 1999

  Operating Income                    $  7,514         $ 16,968

  Depreciation and Amortization         19,894           39,942

  LIFO Provision                           625            1,250

  Cash Interest Expense                 36,012           71,679



FISCAL 1998

  Operating Income                    $ 18,589         $ 18,824

  Operating Income before
   special charges                      21,739           37,016

  Depreciation and Amortization         22,544           45,425

  LIFO Provision                           750            1,250

  Cash Interest Expense                 36,076           72,263


NOTE 6 - INVENTORIES

     If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $23,816,000 and $22,566,000 higher than reported at August 1, 1998 and January 31, 1998, respectively.


NOTE 7 - ASSET DISPOSITION PROCESS

     On June 4, 1998, the Company announced that it has engaged Goldman Sachs & Company to undertake a process for realizing value from certain of the Company's Bi-Lo stores and related wholesale/franchise operations (the "Pennsylvania Assets"). The Pennsylvania Assets being considered for disposition produced revenues of approximately $675 million over the past twelve months. Approximately 80% of these revenues were generated in Company supermarkets, with the remainder being revenues from the Company's Pennsylvania wholesale/franchise customer relationships. No assurance can be given that any transaction will be completed nor is it possible to predict the net proceeds to the Company of any such transaction or the timing of such a transaction.


NOTE 8 - LONG-TERM DEBT AND CURRENT MATURITIES

     The Company and the lenders ("Bank Lenders") that are parties to the Company's revolving credit facility ("Revolving Credit Facility") entered into an amendment dated as of August 31, 1998 to the Revolving Credit Facility (the "Amendment") that provides that the financial covenants contained in the Revolving Credit Facility would not be applicable to the Company for the period from August 1, 1998 until April 1, 1999. Without the Amendment, the Company would not have been in compliance with certain financial covenants set forth in the Revolving Credit Facility for the 13-week period ended August 1, 1998 and an Event of Default (as defined in the Revolving Credit Facility) would have occurred. The Company does not currently believe, based upon its current operating performance, that it will be in compliance with some or all of the financial covenants set forth in the Revolving Credit Facility after April 1, 1999 and as a result the Company will seek an additional waiver of such covenants or renegotiation of the terms of the Revolving Credit Facility prior to that date. Accordingly, the amount outstanding under the Revolving Credit Facility as of August 1, 1998 ($99.9 million) has been classified as Current Maturities of Long-Term Debt.

     The Bank Lenders also consented in the Amendment to the sales of certain of the Company's retail and wholesale assets in Pennsylvania. Upon the completion of a substantial portion of the contemplated Pennsylvania asset sale transactions, the Company will seek to renegotiate the terms of the Revolving Credit Facility. This is expected to occur prior to April 1, 1999. Failure to obtain an additional waiver of financial covenant noncompliance or complete a satisfactory renegotiation of the terms of the Revolving Credit Facility may cause an acceleration of the obligations under the Revolving Credit Facility. There can be no assurance that the Bank Lenders will agree to any further waiver of financial covenant noncompliance or renegotiation of the terms of the Revolving Credit Facility on satisfactory terms or at all.

NOTE 9 - SUBSEQUENT EVENT

     During the 13-week period ending October 31, 1998 the Company completed the sale of two stores. In addition, the Company closed eight under-performing Bi-Lo stores in Pennsylvania. The Company will record an as-yet undetermined charge related to these actions during the 13-week period ending October 31, 1998. These 10 stores represented less than two percent of consolidated revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" as defined in the Securities Exchange Act of 1934, as amended, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; the success or failure of the Company in implementing its current business and operational strategies; changes in the Company's business or operational strategies; availability, location and terms of sites for store development; the availability and amount of proceeds generated from sale of assets; the ability of the Company to successfully renegotiate the terms of the Revolving Credit Facility; availability, terms and access to capital; labor relations and labor costs.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("SECOND QUARTER FISCAL 1999") AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 COMPARED TO THIRTEEN WEEKS ("SECOND QUARTER FISCAL 1998") AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

     The following table sets forth Statement of Operations components expressed as a percentage of total revenues for Second Quarter Fiscal 1999 and Second Quarter Fiscal 1998, and for the 26-weeks ended August 1, 1998 and August 2, 1997, respectively:


                                     Second Quarter Ended         Twenty-six Weeks Ended
                                   AUGUST 1,      August 2,      AUGUST 1,      August 2,
                                     1998           1997           1998           1997
                                   --------       --------       --------       --------
Total revenues                       100.0%          100.0%        100.0%         100.0%
Gross profit (1)                      22.1            23.0          22.0           23.2
Selling and administrative
 expenses excluding
 special charges (2)                  21.1            20.2          20.9           20.8
Selling and administrative
 expenses                             21.1            20.4          20.9           21.3
Restructuring charges                                  0.2                          0.7
Operating income excluding
 unusual items (3)                     1.0             2.8           1.2            2.4
Operating income                       1.0             2.4           1.2            1.2
Interest expense                       5.1             4.8           5.1            4.9
(Loss) before income taxes            (4.1)           (2.4)         (3.9)          (3.6)
Net (loss)                            (3.2)           (1.5)         (2.8)          (2.3)


(See notes on next page)

(1)  Total revenues less cost of sales.

(2) Selling and administrative expenses include pre-tax special charges for Second Quarter Fiscal 1998 and the 26-week period ended August 2, 1997 of
     (1) $1.6 and $5.6 million, respectively, associated with the retention of certain corporate executives and (2) $0.2 and $1.9 million, respectively, of other costs associated with a management reorganization and related corporate actions (see Note 2).

(3) Operating income for the Second Quarter Fiscal 1998 and the 26-week period ended August 2, 1997 excluding pre-tax special charges of $3.2 and $18.2 million, respectively (see Note 2).

     Total revenues for Second Quarter Fiscal 1999 decreased to $730.2 million from $773.9 million in Second Quarter Fiscal 1998. Total revenues for the 26-week period ended August 1, 1998 decreased to $1.447 billion from $1.533 billion for the 26-week period ended August 2, 1997. The decrease in revenues for the Second Quarter and the 26-week period ended August 1, 1998 is primarily attributable to a decline in same store sales and a decline in wholesale revenues. Same store sales for Second Quarter Fiscal 1999 and the 26-week period ended August 1, 1998 declined 4.4% and 4.3%, respectively. Wholesale supermarket revenues were $84.2 million in Second Quarter Fiscal 1999 compared to $93.3 million in Second Quarter Fiscal 1998. Wholesale supermarket revenues were $164.9 million for the 26-weeks ended August 1, 1998 compared to $183.7 million for the 26-weeks ended August 2, 1997.

     Gross profit in Second Quarter Fiscal 1999 was $161.6 million or 22.1% of revenues compared to $178.2 million or 23.0% of revenues in Second Quarter Fiscal 1998. Gross profit as a percentage of total revenues decreased to 22.0% for the 26-week period ended August 1, 1998 from 23.2% for the 26-week period ended August 2, 1997. The decrease in gross profit as a percentage of total revenues primarily resulted from investments in gross margins associated with the Company's marketing program (initiated in September 1997) and an increase in inventory shrink expense.

     Selling and administrative expenses in Second Quarter Fiscal 1999 were $154.1 million or 21.1% of revenues compared to $158.3 million or 20.4% of revenues in Second Quarter Fiscal 1998. In Second Quarter Fiscal 1998, selling and administrative expenses, excluding pre-tax special charges of $1.8 million (see Note 2), were $156.5 million or 20.2% of revenues. Selling and administrative expenses for the 26-week period ended August 1, 1998 were $302.0 million or 20.9% of revenues compared to $326.5 million or 21.3% of revenues for the 26-week period ended August 2, 1997. For the 26-week period ended August 2, 1997, selling and administrative expenses, excluding pre-tax special charges of $7.5 million (see Note 2), were $319.0 million or 20.8% of revenues.

     Selling and administrative expenses, excluding special charges, increased as a percentage of revenues due to increased promotional expenses associated with the Company's marketing program (Penn Traffic accounts for certain promotional expenses in the selling and administrative expenses line of the Consolidated Statement of Operations) and a non-recurring charge of $1.0 million incurred in connection with the settlement of personal injury litigation. These additional costs were partially offset by a decrease in costs associated with the implementation of the Company's cost reduction programs.

     During Second Quarter Fiscal 1998 and the 26-week period ended August 2, 1997, the Company recorded special charges of $3.2 and $18.2 million in connection with the management reorganization and related corporate actions, and the retention of certain corporate executives(see Note 2).

     Depreciation and amortization expense was $19.9 million in Second Quarter Fiscal 1999 and $22.5 million in Second Quarter Fiscal 1998, representing 2.7% and 2.9% of total revenues, respectively. Depreciation and amortization expense was $40.0 million for the 26-week period ended August 1, 1998 and $45.4 million for the 26-week period ended August 2, 1997, representing 2.8% and 3.0% of total revenues, respectively.

     Operating income for the Second Quarter Fiscal 1999 was $7.5 million or 1.0% of total revenues compared to $18.6 million or 2.4% of total revenues in Second Quarter Fiscal 1998. In the Second Quarter Fiscal 1998, operating income, excluding pre-tax special charges of $3.2 million, was $21.8 million or 2.8% of total revenues. Operating income, for the 26-week period ended August 1, 1998 was $17.0 million or 1.2% of total revenues compared to $18.8 million or 1.2% of total revenues for the 26-week period ended August 2, 1997. Operating income for the 26-week period ended August 2, 1997, excluding pre-tax special charges of $18.2 million, was $37.0 million or 2.4% of total revenues.

     Interest expense for both the Second Quarter Fiscal 1999 and Second Quarter Fiscal 1998 was $37.3 million. Interest expense for the 26-week period ended August 1, 1998 and August 2, 1997 was $74.1 million and $74.7 million, respectively.

     Loss before income taxes was $29.7 million for Second Quarter Fiscal 1999 compared to a loss of $18.7 million for Second Quarter Fiscal 1998. The loss before income taxes, excluding the effect of pre-tax special charges of $3.2 million, was $15.5 million for Second Quarter Fiscal 1998. Loss before income taxes was $57.2 million for the 26-week period ended August 1, 1998 compared to a loss of $55.8 million for the 26-week period ended August 2, 1997. The loss before income taxes, excluding the effect of pre-tax special charges of $18.2 million, was $37.6 million for the 26-week period ended August 2, 1997. The reason for the increase in the loss before income taxes is the decrease in operating income for Second Quarter Fiscal 1999 and 26-week period ended August 1, 1998.

     The income tax benefit for Second Quarter Fiscal 1999 was $6.2 million compared to a benefit of $6.8 million for Second Quarter Fiscal 1998. The income tax benefit, excluding the effect of pre-tax special charges of $3.2 million, was $5.5 million for Second Quarter Fiscal 1998. The income tax benefit for the 26-week period ended August 1, 1998 was $16.6 million compared to a benefit of $21.1 million for the 26-week period ended August 2, 1997. The income tax benefit, excluding the effect of pre-tax special charges of $18.2 million, was $13.6 million for the 26-week period ended August 2, 1997. The effective tax rates for the Second Quarter and 26-week period ended August 1, 1998 vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from acquisitions and the recording of a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. Management presently believes that a valuation allowance will be required for the deferred tax assets related to net operating losses and tax credit carryforwards arising in the future. As a result, management expects the Company will be unable to accrue a benefit for income taxes for the remainder of Fiscal 1999 and for indefinite future periods.

     Net loss for Second Quarter Fiscal 1999 was $23.5 million compared to a net loss of $11.9 million for Second Quarter Fiscal 1998. Net loss, excluding the after-tax impact of special charges, was $10.1 million for Second Quarter Fiscal 1998. The net loss for the 26-week period ended August 1, 1998 was $40.6 million compared to a net loss of $34.7 million for the 26-week period ended August 2, 1997. The net loss, excluding the after-tax impact of special charges, was $24.0 million for the 26-week period ended August 2, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Payments of interest and principal on the Company's approximately $1.26 billion of debt (excluding capital leases) will restrict funds available to the Company to finance capital expenditures and working capital. Amounts of the Company's debt (excluding capital leases) maturing in the next five years are outlined on the following table:


                                   AMOUNT MATURING
          FISCAL YEAR              ($ in millions)
          -----------              ---------------
             1999                         1.3 *
             2000                       102.6 **
             2001                         7.5
             2002                       107.7
             2003                       125.4


      *   Amount due for the remainder of Fiscal 1999.

     ** Amount includes $99.9 million outstanding as of August 1, 1998, under the Company's revolving credit facility.

     The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. As of August 1, 1998, additional availability under the Revolving Credit Facility was $69.2 million.

     The Company and the lenders ("Bank Lenders") that are parties to the Revolving Credit Facility entered into an amendment dated as of August 31, 1998 to the Revolving Credit Facility (the "Amendment") that provides that the financial covenants contained in the Revolving Credit Facility would not be applicable to the Company for the period from August 1, 1998 until April 1, 1999. Without the Amendment, the Company would not have been in compliance with certain financial covenants set forth in the Revolving Credit Facility for the 13-week period ended August 1, 1998 and an Event of Default (as defined in the Revolving Credit Facility) would have occurred. The Company does not currently believe, based upon its current operating performance, that it will be in compliance with some or all of the financial covenants set forth in the Revolving Credit Facility after April 1, 1999 and as a result the Company will seek an additional waiver of such covenants or renegotiation of the terms of the Revolving Credit Facility prior to that date.

     The Bank Lenders also consented in the Amendment to the sales of certain of the Company's retail and wholesale assets in Pennsylvania. Upon the completion of a substantial portion of the contemplated Pennsylvania asset sale transactions, the Company will seek to renegotiate the terms of the Revolving Credit Facility. This is expected to occur prior to April 1, 1999. Failure to obtain an additional waiver of financial covenant noncompliance or complete a satisfactory renegotiation of the terms of the Revolving Credit Facility may cause an acceleration of the obligations under the Revolving Credit Facility. There can be no assurance that the Bank Lenders will agree to any further waiver of financial covenant noncompliance or renegotiation of the terms of the Revolving Credit Facility on satisfactory terms or at all.

     During Second Quarter Fiscal 1999, the Company's internally generated funds from operations, proceeds of asset sales and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

     Cash flows to meet the Company's requirements for operating, investing and financing activities in the 26-week period ended August 1, 1998 are reported in the Consolidated Statement of Cash Flows. For the 26-week period ended August 1, 1998, the Company experienced a negative cash flow from operating activities of $11.8 million.

     Working capital decreased by $93.4 million from January 31, 1998 to August 1, 1998, primarily due to the reclassification of the Revolving Credit Facility to Current Maturities of Long-Term Debt as discussed in Note 8 - Long Term Debt and Current Maturities.

     The Company expects to spend approximately $20 million on capital expenditures (including capital leases) during Fiscal 1999. Capital expenditures will be principally for new stores, remodeled store facilities and investments in technology. The Company expects to utilize internally generated funds from operations, amounts available under the Revolving Credit Facility and proceeds of asset sales, if any, to satisfy its operating, capital expenditure and debt service needs for the remainder of Fiscal 1999.

     On June 4, 1998, the Company announced that it has engaged Goldman Sachs & Company to undertake a process for realizing value from certain of the Company's Bi-Lo stores and related wholesale/franchise operations (the "Pennsylvania Assets"). The Pennsylvania Assets being considered for disposition produced revenues of approximately $675 million over the past twelve months. Approximately 80% of these revenues were generated in Company supermarkets, with the remainder being revenues from the Company's Pennsylvania wholesale/franchise customer relationships. No assurance can be given that any transaction will be completed nor is it possible to predict the net proceeds to the Company of any such transaction or the timing of such a transaction.

     The Company intends to satisfy its long-term capital requirements by (1) improving its results from operations thereby increasing its operating cash flow, (2) applying the proceeds from contemplated sales of certain Pennsylvania assets to repay a portion of its debt and working capital obligations and (3) renegotiating and extending the Revolving Credit Facility, as described above. If the Company does not accomplish some or all of these objectives, Penn Traffic may seek or be required to sell additional assets or sell additional debt or equity securities in public or private transactions to satisfy its debt and other capital requirements or otherwise seek to restructure its debt obligations. There can be no assurance that the Company will accomplish any of the foregoing on satisfactory terms or at all.

YEAR 2000

     Many of the Company's computer systems and certain other equipment will require modification or replacement over the next two years in order to render these systems compliant with the year 2000. The Company has established processes for evaluating and managing the risks and costs associated with this issue including the assessment of third parties who may be critical to us. The Company expects to have all critical systems compliant. Based on current information, the Company estimates that the cost of Year 2000 compliance during the fiscal years ended January 30, 1999, and January 29, 2000, will be approximately $10 million (including the purchase of certain new hardware and software). The business of the Company could be adversely affected should the Company or other entities with which the Company does business be unsuccessful in completing critical modifications in a timely manner. The Company believes that the contingency plans for non-critical systems which are not year 2000 compliant are adequate at this time.

PART II.  OTHER INFORMATION

     All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          Exhibit Number      Description
          --------------      -----------

              10.5S Amendment No. 18 to the Revolving Credit Facility dated as of August 31, 1998.

              10.20 Termination Agreement dated as of August 6, 1998 between the Company and Phillip E. Hawkins.

              27.1            Financial Data Schedule



      (b) Reports on Form 8-K


          No reports on Form 8-K were filed during the fiscal quarter ended August 1, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                          THE PENN TRAFFIC COMPANY





       September 14, 1998                      /s/- Claude J. Incaudo
                                               ---------------------------------
                                          By:  Claude J. Incaudo
                                               President and Chief Executive
                                               Officer




       September 14, 1998                      /s/- Robert J. Davis
                                               ---------------------------------
                                          By:  Robert J. Davis
                                               Senior Vice President and
                                               Chief Financial Officer