Form 10-Q
period 1998-10-31
PENN TRAFFIC CO
filed 1998-12-15
CIK 77155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 1998

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

                                 YES [X] NO [ ]

           Common stock, par value $1.25 per share: 10,695,491 shares outstanding as of December 11, 1998

                                     1 of 21

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
     except per share data)

                                 THIRTEEN WEEKS ENDED   THIRTY-NINE WEEKS ENDED
                                OCTOBER 31, NOVEMBER 1, OCTOBER 31, NOVEMBER 1,
                                   1998        1997        1998        1997
                                ----------  ----------  ----------  ----------
TOTAL REVENUES                  $  690,591  $  726,180  $2,137,613  $2,259,458

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy
   costs) (Note 3)                 548,534     561,799   1,676,553   1,735,448
  Selling and administrative
   expenses (Note 3)               151,173     148,161     453,208     478,262
  Restructuring charges (Note 3)                                        10,704
  Unusual items (Note 3)            45,160                  45,160
  Write-down of long lived
   assets (Note 4)                  91,512                  91,512
                                ----------  ----------  ----------  ----------

OPERATING (LOSS) INCOME           (145,788)     16,220    (128,820)     35,044
  Interest expense                  37,132      37,548     111,252     112,208
                                ----------  ----------  ----------  ----------

(LOSS) BEFORE INCOME TAXES        (182,920)    (21,328)   (240,072)    (77,164)
  Provision (benefit) for
   income taxes (Note 5)                38      (7,801)    (16,558)    (28,888)
                                ----------  ----------  ----------  ----------

NET (LOSS)                      $ (182,958) $  (13,527) $ (223,514) $  (48,276)
                                ==========  ==========  ==========  ==========

PER SHARE DATA (BASIC
 AND DILUTED):
  Net (loss) (Note 6)           $   (17.31) $    (1.28) $   (21.15) $    (4.57)
                                ==========  ==========  ==========  ==========

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)

                                              UNAUDITED
                                           OCTOBER 31, 1998     JANUARY 31, 1998
                                           ----------------     ----------------
     ASSETS

CURRENT ASSETS:
  Cash and short-term investments             $   47,887           $   49,095
  Accounts and notes receivable
   (less allowance for doubtful accounts
   of $5,122 and $3,597 respectively)             60,196               68,454
  Inventories (Note 8)                           315,345              327,389
  Prepaid expenses and other current assets       15,356               16,032
                                              ----------           ----------
    Total Current Assets                         438,784              460,970

NONCURRENT ASSETS:
  Capital leases - net                            97,512              115,581
  Property, plant and equipment - net            422,457              496,501
  Goodwill - net                                 300,542              401,829
  Other assets and deferred charges - net         87,744               88,705
                                              ----------           ----------
                                              $1,347,039           $1,563,586
                                              ==========           ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligations
   under capital leases                       $   11,546           $   13,518
  Current maturities of long-term
   debt (Note 9)                                 135,838                4,429
  Trade accounts and drafts payable              156,573              149,389
  Payroll and other accrued liabilities           71,625               79,763
  Accrued interest expense                        20,051               35,335
  Payroll taxes and other taxes payable           15,326               19,208
  Deferred income taxes                                                16,671
                                              ----------           ----------
    Total Current Liabilities                    410,959              318,313

NONCURRENT LIABILITIES:
  Obligations under capital leases               107,542              121,436
  Long-term debt (Note 9)                      1,145,429            1,234,224
  Other noncurrent liabilities                    66,431               49,422
                                              ----------           ----------
    Total Liabilities                          1,730,361            1,723,395
                                              ----------           ----------

STOCKHOLDERS' EQUITY:
  Preferred Stock - authorized 10,000,000
   shares at $1.00 par value; none issued
  Common Stock - authorized 30,000,000
   shares at $1.25 par value; 10,695,491
   shares and 10,824,591 shares
   issued and outstanding, respectively           13,426               13,586
  Capital in excess of par value                 179,881              180,060
  Retained deficit                              (565,204)            (340,470)
  Minimum pension liability adjustment           (10,667)             (10,667)
  Unearned compensation                             (133)              (1,693)
  Treasury stock, at cost                           (625)                (625)
                                              ----------           ----------
    Total Shareholders' Equity                  (383,322)            (159,809)
                                              ----------           ----------
                                              $1,347,039           $1,563,586
                                              ==========           ==========

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

(All dollar amounts in thousands)

                                               THIRTY-NINE        THIRTY-NINE
                                               WEEKS ENDED        WEEKS ENDED
                                             OCTOBER 31, 1998   NOVEMBER 1, 1997
                                             ----------------   ----------------
OPERATING ACTIVITIES:
  Net (loss)                                   $(223,514)         $ (48,276)
  Adjustments to reconcile
   net (loss) to net cash (used in)
   by operating activities:
  Depreciation and amortization                   48,139             56,078
  Amortization of intangibles                     11,163             11,987
  Other - net                                    136,186             (5,024)
NET CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable and prepaid expenses         8,934                718
  Inventories                                     12,044             (5,855)
  Payables and accrued expenses                  (20,120)           (12,052)
  Deferred taxes                                 (16,671)           (29,000)
  Deferred charges and other assets               (1,013)               194
                                                --------           --------
NET CASH (USED IN)
  OPERATING ACTIVITIES                           (44,852)           (31,230)
                                                --------           --------
INVESTING ACTIVITIES:
  Capital expenditures                           (11,331)           (15,723)
  Proceeds from sale of assets                    28,227              3,770
  Other - net                                                         1,652
                                                --------           --------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            16,896            (10,301)
                                                --------           --------
FINANCING ACTIVITIES:
  Payments to settle long-term debt               (5,503)            (1,699)
  Borrowing of revolver debt                     101,600            332,300
  Repayment of revolver debt                     (53,483)          (285,000)
  Reduction of capital lease obligations         (15,866)            (9,929)
  Other - net                                                             8
                                                --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES         26,748             35,680
                                                --------           --------
(DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (1,208)            (5,851)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                              49,095             53,240
                                                --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 47,887           $ 47,389
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

NOTE 2 - ASSET DISPOSITION PROCESS

         On June 4, 1998, the Company announced that it had engaged Goldman Sachs & Company to undertake a process for realizing value from certain of the Company's Bi-Lo stores and related wholesale/franchise operations located in Pennsylvania. To date, the Company has completed the sale of 3 stores in Pennsylvania and certain other real estate and is currently engaged in negotiations with potential buyers for certain other Bi-Lo stores.

         The Company has determined to continue with the process of selling 22 Bi-Lo stores which, together with the 3 stores previously sold, generated revenues of $49.5 million and $155.8 million for the 13-week and 39-week periods ended October 31, 1998, respectively. The net proceeds from the sale of these stores will be used by the Company to satisfy its short-term capital needs. In addition, the Company has decided to close 21 Bi-Lo stores (9 of which were closed in the third quarter). These 21 Bi-Lo stores generated revenues of $20.4 million and $74.6 million for the 13-week and 39-week periods ended October 31, 1998, respectively (these amounts reflect the fact that the 9 stores closed during the third quarter did not have revenues for the entire periods described).

         The Company intends to retain and operate its 32 remaining Bi-Lo stores and its existing wholesale/franchise operations in Pennsylvania. No assurance can be given that any of the transactions described above will be completed nor is it possible to predict the net proceeds to the Company of any such transaction or the timing of such a transaction.

NOTE 3 - SPECIAL CHARGES

         During the 13-week period ended October 31, 1998, the Company recorded a special charge of $50.4 million primarily related to (1) the decision to close 24 stores (including the 21 Bi-Lo stores referred to in Note 2 above) primarily in connection with the process of realizing value from the Company's Bi-Lo operations and (2) a gain related to the sale of 4 stores (including the 3 Bi-Lo stores referred to in Note 2 above) and certain other real estate. The components of this charge are described below.

         During the 13-week period ended October 31, 1998, the Company recorded a charge of $60.0 million in connection with a decision to close 24 of its stores (11 of which were closed during the third quarter). This charge is comprised of a write-down of fixed assets ($15.3 million), a write-off of goodwill ($16.4 million), net present value of future lease costs ($20.4 million), inventory markdowns ($5.3 million), employee severance costs and other miscellaneous expenses ($2.6 million). All of these costs are included in the unusual item account except for inventory markdowns which are included in cost of sales. In addition, during the 13- week period ended October 31, 1998 the Company sold 4 of its stores and certain other real estate and recorded a net gain of $9.6 million. This gain is included in the unusual item account.

         For the 39-week period ended November 1, 1997 the Company recorded a charge totaling $12.7 million associated with a management reorganization and related corporate actions ($10.7 million of this charge is included in a restructuring charge and $1.9 million is included in selling and administrative expenses). In addition, during the 39-week period ended November 1, 1997 the Company recorded a charge of $5.6 million associated with the retention of certain corporate executives, which is included in selling and administrative expenses.

NOTE 4 - ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS

         As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of" ("SFAS 121"). During June 1998, the Company announced its plans for realizing value from certain of its Pennsylvania Bi-Lo stores and related wholesale operations. The Company expects to complete this process during calendar year 1999. For the 13-week period ended October 31, 1998, the Company recorded a noncash charge of $91.5 million to write down the carrying amounts of 22 stores held for sale (including allocable goodwill) to estimated realizable value.

NOTE 5 - TAX BENEFITS

         The tax provision for the 13-week period and the tax benefit for the 39-week period ended October 31, 1998 are not recorded at statutory rates due to
(a) differences between the income calculations for financial reporting and tax reporting purposes and (b) the recording of a valuation allowance. A valuation allowance is required when it is more likely than not the recorded value of a deferred tax asset will not be realized.

NOTE 6 - NET (LOSS) PER SHARE

         In the fourth quarter of Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The previously presented EPS amount for the quarter ended November 1, 1997 has been restated to reflect the method of computation required by SFAS 128. Shares used in the calculation of basic EPS (weighted average shares outstanding) were 10,570,491 for the quarter ended October 31, 1998 and 10,569,641 for the quarter ended November 1, 1997. The calculations of diluted EPS exclude the effect of incremental dilutive potential securities aggregating 281,202 shares for the quarter ended November 1, 1997, since they would have been antidilutive given the net loss for the quarter. There were no incremental dilutive potential securities for the quarter ended October 31, 1998.

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)

                                       Third Quarter         Thirty-nine Weeks
                                       -------------         -----------------
Fiscal 1999
-----------

  Operating (Loss)                       $(145,788)              $(128,820)

  Operating (Loss) Income before
   special charges                          (3,848)                 13,120

  Depreciation and Amortization             19,360                  59,302

  LIFO Provision                               625                   1,875

  Cash Interest Expense                     35,890                 107,569


Fiscal 1998
-----------

  Operating Income                       $  16,220               $  35,044

  Operating Income before
   special charges                          16,220                  53,236

  Depreciation and Amortization             22,145                  67,571

  LIFO Provision                               750                   2,000

  Cash Interest Expense                     36,338                 108,601

NOTE 8 - INVENTORIES

         If the first-in, first-out (FIFO) method had been used by the Company, inventories would have been $24,441,000 and $22,566,000 higher than reported at October 31, 1998 and January 31, 1998, respectively.

NOTE 9 - LONG-TERM DEBT AND PROPOSED RESTRUCTURING

         The Company and the lenders ("Bank Lenders") that are parties to the Company's revolving credit facility ("Revolving Credit Facility") entered into an amendment dated as of August 31, 1998 to the Revolving Credit Facility that provides that the financial covenants contained in the Revolving Credit Facility would not be applicable to the Company for the period from August 1, 1998 until April 1, 1999. The Company does not believe, based upon its current operating performance, that it will be in compliance with the financial covenants set forth in the Revolving Credit Facility after April 1, 1999. Accordingly, the amount outstanding under the Revolving Credit Facility as of October 31, 1998 ($125.7 million) and the amount outstanding under a secured term loan ($9.5 million) which contains the same financial covenants as the Revolving Credit Facility have been classified as Current Maturities of Long-Term Debt. In addition, the Bank Lenders have agreed to (i) amend the Revolving Credit Facility so that the failure by the Company to make the interest payment on its 85/8% Senior Notes described below will not constitute the failure of a condition precedent to borrowing by the Company under the Revolving Credit Facility and (ii) waive the occurrence of an event of default under the Revolving Credit Facility until April 1, 1999 resulting from the failure by the Company to make such interest payment past the applicable grace period provided for in the indenture for the 85/8% Senior Notes.

         In order to address its long-term capital and debt service requirements, on December 10, 1998, the Company announced that it had begun working with an informal committee comprised of more than 40% of the principal amount of its outstanding senior notes and more than 50% of the principal amount of its outstanding subordinated notes for the purpose of negotiating a consensual restructuring of its outstanding securities, including the outstanding notes. As of October 31, 1998, the Company had approximately $1.13 billion of senior and subordinated notes outstanding. The Company also announced that it had engaged The Blackstone Group as its financial advisor in connection with its restructuring efforts.

         The Company intends that any such restructuring plan will convert a substantial portion of its senior and subordinated notes to equity. In addition, the Company has advised the informal committee of noteholders that any restructuring proposal made by the Company will provide for payment in full of all obligations to the Company's trade creditors that continue to support the Company with customary trade credit. The informal committee of noteholders has informed the Company that it will support the full repayment of the Company's trade creditors in connection with a restructuring proposal which is otherwise acceptable to such noteholders. In addition, Fleet Bank, the agent bank for the Company's $250 million Revolving Credit Facility, has advised the Company that it is supporting the Company's efforts to restructure its outstanding securities. The Company anticipates that any such consensual restructuring would be implemented through a voluntary filing for relief under Chapter 11 of the U.S. Bankruptcy Code.

         In light of the proposed restructuring, the Company has elected to take advantage of the 15-day grace period provided for in the Indenture for its 85/8% Senior Note due December 15, 2003 (the "85/8% Indenture")for the payment of interest and not pay $8.6 million of interest on $200 million of its 85/8% Senior Notes that would otherwise be due on December 15, 1998. The failure to make this payment constitutes a default under the 85/8% Indenture and following a lapse of the 15-day grace period, the Trustee, on its own or as directed by at least 25% of the noteholders, may cause the acceleration of $200 million of the Company's 85/8% Senior Notes. The acceleration of such indebtedness would result in the occurrence of an event of default under substantially all of the Company's other indebtedness. Further, the failure to make the aforementioned interest payment on the Company's 85/8% Senior Note due December 15, 2003 causes the failure by the Company to satisfy a condition precedent to borrowing by the Company under the Revolving Credit Facility and the continued failure to make the $8.6 million interest payment past the 15-day grace period provided for in the 85/8% Indenture would constitute event of default under the Company's Revolving Credit Facility, enabling the Company's bank lenders to accelerate the entire principal amount of such loans. As noted above, on December 15, 1998, the Company and the Bank Lenders entered into an amendment to the Revolving Credit Facility which (i) waived the failure by the Company to satisfy a condition precedent to borrowing resulting from the failure by the Company to make the interest payment on the 85/8% Senior Notes on December 15, 1998 and (ii) waived the occurrence of an event of default under the Revolving Credit Facility resulting from the failure, past the 15-day grace period, to pay interest on the 85/8% Senior Notes.

         If the Company does not accomplish the consensual restructuring plan on terms satisfactory to it or at all, Penn Traffic may seek or be required to file for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code without such a prearranged consensual plan and attempt to restructure its long-term debt and other obligations through such process. There can be no assurance that the Company will accomplish a consensual restructuring with its noteholders on acceptable terms or at all or that the recoveries received by holders of the Company's securities and other creditors in a non-bankruptcy filing will not be materially less than those that would be received in a consensual plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" as defined in the Securities Exchange Act of 1934, as amended, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; the success or failure of the Company in implementing its current business and operational strategies; the ability of the Company to successfully negotiate a consensual restructuring with its noteholders, its bank lenders and other creditors on satisfactory terms or at all and the timing of any such restructuring; changes in the Company's business or operational strategies; availability, location and terms of sites for store development; the availability and amount of proceeds generated from sale of assets; the ability of the Company to successfully renegotiate the terms of the Revolving Credit Facility; availability, terms and access to capital and customary trade credit; labor relations and labor costs.

RESULTS OF OPERATIONS

Thirteen Weeks ("Third Quarter Fiscal 1999") and Thirty-nine Weeks Ended October 31, 1998 Compared to Thirteen Weeks ("Third Quarter Fiscal 1998") and Thirty-nine Weeks Ended November 1, 1997

         The following table sets forth Statement of Operations components expressed as a percentage of total revenues for Third Quarter Fiscal 1999 and Third Quarter Fiscal 1998, and for the thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively:

                                                       Third Quarter Ended                      Thirty-nine Weeks Ended
                                                  October 31,          November 1,          October 31,           November 1,
                                                     1998                 1997                 1998                  1997
                                                  ----------           ----------           ----------            ----------
Total revenues                                       100.0%               100.0%               100.0%                100.0%

Gross profit (1)                                      20.6                 22.6                 21.6                  23.2
Gross profit excluding
  special charges (2)                                 21.3                 22.6                 21.8                  23.2

Selling and administrative
  expenses                                            21.9                 20.4                 21.2                  21.2
Selling and administrative
  expenses excluding
  special charges (3)                                 21.9                 20.4                 21.2                  20.8

Restructuring charges                                                                                                  0.5

Unusual items                                          6.5                                       2.1

Write-down of long-lived
  assets                                              13.3                                       4.3

Operating (loss) income                              (21.1)                 2.2                 (6.0)                  1.6
Operating (loss) income
  excluding special
  charges (4)                                         (0.6)                 2.2                  0.6                   2.4

Interest expense                                       5.4                  5.2                  5.2                   5.0

(Loss) before income
  taxes                                              (26.5)                (2.9)               (11.2)                 (3.4)
(Loss) before income taxes
  excluding special charges                           (5.9)                (2.9)                (4.6)                 (2.6)

Net (Loss)                                           (26.5)                (1.9)               (10.5)                 (2.1)
Net (Loss) excluding
  special charges                                     (5.9)                (1.9)                (3.8)                 (1.7)

(See notes on next page)

(1)      Total revenues less cost of sales.

(2) Gross profit excluding pre-tax special charges for the Third Quarter Fiscal 1999 and 39-week period ended October 31, 1998 of $5.3 million for inventory markdowns associated with the asset disposition process (see Note 2 and Note 3).

(3) Selling and administrative expenses excluding pre-tax special charges for the 39-week period ended November 1, 1997 of (1)$5.6 million associated with the retention of certain corporate executives and (2) $1.9 million of other costs associated with a management reorganization and related corporate actions (see Note 3).

(4) Operating income for the Third Quarter Fiscal 1999 and 39-week period ended October 31, 1998, excluding pre-tax special charges of (1) $50.4 million associated with the asset disposition process (see Note 2 and Note 3) and (2) $91.5 million associated with the accounting for certain long-lived assets (see Note 4). Operating income for the 39-week period ended November 1, 1997 excluding pre-tax special charges of $18.2 million (see Note 3).

         Total revenues for Third Quarter Fiscal 1999 decreased to $690.6 million from $726.2 million in Third Quarter Fiscal 1998. Total revenues for the 39-week period ended October 31, 1998 decreased to $2.14 billion from $2.26 billion for the 39-week period ended November 1, 1997. The decrease in revenues for the Third Quarter and the 39- week period ended October 31, 1998 is primarily attributable to a decline in same store sales, a reduction in the number of stores the Company operated in such periods from the prior year (see
Note 3) and a decline in wholesale revenues. Same store sales for Third Quarter Fiscal 1999 and the 39-week period ended October 31, 1998 declined 3.7% and 4.1%, respectively. Wholesale supermarket revenues were $85.5 million in Third Quarter Fiscal 1999 compared to $87.9 million in Third Quarter Fiscal 1998. Wholesale supermarket revenues were $256.9 million for the 39-weeks ended October 31, 1998 compared to $271.6 million for the 39-weeks ended November 1, 1997.

         Gross profit in Third Quarter Fiscal 1999 was $142.1 million or 20.6% of revenues compared to $164.4 million or 22.6% of revenues in Third Quarter Fiscal 1998. In Third Quarter Fiscal 1999, gross profit, excluding pre-tax special charges of $5.3 million (see Note 3), were $147.3 million or 21.3% of revenues. Gross profit as a percentage of total revenues decreased to 21.6% for the 39-week period ended October 31, 1998 from 23.2% for the 39-week period ended November 1, 1997. For the 39-week period ended October 31, 1998 gross profits as a percent of revenues, excluding pre-tax special charges of $5.3 million (see Note 3), were 21.8%. The decrease in gross profit, excluding special charges, as a percentage of revenues, in Third Quarter Fiscal 1999 resulted primarily from an increase in inventory shrink expense and a reduction in allowance income. The decrease in gross profit, excluding special charges, as a percentage of revenues for the 39-week period ended October 31, 1998 resulted from investments in gross margins associated with the Company's marketing program (initiated in September 1997), an increase in inventory shrink expense and a reduction in allowance income.

         Selling and administrative expenses excluding special charges were $151.2 million or 21.9% of revenues in Third Quarter Fiscal 1999 compared to $148.2 million or 20.4% of revenues in Third Quarter Fiscal 1998. Selling and administrative expenses for the 39-week period ended October 31, 1998 were $453.2 million or 21.2% of revenues compared to $478.3 million or 21.2% of revenues for the 39-week period ended November 1, 1997. For the 39-week period ended November 1, 1997, selling and administrative expenses, excluding pre-tax special charges of $7.5 million (see Note 3), were $470.8 million or 20.8% of revenues.

         The increase in selling and administrative expenses excluding special charges as a percentage of revenues in Third Quarter Fiscal 1999 and the 39-week period ended October 31, 1998 was primarily due to increased promotional expenses associated with the Company's marketing program (Penn Traffic accounts for certain promotional expenses in the selling and administrative expenses line of the Consolidated Statement of Operations) and an increase in bad check expense. For the 39-week period ended October 31, 1998 these additional costs were partially offset by a decrease in costs associated with the implementation of the Company's cost reduction programs.

         During the Third Quarter Fiscal 1999 the Company recorded a special charge of $50.4 million (see Note 3) and a write-down of long-lived assets of $91.5 million (see Note 4).

         During the 39-week period ended November 1, 1997, the Company recorded special charges of $18.2 million in connection with the management reorganization and related corporate actions, and the retention of certain corporate executives(see Note 3).

         Depreciation and amortization expense was $19.4 million in Third Quarter Fiscal 1999 and $22.1 million in Third Quarter Fiscal 1998, representing 2.8% and 3.0% of total revenues, respectively. Depreciation and amortization expense was $59.3 million for the 39- week period ended October 31, 1998 and $67.6 million for the 39-week period ended November 1, 1997, representing 2.8% and 3.0% of total revenues, respectively.

         Operating loss for Third Quarter Fiscal 1999 was $145.8 million or 21.1% of total revenues compared to operating income of $16.2 million or 2.2% of total revenues in Third Quarter Fiscal 1998. In the Third Quarter Fiscal 1999, operating loss, excluding pre-tax special charges of $141.9 million, was $3.8 million or 0.6% of total revenues. Operating loss for the 39-week period ended October 31, 1998 was $128.8 million or 6.0% of total revenues compared to operating income of $35.0 million or 1.6% of total revenues for the 39-week period ended November 1, 1997. Operating income for the 39- week period ended October 31, 1998, excluding pre-tax special charges of $141.9 million, was $13.1 million or 0.6% of total revenues compared to operating income of $53.2 million, excluding pre-tax special charges of $18.2 million, or 2.4% of total revenues for the 39-week period ended November 1, 1997. Operating (loss) income excluding special charges declined as a percentage of revenues for Third Quarter Fiscal 1999 and the 39-week period ended October 31, 1998 due to a decrease in gross profit excluding special charges as a percentage of revenues and an increase in selling and administrative expenses excluding special charges as a percentage of revenues.

         Interest expense for Third Quarter Fiscal 1999 and Third Quarter Fiscal 1998 was $37.1 million and $37.5 million, respectively. Interest expense for the 39-week period ended October 31, 1998 and November 1, 1997 was $111.3 million and $112.2 million, respectively.

         Loss before income taxes was $182.9 million for Third Quarter Fiscal 1999 compared to a loss of $21.3 million for Third Quarter Fiscal 1998. The loss before income taxes, excluding the effect of pre-tax special charges of $141.9 million, was $41.0 million for Third Quarter Fiscal 1999. The loss before income taxes was $240.1 million for the 39-week period ended October 31, 1998 compared to a loss of $77.2 million for the 39-week period ended November 1, 1997. The loss before income taxes, excluding the effect of pre-tax special charges of $141.9 million, was $98.1 million for the 39-week period ended October 31, 1998 compared to a $59.0 million loss before income taxes, excluding the effect of pre-tax special charges of $18.2 million, for the 39-week period ended November 1, 1997. The reason for the increase in the loss before income taxes is the decrease in operating income for Third Quarter Fiscal 1999 and 39-week period ended October 31, 1998.

         The income tax provision for Third Quarter Fiscal 1999 was $0.0 million compared to a benefit of $7.8 million for Third Quarter Fiscal 1998. The income tax benefit for the 39-week period ended October 31, 1998 was $16.6 million compared to a benefit of $28.9 million for the 39-week period ended November 1, 1997. The effective tax rates for the Third Quarter and 39-week period ended October 31, 1998 vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes, primarily related to goodwill amortization resulting from acquisitions and the recording of a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. Management presently believes that a valuation allowance will be required for the deferred tax assets related to net operating losses and tax credit carryforwards arising in the future. As a result, management expects the Company will be unable to accrue a benefit for income taxes for the remainder of Fiscal 1999 and for indefinite future periods.

         Net loss for Third Quarter Fiscal 1999 was $182.9 million compared to a net loss of $13.5 million for Third Quarter Fiscal 1998. Net loss, excluding the impact of special charges, was $41.0 million for Third Quarter Fiscal 1998. The net loss for the 39-week period ended October 31, 1998 was $223.5 million compared to a net loss of $48.3 million for the 39-week period ended October 31, 1997. The net loss, excluding the impact of special charges, was $81.6 million for the 39-week period ended October 31, 1998 compared to a $37.5 million net loss, excluding the impact of special charges, for the 39-week period ended November 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Amounts of the Company's debt (excluding capital leases) maturing in the next five fiscal years are outlined on the following table:

                                                       AMOUNT MATURING
             FISCAL YEAR                               ($ in millions)
             -----------                               ---------------
                1999                                          0.7 *
                2000                                        135.3 **
                2001                                          0.4
                2002                                        107.6
                2003                                        125.3

         *    Amount due for the remainder of Fiscal 1999.

         ** Amount includes $125.7 million outstanding as of October 31, 1998, under the Company's revolving credit facility and $9.5 million outstanding under a secured term loan.

         The Company has a revolving credit facility (the "Revolving Credit Facility") which provides for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility matures in April 2000 and is secured by a pledge of the Company's inventory, accounts receivable and related assets. As of October 31, 1998, additional availability under the Revolving Credit Facility was $45.2 million.

         The Company and the lenders ("Bank Lenders") that are parties to the Revolving Credit Facility entered into an amendment dated as of August 31, 1998 to the Revolving Credit Facility (the "Amendment") that provides that the financial covenants contained in the Revolving Credit Facility would not be applicable to the Company for the period from August 1, 1998 until April 1, 1999. Without the Amendment, the Company would not have been in compliance with certain financial covenants set forth in the Revolving Credit Facility for the 13-week period ended August 1, 1998 and an Event of Default (as defined in the Revolving Credit Facility) would have occurred. The Company does not believe, based upon its current operating performance, that it will be in compliance with the financial covenants set forth in the Revolving Credit Facility after April 1, 1999. In addition, the Bank Lenders have agreed to (i) amend the Revolving Credit Facility so that the failure by the Company to make the interest payment on its 85/8% Senior Notes described below will not constitute the failure of a condition precedent to borrowing by the Company under the Revolving Credit Facility and (ii) waive the occurrence of an event of default under the Revolving Credit Facility until April 1, 1999 resulting from the failure by the Company to make such interest payment past the applicable grace period provided for in the indenture for the 85/8% Senior Notes.

         During Third Quarter Fiscal 1999, the Company's internally generated funds from operations, proceeds of asset sales and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs.

         Cash flows to meet the Company's requirements for operating, investing and financing activities in the 39-week period ended October 31, 1998 are reported in the Consolidated Statement of Cash Flows. For the 39-week period ended October 31, 1998, the Company experienced a negative cash flow from operating activities of $44.8 million.

         Working capital decreased by $114.8 million from January 31, 1998 to October 31, 1998, primarily due to the reclassification of the Revolving Credit Facility and a secured term loan which contains the same financial covenants as the Revolving Credit Facility to Current Maturities of Long-Term Debt as discussed in Note 9 - Long Term Debt and Current Maturities.

         The Company expects to spend approximately $15-20 million on capital expenditures (including capital leases) during Fiscal 1999. Capital expenditures are principally for new stores, remodeled store facilities and investments in technology. Except as disclosed below with respect to an interest payment in its 85/8% Senior Notes, the Company expects to utilize internally generated funds from operations, amounts available under the Revolving Credit Facility and proceeds of asset sales, if any, to satisfy its operating, capital expenditure and debt service needs for the remainder of Fiscal 1999.

         On June 4, 1998, the Company announced that it had engaged Goldman Sachs & Company to undertake a process for realizing value from certain of the Company's Bi-Lo stores and related wholesale/franchise operations located in Pennsylvania. To date, the Company has completed the sale of 3 stores and certain other real estate and is currently engaged in negotiations with potential buyers for certain other Bi-Lo stores.

         The Company has determined to continue with the process of selling 22 Bi-Lo stores which, together with the 3 stores previously sold, generated revenues of $49.5 million and $155.8 million for the 13-week and 39-week periods ended October 31, 1998, respectively. The net proceeds of the sale of these stores will be used by the Company to satisfy its short-term capital needs. In addition, the Company has decided to close 21 Bi-Lo stores (9 of which were closed in the third quarter). These 21 Bi-Lo stores generated revenues of $20.4 million and $74.6 million for the 13-week and 39-week periods ended October 31, 1998, respectively (these amounts reflect the fact that the 9 stores closed during the third quarter did not have revenues for the entire periods described).

         The Company intends to retain and operate its 32 remaining Bi-Lo stores and its existing wholesale/franchise operations in Pennsylvania. No assurance can be given that any of the transactions described above will be completed nor is it possible to predict the net proceeds to the Company of any such transaction or the timing of such a transaction.

         In order to address its long-term capital and debt service requirements, on December 10, 1998, the Company announced that it had begun working with an informal committee comprised of more than 40% of the principal amount of its outstanding senior notes and more than 50% of the principal amount of its outstanding subordinated notes for the purposes of negotiating a consensual restructuring of its outstanding securities, including the outstanding notes. As of October 31, 1998, the Company had approximately $1.13 billion of senior and subordinated notes outstanding. The Company also announced that it had engaged The Blackstone Group as its financial advisor in connection with its restructuring efforts.

         The Company intends that any such restructuring plan will convert a substantial portion of its senior and subordinated notes to equity. In addition, the Company has advised the informal committee of noteholders that any restructuring proposal made by the Company will provide for payment in full of all obligations to the Company's trade creditors that continue to support the Company with customary trade credit. The informal committee of noteholders has informed the Company that it will support the full repayment of the Company's trade creditors in connection with a restructuring proposal which is otherwise acceptable to such noteholders. In addition, Fleet Bank, the agent bank for the Company's $250 million Revolving Credit Facility, has advised the Company that it is supporting the Company's efforts to restructure its outstanding securities. The Company anticipates that any such consensual restructuring would be implemented through a prearranged, voluntary filing for relief under Chapter 11 of the U.S. Bankruptcy Code.

         In light of the proposed restructuring, the Company has elected to take advantage of the 15-day grace period provided for in the Indenture for its 85/8% Senior Note due December 15, 2003 (the "85/8% Indenture")for the payment of interest and not pay $8.6 million of interest on $200 million of 85/8% Senior Notes that would otherwise be due on December 15, 1998. The failure to make this payment constitutes a default under the 85/8% Indenture and following a lapse of the 15-day grace period, the Trustee, on its own or as directed by at least 25% of the noteholders, may cause the acceleration of $200 million of the Company's 85/8% Senior Notes. The acceleration of such indebtedness would result in the occurrence of an event of default under substantially all of the Company's other indebtedness. Further, the failure to make the aforementioned interest payment on the Company's 85/8% Senior Note due December 15, 2003 causes the failure by the Company to satisfy a condition precedent to borrowing by the Company under the Revolving Credit Facility and the continued failure to make the $8.6 million interest payment past the 15-day grace period provided for in the 85/8% Indenture would constitute an event of default under the Company's Revolving Credit Facility, enabling the Company's bank lenders to accelerate the entire principal amount of such loans. On December 15, 1998 the Company and the Bank Lenders entered into an amendment to the Revolving Credit Facility which (i) waived the failure by the Company to satisfy a condition precedent to borrowing resulting from the failure by the Company to make the interest payment on the 85/8% Senior Notes on December 15, 1998 and (ii) waived the occurrence of an event of default under the Revolving Credit Facility resulting from the failure, past the 15-day grace period, to pay interest on the 85/8% Senior Notes.

         If the Company does not accomplish the consensual restructuring plan on terms satisfactory to it or at all, Penn Traffic may seek or be required to file for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code without such a pre-arranged consensual plan and attempt to restructure its long-term debt and other obligations through such process. There can be no assurance that the Company will accomplish a consensual restructuring with its noteholders on acceptable terms or at all or that the recoveries received by holders of the Company's securities and other creditors in a non-prearranged bankruptcy filing will not be materially less than those that would be received in a consensual plan.

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

PART II. OTHER INFORMATION
--------------------------

         All items which are not applicable or to which the answer is negative have been omitted from this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit Number           Description
              --------------           -----------

                   10.5t Amendment Number 19 to the Revolving Credit Facility, dated as of December 14, 1998

                   10.21 Employment Agreement dated as of October 30, 1998 between the Company and Joseph V. Fisher

                   27.1                Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE PENN TRAFFIC COMPANY


December 14, 1998                         /s/ Joseph V. Fisher
                                          --------------------
                                          By:  Joseph V. Fisher
                                               President and Chief Executive
                                               Officer


December 14, 1998                         /s/ Robert J. Davis
                                          -------------------
                                          By:  Robert J. Davis
                                               Senior Vice President and
                                               Chief Financial Officer