Form 10-K
period 1999-01-30
PENN TRAFFIC CO
filed 1999-04-30
CIK 77155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 30, 1999
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to __________

Commission file number  1-9930

                            THE PENN TRAFFIC COMPANY
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                           25-0716800
                   --------                           ----------
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $1.25 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                                 YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was $2,266,245 as of April 23, 1999.

       Common Stock $1.25 par value Shares outstanding - 10,695,491 as of
                                 April 23, 1999
       ------------------------------------------------------------------

                                 FORM 10-K INDEX
                                 ---------------

                                                                       PAGE
--------------------------------------------------------------------------------
PART I
--------------------------------------------------------------------------------
Item  1.  Business                                                        3

Item  2.  Properties                                                     12

Item  3.  Legal Proceedings                                              12

Item  4.  Submission of Matters to a Vote of Security Holders            12

--------------------------------------------------------------------------------
PART II
--------------------------------------------------------------------------------

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                            13

Item  6.  Selected Financial Data                                        14

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            17

Item  8.  Financial Statements and Supplementary Data                    29

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                            58

--------------------------------------------------------------------------------
PART III
--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of Registrant                 59

Item 11.  Executive Compensation                                         62

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                 72

Item 13.  Certain Relationships and Related Transactions                 75

--------------------------------------------------------------------------------
PART IV
--------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                       76

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS (AS OF JANUARY 30, 1999 UNLESS OTHERWISE NOTED)

GENERAL

         Penn Traffic is one of the leading food retailers in the eastern United States. As of April 1, 1999, Penn Traffic operated 216 supermarkets in upstate New York, Pennsylvania, Ohio and northern West Virginia under the "Big Bear" and "Big Bear Plus" (74 stores), "Bi-Lo Foods" (43 stores), "P&C Foods" (63 stores) and "Quality Markets" (36 stores) trade names. Penn Traffic also operates wholesale food distribution businesses serving, as of April 1, 1999, 95 licensed franchisees and 81 independent operators.

         As of April 1, 1999, the majority of Penn Traffic's retail supermarket revenues were generated in smaller communities where Penn Traffic believes it virtually always holds the number one or number two market position. The balance of Penn Traffic's retail supermarket revenues are derived from Columbus, Ohio, Buffalo and Syracuse, New York.

         Penn Traffic's retail and wholesale operations stretch from Ohio to upstate New York. The Company operates in communities with diverse economies based primarily on manufacturing and distribution, natural resources, retailing, health care services, education and government services.

         On March 1, 1999 (the "Petition Date"), Penn Traffic and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware. Since the Petition Date, Penn Traffic and these subsidiaries have continued to operate their businesses as debtors-in-possession under the Bankruptcy Code. The Bankruptcy Cases were commenced in order to implement a financial restructuring of Penn Traffic and its subsidiaries that had been negotiated with holders of more than 50% of the principal amount of both its senior and senior subordinated notes. See "Debt Restructuring" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DEBT RESTRUCTURING

         As described above, on the Petition Date, Penn Traffic and certain of its subsidiaries commenced the Bankruptcy Cases in the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since such date, the Company and these subsidiaries have been operating their businesses as debtors-in-possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced in order to implement a financial restructuring of Penn Traffic which had been negotiated with an informal committee of some of the Company's largest noteholders (the "Informal Committee"). As of the Petition Date, the members of the Informal Committee or certain funds managed or advised by them, held in the aggregate more than 50% of the outstanding principal amount of both the Company's senior notes (the "Senior Notes") and senior subordinated notes (the "Subordinated Notes"). Prior to the Petition Date the three members of the Informal Committee signed lock-up agreements under which they have agreed to vote, when solicited, in favor of the Joint Plan of Reorganization (the "Plan") within certain specified time frames.

         Under the Plan, holders of Penn Traffic's $732.2 million Senior Notes and $400 million Subordinated Notes will exchange their notes in the following manner: (a) holders of Senior Notes will receive their pro rata share of $100 million of newly issued 11% Senior Notes due 2009 (the "New Senior Notes") and 19,000,000 shares of new common stock of reorganized Penn Traffic (the "New Common Stock"), and (b) holders of Subordinated Notes will receive their pro rata share of 1,000,000 shares of New Common Stock and currently exercisable 6-year warrants to purchase an additional 1,000,000 shares of New Common Stock at an initial exercise price of $18.30 per share (except that if the class of subordinated note claims under the Plan votes against the Plan, then only the individual noteholders that vote in favor of the Plan will be entitled to receive their pro rata share of the warrants; the remainder of warrants not distributed shall be canceled). In addition, under the Plan holders of Penn Traffic's existing common stock will be entitled to receive 1 share of New Common Stock for each 100 shares of existing stock which they held prior to the effective date of the Plan or approximately 107,000 shares in the aggregate (except that if the classes of subordinated note claims and existing common stock do not vote in favor of the Plan, then only those individual holders of existing common stock that voted in favor of the Plan will be entitled to receive their pro rata share of such distribution; the remainder of such distribution will be canceled). The Plan also provides for the reinstatement or payment in full of all other secured and unsecured claims against Penn Traffic and its subsidiaries upon the effective date of the Plan.

         In connection with the filing of the Bankruptcy Cases, shortly after the Petition Date, the Bankruptcy Court approved, on an interim basis, $240 million of a $300 million debtor-in-possession financing (the "DIP Facility") with Fleet Capital and a syndicate of lenders, the proceeds of which were used to repay in full the Company's pre-petition revolving credit facility and a mortgage financing on one of the Company's Syracuse distribution facilities. On April 5, 1999, the Bankruptcy Court entered a final order approving the DIP Facility. The DIP Facility expires on the earlier of (a) March 3, 2000 or (b) the effective date of the Plan, and grants to the lenders a first priority security interest in substantially all the assets of Penn Traffic and its subsidiaries. Availability under the DIP Facility is calculated by reference to a specified percentage of certain receivables, inventory, equipment and real property interests, less certain agreed-to reserves. As of April 16, 1999, Penn Traffic had borrowings of $102.0 million and letters of credit of $46.1 million outstanding under the DIP Facility, with $143.6 million available for borrowings under the DIP Facility. The Company intends to continue to use the DIP Facility during the pendency of the Bankruptcy Cases to finance its working capital and capital expenditure requirements, including payments to its trade creditors. In connection with consummation of the Plan, the Company intends to enter into a new credit facility (the "New Credit Facility"), the proceeds of which will be used to repay the DIP Facility in full on the effective date of the Plan and will provide the Company with funds for its expected working capital and capital expenditure needs following such date. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         To maintain strong relationships with its vendors, on March 2, 1999, the Company obtained an order from the Bankruptcy Court pursuant to which it has been authorized to pay in full all of its trade creditors that continue to provide it with goods on customary terms and credit, or otherwise acceptable to Penn Traffic. To date, all of Penn Traffic's trade creditors have been providing acceptable trade terms to it, and Penn Traffic has been paying them in the ordinary course of business.

         On April 5, 1999, the Bankruptcy Court approved Penn Traffic's Amended Disclosure Statement (the "Disclosure Statement") relating to the Plan. Penn Traffic has now mailed the Disclosure Statement to all of its creditors and shareholders entitled to vote on the Plan, and the Bankruptcy Court has scheduled a hearing on confirmation of the Plan for May 27, 1999. Assuming the Plan is accepted by the classes of creditors and shareholders entitled to vote on the Plan and the Bankruptcy Court approves the Plan, Penn Traffic expects the Plan to become effective approximately two weeks following the confirmation date. There is no assurance that the Bankruptcy Court will confirm the Plan on May 27, 1999 and that the Plan will become effective two weeks thereafter.

RETAIL FOOD DISTRIBUTION BUSINESS

         Penn Traffic is one of the leading supermarket retailers in its primary operating areas which include New York, Ohio and western Pennsylvania. Penn Traffic's store sizes and formats vary widely, depending upon the demographic and competitive conditions in each location. For example, "conventional" store formats are generally more appropriate in areas of low population density, while larger areas are better served by full-service supermarkets of up to 75,000 square feet, which contain numerous specialty service departments such as bakeries, delicatessens, floral departments and fresh seafood departments. Penn Traffic's "Plus" format stores range in size from 75,000 to 140,000 square feet. These full service supermarkets carry an expanded variety of nonfood merchandise. Penn Traffic has recently commenced a process to refine the scope of this nonfood merchandise to a smaller number of key growth categories with a greater depth of variety in each category.

         Penn Traffic's supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh produce, delicatessen, bakery and frozen food products. The stores also offer nonfood products and services such as health and beauty care products, housewares, general merchandise, pharmacies, floral items and banking services. In general, Penn Traffic's larger stores carry broader selections of merchandise and feature a larger variety of service departments. Most of the Company's supermarkets are located in shopping centers. The Company believes that its existing store base is generally modern and provides an attractive shopping experience for Penn Traffic customers.

         To strengthen Penn Traffic financially, since the middle of last year the Company has undertaken a store rationalization program (the "Store Rationalization Program") to divest itself of certain marketing areas, principally in northeastern Pennsylvania where performance and market position were the weakest relative to Penn Traffic's other retail stores, and to close other underperforming stores. In connection with the implementation of this Store Rationalization Program, Penn Traffic has sold or plans to sell 18 stores in Ohio and eastern Pennsylvania (17 of which have been sold). These divestitures generated net cash proceeds of approximately $40 million (after the payment of transaction costs and other costs of sale such as inventory mark-downs and employee-related costs). In addition, Penn Traffic has closed or plans to close an additional 38 generally unprofitable stores. The Company estimates that the 56 stores that have been or are expected to be closed or divested as part of the Company's Store Rationalization Program generated revenues of approximately $327.4 million and experienced a loss in earnings before interest, taxes, depreciation and amortization, LIFO provision and unusual and extraordinary items ("EBITDA") of approximately $8 million in aggregate during the fiscal year ended January 30, 1999 (these amounts reflect the fact that 30 of the 56 stores that have been or are expected to be sold or closed did not operate for the entire 52-week period). Although the Store Rationalization Program was commenced prior to the Petition Date, Penn Traffic intends to utilize the benefits of the Bankruptcy Code to reduce its lease rejection costs in connection with closed stores. The Store Rationalization Program has allowed management to focus the Company's marketing and distribution resources on a less geographically diverse store base located in upstate New York, Ohio, western Pennsylvania and northern West Virginia.

Selected statistics on Penn Traffic's retail food stores are presented below.

                                      Fiscal Year Ended
--------------------------------------------------------------------------------
                 January 30, January 31, February 1, February 3, January 28,
                    1999        1998        1997        1996        1995
                    (3)                             (53 weeks)(1)
--------------------------------------------------------------------------------
Average annual
  revenues per
  store          $ 9,594,000 $ 9,811,000 $10,598,000 $10,900,000 $11,648,000

Total store area
  in square feet   9,796,604  10,787,686  10,737,891  10,424,538   9,927,633

Total store
  selling area in
  square feet      7,086,099   7,812,114   7,780,811   7,527,665   7,140,390

Average total
  square feet per
  store               42,046      40,862      40,520      39,338      37,182

Average square
  feet of selling
  area per store      30,412      29,591      29,362      28,406      26,743

Annual revenues per
  square foot of
  selling area          $321        $333        $368        $397        $423

Number of stores:
  Remodels/expansions
  (over $100,000)          5           3           7          15           9
  New stores opened        1           1           5          11          12
  Stores acquired          0           1           2           2          31(2)
  Stores closed/sold      32           3           7          15           8

Size of stores (total store area):
Up to 19,999
  square feet             29          36          37          37          39
20,000 - 29,999
  square feet             42          50          52          56          67
30,000 - 44,999
  square feet             81          92          93          95          96
45,000 - 60,000
  square feet             50          55          55          53          48
Greater than
  60,000 square
  feet                    31          31          28          24          17

Total stores open
  at fiscal year-end     233         264         265         265         267


(1) Average annual revenues per store and annual revenues per square foot of selling area are calculated on a 52-week basis.

(2) Includes the addition of 30 of the 45 former Acme stores acquired by the Company in January 1995 which the Company initially expected to operate.

(3) Includes revenues and square footage amounts from stores to be disposed of as part of the Company's Store Rationalization Program.

WHOLESALE FOOD DISTRIBUTION BUSINESS

         As of April 1, 1999, Penn Traffic licensed, royalty-free, the use of its "Riverside," "Bi-Lo Foods" and "Big M" names to 95 independently-owned supermarkets that are required to maintain certain quality and other standards. The majority of these independent stores use Penn Traffic as their primary wholesaler and also receive advertising, accounting, merchandising, consulting and retail counseling services from Penn Traffic. In addition, as of April 1, 1999, Penn Traffic received rent from 47 of the licensed independent operators which lease or sublease their supermarkets from Penn Traffic. As of April 1, 1999, the Company also acted as a food distributor to 81 other independent supermarkets. Penn Traffic believes that it is able to leverage its existing food supply and distribution systems by supplying these retail stores owned and operated by third parties that are geographically proximate to its own existing store base.

FOOD PROCESSING OPERATIONS

         Penn Traffic owns and operates Penny Curtiss, a bakery processing plant in Syracuse, New York. Penny Curtiss manufactures and distributes fresh and frozen bakery products for distribution to Penn Traffic's stores as well as to unrelated third parties.


PURCHASING AND DISTRIBUTION

         Penn Traffic is a large volume purchaser of products. Penn Traffic's purchases are generally of sufficient volume to qualify for minimum price brackets for most items. Penn Traffic purchases brand name grocery merchandise directly from national manufacturers. The Company also purchases private label products and certain other grocery items from TOPCO Associates, Inc., a national products purchasing cooperative comprising approximately 30 regional supermarket chains. For Fiscal 1999, purchases from TOPCO Associates accounted for approximately 21% of product purchases. In the later part of calendar year 1998 and the early portion of calendar year 1999 (prior to the Company's March 1, 1999 Chapter 11 filing), certain of Penn Traffic's suppliers reduced credit limits to Penn Traffic which had reduced Penn Traffic's ability to supply its stores with a full variety of products or earn promotional discounts on certain products.

         Penn Traffic's principal Pennsylvania distribution facility is a company-owned 390,000 square foot distribution center in DuBois, Pennsylvania. Penn Traffic also operates a 196,000 square foot distribution center for perishable products in DuBois, and Penn Traffic leases a 70,000 square foot warehouse in DuBois, for grocery products, certain store supplies and aerosol products.

         The principal New York distribution facilities are a company-owned 498,000 square foot distribution center in Syracuse, New York and a company-owned 267,000 square foot distribution center in Jamestown, New York. The Company also owns a 217,000 square foot distribution center for perishable products in Syracuse.

         The Company's primary Ohio distribution center is a leased 484,000 square foot dry grocery facility in Columbus, Ohio. Penn Traffic also owns a 208,000 square foot distribution facility for perishable goods in Columbus and leases two additional warehouses totaling 430,000 square feet, in Columbus for distribution of general merchandise and health and beauty care items to all Penn Traffic stores.

         Approximately three-quarters of the merchandise offered in Penn Traffic's retail stores is distributed from its warehouses by its fleet of tractors, refrigerated trailers and dry trailers. Merchandise not delivered from Penn Traffic's warehouses is delivered directly to the stores by manufacturers, distributors, vendor drivers and sales representatives for such products as beverages, snack foods and bakery items.

COMPETITION

         The food retailing business is highly competitive and may be affected by general economic conditions. The number of competitors and the degree of competition experienced by Penn Traffic's supermarkets vary by location. Penn Traffic competes with several multi-regional, regional and local supermarket chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse clubs, discount drug store chains, discount general merchandise chains, "supercenters" (combination supermarket and general merchandise stores) and other retailers. Many of these competitors are better capitalized than Penn Traffic, have vastly greater resources than Penn Traffic and do not have employees that are affiliated with unions.

EMPLOYEES

         Labor costs and their impact on product prices are important competitive factors in the supermarket industry. At April 1, 1999, Penn Traffic had approximately 15,900 hourly employees and 1,400 salaried employees.

         As of April 1, 1999, approximately 53% of Penn Traffic's hourly employees belonged to the United Food and Commercial Workers Union. An additional 7% of Penn Traffic's hourly employees (principally employed in the distribution function and in the Company's bakery plant) belonged to four other unions.

GOVERNMENT REGULATION

         Penn Traffic's food and drug business requires it to hold various licenses and to register certain of its facilities with state and federal health, drug and alcoholic beverage regulatory agencies. By virtue of these licenses and registration requirements, Penn Traffic is obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of licenses or registrations. In addition, most of Penn Traffic's licenses require periodic renewals. Penn Traffic has experienced no material difficulties with respect to obtaining, effecting, retaining or renewing its licenses and registrations.

SEASONALITY, CUSTOMERS AND SUPPLIERS

         The supermarket business of Penn Traffic is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of Penn Traffic's consolidated revenues. Groceries, general merchandise and raw materials are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of Penn Traffic's cost of sales except TOPCO Associates, Inc. which accounted for approximately 21%, 16% and 17% of product purchases in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

HISTORY

         Penn Traffic is the successor to a retail business which dates back to 1854. Penn Traffic, then a publicly-held corporation, was acquired in March 1987 by Riverside Acquisition Company, Limited Partnership ("RAC"), a Delaware limited partnership and an affiliate of Miller Tabak Hirsch + Company ("MTH"). At the time of the acquisition, Penn Traffic was the largest retail and wholesale food distribution company in its principal operating area, comprising 19 counties in central and northwestern Pennsylvania and southwestern New York. In 1988, Penn Traffic again became a publicly-held corporation.

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

         In January 1993, Penn Traffic acquired a number of supermarkets located in western New York and northwestern Pennsylvania from Peter J. Schmitt Co., Inc., certain of which are being operated by the Company under the "Quality Markets" trade name.

         In September 1993, Penn Traffic acquired certain supermarkets from Insalaco Supermarkets, Inc. in northeastern Pennsylvania. In addition, in January 1995, Penn Traffic acquired certain supermarkets owned by American Stores Company which had operated under the "Acme" trade name. As described in Retail Food Distribution Business section, Penn Traffic has now divested itself or closed most of these stores. The remaining stores operate under the "Bi-Lo Foods" and "P&C Foods" trade names.

         In January 1998, Penn Traffic sold Sani-Dairy, its dairy manufacturing operation. Concurrent with the completion of the transaction, the Company entered into a 10-year supply agreement with the acquirer for the purchase of products that were supplied by Sani-Diary and two other dairies.

         In March 1999, on the Petition Date, Penn Traffic filed the Bankruptcy Cases. See "Debt Restructuring".

RELATIONSHIP WITH GRAND UNION

         In 1989, Penn Traffic acquired an indirect ownership interest in the common stock of the parent company of The Grand Union Company ("Grand Union"), which is engaged in the food retailing business. Penn Traffic's equity interest in Grand Union's parent company became worthless as the result of Grand Union's filing of a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in January 1995.

         In July 1990, P&C (then a subsidiary of Penn Traffic and now a division of Penn Traffic) and Grand Union entered into an operating agreement (the "New England Operating Agreement") whereby Grand Union acquired the right to operate 13 P&C stores located in New England under the Grand Union name until July 2000. Pursuant to the New England Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor to P&C, which was merged into the Company in April
1993) a minimum annual fee averaging $10.7 million per year during the 10-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to a specified amount per year (currently $1.2 million) based on sales performance of the stores operated by Grand Union. In July 1992, Penn Traffic received a $15 million prepayment of an operating fee from Grand Union pursuant to the terms of the New England Operating Agreement. This prepayment reduced the future payments that Grand Union makes to Penn Traffic pursuant to the terms of the New England Operating Agreement by approximately $3.2 million per year. The Total Revenues line of the Consolidated Statement of Operations includes pre-tax operating fees of $12.1 million for the fiscal year ended January 30, 1999, $11.2 million for fiscal year ended January 31, 1998, and $11.2 million for the fiscal year ended February 1, 1997.

         At the expiration of the 10-year term of the New England Operating Agreement, Grand Union has the right to extend the term of the New England Operating Agreement for an additional five years at defined operating fees. Penn Traffic also granted Grand Union an option (the "Purchase Option") to purchase the stores operated by Grand Union under the New England Operating Agreement. Grand Union paid Penn Traffic $7.5 million for the Purchase Option, which provides that from July 30, 1998 until the expiration of the term (or the extended term) of the New England Operating Agreement, Grand Union may purchase the stores operated under the New England Operating Agreement from Penn Traffic for a purchase price equal to the greater of $55 million or the amount produced under a formula based upon the stores' cash flow, provided that the purchase price shall not exceed $95 million. Grand Union has not exercised the Purchase Option.

         If Grand Union does not extend the initial term of the New England Operating Agreement at its expiration in July 2000, or does not exercise the Purchase Option prior to the expiration of the term (or the extended term), or in the event of a default by Grand Union in the performance of its obligations pursuant to the New England Operating Agreement, the stores operated by Grand Union pursuant to the New England Operating Agreement (currently 9 stores) will be returned to Penn Traffic.

ITEM 2.  PROPERTIES

         Penn Traffic follows the general industry practice of leasing the majority of its retail supermarket locations. As of April 1, 1999, Penn Traffic owned 38 and leased 178 of the supermarkets that it operates. The owned supermarkets range in size from 4,300 to 123,000 square feet. The leased supermarkets range in size from 8,100 to 140,000 square feet and are held under leases expiring from 1999 to 2018, excluding option periods. As of April 1, 1999, Penn Traffic owned or leased 47 supermarkets which were leased or subleased to independent operators.

         As of April 1, 1999, Penn Traffic also owned six shopping centers, five of which contained one of the company-owned or licensed supermarkets. As of April 1, 1999, Penn Traffic also operated distribution centers in DuBois, Pennsylvania; Syracuse and Jamestown, New York; and Columbus, Ohio; and a bakery plant in Syracuse, New York. Penn Traffic also owns a fleet of trucks and trailers, fixtures and equipment utilized in its business and certain miscellaneous real estate.

ITEM 3.  LEGAL PROCEEDINGS

         As a result of the filing of the Bankruptcy Cases, all pending litigations against the Company became subject to the automatic stay imposed by the Bankruptcy Code. The Plan provides for the payment of all litigation claims as and when such claims are resolved. The Company and its subsidiaries are involved in several lawsuits, claims and inquiries, most of which are routine to the nature of the business. Estimates of future liability are based on an evaluation of currently available facts regarding each matter. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated.

         Based on management's evaluation, the resolution of these matters is not expected to materially affect the financial position, results of operations or liquidity of the Company.

         Also see Item 1 -- "Debt Restructuring" for a description of the filing of the Plan in March 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 30, 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Penn Traffic's common stock is listed on the OTC-Bulletin Board (PNFT) and was held by approximately 846 stockholders of record on January 30, 1999.

Common stock information is provided on Page 84 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY

         Set forth below is selected historical consolidated financial data of Penn Traffic for the five fiscal years ended January 30, 1999. Due to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the fiscal year ended February 3, 1996 ("Fiscal 1996"), comparisons of the consolidated financial results among years are not necessarily meaningful.

         The selected historical consolidated financial data for the five fiscal years ended January 30, 1999, are derived from the consolidated financial statements of Penn Traffic which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected historical consolidated financial data should be read in conjunction with the Penn Traffic consolidated financial statements and related notes included elsewhere herein.

                             STATEMENT OF OPERATIONS


                                            As of and for the Fiscal Year Ended
(In thousands of dollars,     January 30,  January 31,   February 1,  February 3,  January 28,
except per share data)           1999         1998          1997         1996         1995
                                                                      (53 Weeks)
-------------------------     ----------   ----------    ----------   ----------   ----------
  Total revenues              $2,828,109   $3,010,065    $3,296,462   $3,536,642   $3,333,225
  Cost of sales (1)            2,213,801    2,317,847     2,531,381    2,724,639    2,570,708
  Selling and administrative
    expenses (2)                 602,382      625,731       684,558      670,387      606,782
  Restructuring charges (2)                    10,704
  Gain on sale of
    Sani-Dairy (3)                            (24,218)
  Unusual items (1) (4)           61,355                                  65,237
  Write-down of long-lived
    assets (5)                   143,842       26,982                     46,847
                              ----------   ----------    ----------   ----------   ----------
  Operating (loss) income       (193,271)      53,019        80,523       29,532      155,735
  Interest expense               147,737      149,981       144,854      136,359      117,859
                              ----------   ----------    ----------   ----------   ----------
  (Loss) income before income
    taxes, extraordinary item
    and cumulative effect of
    change in accounting
    principle                   (341,008)     (96,962)      (64,331)    (106,827)      37,876
  (Benefit) provision for
    income taxes (6)             (23,914)     (35,836)      (22,901)     (27,202)      15,851
                              ----------   ----------    ----------   ----------   ----------
  (Loss) income before extra-
    ordinary item and
    cumulative effect of
    change in accounting
    principle                   (317,094)     (61,126)      (41,430)     (79,625)      22,025
  Extraordinary item (net of
    tax benefit)(7)                                                                    (3,025)
                              ----------   ----------    ----------   ----------   ----------
  (Loss) income
    before cumulative effect
    of change in accounting
    principle                   (317,094)     (61,126)      (41,430)     (79,625)      19,000
  Cumulative effect of
    change in accounting
    principle (net of tax
    benefit) (8)                                                                       (5,790)
                              ----------   ----------    ----------   ----------   ----------
  Net (loss) income
    applicable to
    common stock              $ (317,094)  $  (61,126)   $  (41,430)  $  (79,625)  $   13,210
                              ==========   ==========    ==========   ==========   ==========



                                            As of and for the Fiscal Year Ended
(In thousands of dollars,     January 30,  January 31,  February 1,   February 3,  January 28,
except per share data)           1999         1998         1997          1996         1995
                                                                      (53 Weeks)
                              ==========   ==========   ==========    ==========   ==========
PER SHARE DATA (BASIC):
  (Loss) income before extra-
   ordinary item and cumulative
   effect of change in
   accounting principle
   (after preferred
   dividends)                 $   (30.00)  $    (5.78)  $    (3.92)   $    (7.52)  $     2.02
  Extraordinary item                                                                    (0.28)
  Cumulative effect of change
   in accounting principle                                                              (0.53)
                              ----------   ----------   ----------    ----------   ----------
  Net (loss) income           $   (30.00)  $    (5.78)  $    (3.92)   $    (7.52)  $     1.21
                              ==========   ==========   ==========    ==========   ==========

PER SHARE DATA (DILUTED):
  (Loss) income before extra-
   ordinary item and cumulative
   effect of change in
   accounting principle
   (after preferred
   dividends)                 $   (30.00)  $    (5.78)  $    (3.92)   $    (7.52)  $     1.92
  Extraordinary item                                                                    (0.26)
  Cumulative effect of change
   in accounting principle                                                              (0.51)
                              ----------   ----------   ----------    ----------   ----------
  Net (loss) income           $   (30.00)  $    (5.78)  $    (3.92)   $    (7.52)  $     1.15
                              ==========   ==========   ==========    ==========   ==========

No dividends on common stock have been paid during the past five fiscal years.

BALANCE SHEET DATA:

  Total assets                $1,228,061   $1,563,586    $1,704,119   $1,760,146   $1,793,966
  Total funded
   indebtedness                1,377,358    1,373,607     1,398,991    1,341,657    1,277,276
  Stockholders' equity
   (deficit)                    (469,706)    (159,809)      (96,755)     (53,271)      32,927

OTHER DATA:

  Depreciation and
   amortization                   77,179       88,966        92,705       92,479       87,811
  LIFO provision (benefit)         2,376        2,343         2,375         (672)       2,792
  Capital expenditures,
   including capital
    leases and acquisitions       14,368       22,272        69,785      136,139      202,357
  Cash interest expense          143,411      145,177       140,289      132,062      113,664

Footnotes:

  (1) During Fiscal 1999, the Company recorded special charges of $69.3 million primarily related to: (a) the decision to close 38 of its stores as part of the Company's Store Rationalization Program ($75.4 million), (b) severance and other miscellaneous employee expenses related to the Company's Store Rationalization Program ($5.5 million),
         (c) a gain related to the sale of 13 stores and certain other real estate pursuant to its Store Rationalization Program ($12.7 million) and (d) professional fees and other miscellaneous costs associated with the Company's proposed debt restructuring ($1.1 million). All of these items are included in the unusual items account except for $8.0 million of inventory markdowns, which are included in cost of sales.

  (2) For the 52-week period ended January 31, 1998 ("Fiscal 1998"), the Company recorded pre-tax special charges totaling $18.2 million ($10.7 million, net of tax). These special charges consisted of (a) $12.6 million associated with a management reorganization and related corporate actions ($10.7 million of this charge is included in a restructuring charge and $1.9 million is included in selling and administrative expenses), and (b) $5.6 million associated with the retention of hired corporate executives, which is included in selling and administrative expenses.

  (3) During Fiscal 1998, the Company recorded a gain totaling $24.2 million ($14.3 million, net of tax) related to the sale of Sani-Dairy, the Company's dairy manufacturing operation, for cash consideration of approximately $37 million.

  (4) During Fiscal 1996, the Company recorded an unusual item of $65.2 million, which was related primarily to the closure of its stand-alone general merchandise business (Harts), a write-down of assets that the Company would no longer utilize in its business and the Company's expense reduction program.

  (5) The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. During Fiscal 1999, the Company recorded a noncash charge of $52.3 million primarily related to the write-down of a portion of the recorded asset values of 14 of the Company's stores (including allocable goodwill) to estimated realizable values. During Fiscal 1999, the Company announced its plans for realizing value from certain of its Pennsylvania Bi-Lo stores and related wholesale operations. During Fiscal 1999, the Company recorded a noncash charge of $91.5 million to write down the carrying amounts of 22 stores held for sale (including allocable goodwill) at October 31, 1998 to estimated realizable values. Since October 31, 1998, the Company has revised its Store Rationalization Program and decided to continue to operate six of these stores and close two of them. For Fiscal 1998, the Company recorded a noncash charge of $27.0 million primarily related to the write-down of a portion of the recorded asset values of 12 of the Company's stores (including allocable goodwill), as well as miscellaneous real estate, to estimated realizable values. During Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and recorded a noncash charge of $46.8 million primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's stores.

  (6) During Fiscal 1999, the Company stopped recording a tax benefit since it is more likely than not that the additional deferred tax asset will not be realized. The tax benefit for Fiscal 1999 excludes an additional tax benefit of $104.3 million.

  (7) The extraordinary item (net of income tax benefit) resulted from the early retirement of debt.

  (8) Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The cumulative effect of the change in accounting principle determined as of January 30, 1994, reduced net income by $5.8 million (net of a $4.1 million income tax benefit) for Fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements included in this Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; the ability of the Company to consummate the Plan on the terms specified in such Plan and the timing of such consummation; the approval of the Plan by the Bankruptcy Court; availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in the Company's business strategy; availability, location and terms of sites for store development; availability and terms of necessary or desirable financing or refinancing; unexpected costs of year 2000 compliance or failure by the Company or other entities with which it does business to achieve compliance; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

RESULTS OF OPERATIONS

         Fiscal Year Ended January 30, 1999 ("Fiscal 1999") Compared to Fiscal Year Ended January 31, 1998 ("Fiscal 1998")

         The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1999 and Fiscal 1998:

                                         PERCENTAGE OF TOTAL REVENUES
                                                 FISCAL YEAR
                                         ----------------------------
                                               1999       1998
                                               ----       ----

Total revenues                                100.0%     100.0%

Gross profit (1)                               21.7       23.0
Gross profit excluding
  special charges (1) (2)                      22.0       23.0

Selling and administrative
  expenses                                     21.3       20.8
Selling and administrative
  expenses excluding
  special charges (3)                          21.3       20.5

Restructuring charges                                      0.3

Unusual items                                   2.2       (0.8)

Write-down of long-lived
  assets                                        5.1        0.9

Operating (loss) income                        (6.8)       1.8
Operating income excluding
  unusual charges (4)                           0.7        2.5

Interest expense                                5.2        5.0

(Loss) before income taxes                    (12.1)      (3.2)
(Loss) before income taxes
  excluding unusual charges (4)                (4.5)      (2.5)


(1)       Total revenues less cost of sales.

(2) Gross profit excluding special charges for Fiscal 1999 of $8.0 million for inventory markdowns associated with the Company's Store Rationalization Program (see Note 9).

(3) Selling and administrative expenses excluding special charges for Fiscal 1998 of (a) $5.6 million associated with the retention of certain corporate executives and (b) $1.9 million of other costs associated with a management reorganization and related corporate actions (see Note 7).

(4) Operating income and Loss before income taxes for Fiscal 1999 excluding (a) special charges of $68.2 million associated with the Company's Store Rationalization Program, (b) special charges of $1.1 million associated with the Company's proposed debt restructuring and
          (c) $143.8 million associated with the write-down of long-lived assets (see Notes 9 and 10). Operating income and Loss before income taxes for Fiscal 1998 excluding (a) pre-tax special charges of $18.2 million, (b) the gain on the sale of Sani-Dairy of $24.2 million and
          (c) the write-down of certain impaired long-lived assets of $27.0 million (see Notes 7, 8 and 10).

         Total revenues for Fiscal 1999 decreased 6.0% to $2.83 billion from $3.01 billion in Fiscal 1998. Same store sales for Fiscal 1999 decreased by 4.0% from Fiscal 1998. Wholesale supermarket revenues decreased in Fiscal 1999 to $328.7 million from $357.5 million in Fiscal 1998.

         Gross profit in Fiscal 1999 was $614.3 million or 21.7% of revenues compared to $692.2 million or 23.0% of revenues in Fiscal 1998. In Fiscal 1999, gross profit, excluding pre-tax special charges of $8.0 million (see Note 9), was $622.3 million or 22.0% of revenues. The decrease in gross profit, excluding special charges, as a percentage of revenues for Fiscal 1999 resulted from investments in gross margins associated with the Company's prior marketing program (initiated in the later part of Fiscal 1998), an increase in inventory shrink expense and a reduction in allowance income.

         Selling and administrative expenses for Fiscal 1999 were $602.4 million or 21.3% of revenues compared to $625.7 million or 20.8% of revenues for Fiscal 1998. For Fiscal 1998, selling and administrative expenses, excluding pre-tax special charges of $7.5 million (see Note 7), were $618.2 million or 20.5% of revenues. The increase in selling and administrative expenses excluding special charges, as a percentage of revenues in Fiscal 1999 was primarily due to increased promotional expenses (Penn Traffic accounts for certain promotional expenses in the selling and administrative expenses line of the Consolidated Statement of Operations) and an increase in bad debt expense. These additional expenses were partially offset by a decrease in costs associated with the implementation of the Company's cost reduction programs.

         During Fiscal 1999, the Company recorded special charges of $68.2 million associated with the Company's Store Rationalization Program and $1.1 million associated with the Company's proposed debt restructuring. $61.3 million of these charges are included in unusual items and $8.0 million is included in cost of sales as inventory markdowns (see Note 9). During Fiscal 1998, the Company recorded special charges of $18.2 million ($10.7 million, net of tax) in connection with the management reorganization and related corporate actions and the retention of certain corporate executives. Of this charge, $7.5 million is included in selling and administrative expenses and $10.7 million is included in restructuring charges (see Note 7).

         During Fiscal 1998, the Company recorded a gain totaling $24.2 million ($14.3 million, net of tax) related to the sale of Sani-Dairy for cash consideration of approximately $37 million (Note 8).

         In accordance with SFAS 121, the Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. During the fourth quarter of Fiscal 1999, the Company recorded a noncash charge of $52.3 million primarily related to the write-down of a portion of the recorded asset values of 14 of the Company's stores (including allocable goodwill) to estimated realizable values. During the fourth quarter of Fiscal 1998, the Company recorded a noncash charge of $27.0 million primarily related to the write-down of a portion of the recorded asset values of 12 of the Company's stores (including allocable goodwill) to estimated realizable values.

         During Fiscal 1999, the Company announced its plans for realizing value from certain of its Pennsylvania Bi-Lo stores and related wholesale operations. In accordance with SFAS 121, during Fiscal 1999, the Company recorded a noncash charge of $91.5 million to write down the carrying amounts of 22 stores held for sale (including allocable goodwill) at October 31, 1998 to estimated realizable values. Since October 31, 1998, the Company has revised its Store Rationalization Program and has decided to continue to operate six of these stores and close two of them.

         Depreciation and amortization expense was $77.2 million in Fiscal 1999 and $89.0 million in Fiscal 1998, representing 2.7% and 3.0% of total revenues, respectively. The decrease in depreciation and amortization expense is due to
(a) a reduction in the Company's capital expenditure program, (b) the Company's Store Rationalization Program which involves the sale or closure of several stores and (c) the write-down of long-lived assets in Fiscal 1998 and Fiscal 1999.

         Operating loss for Fiscal 1999 was $193.3 million or 6.8% of total revenues compared to operating income of $53.0 or 1.8% of total revenues for Fiscal 1998. Operating income for Fiscal 1999 was $19.9 million or 0.7% of revenues excluding unusual charges (special charges of $68.2 million associated with the Company's Store Rationalization Program, special charges of $1.1 million associated with the Company's proposed debt restructuring and a write-down of certain impaired long-lived assets of $143.8 million) compared to operating income for Fiscal 1998 of $74.0 million or 2.5% of revenues excluding unusual charges (pre-tax special charges of $18.2 million, the gain on the sale of Sani-Dairy of $24.2 million and the write-down of certain impaired long-lived assets of $27.0 million). Operating income excluding unusual charges declined as a percentage of revenues due to a decrease in gross profit as a percentage of revenues and an increase in selling and administrative expenses as a percentage of revenues.

         Interest expense for Fiscal 1999 and Fiscal 1998 was $147.7 million and $150.0 million, respectively.

         Loss before income taxes was $341.0 million for Fiscal 1999 compared to a loss of $97.0 million for Fiscal 1998. The loss before income taxes, excluding unusual charges ($68.2 million associated with the Company's Store Rationalization Program, special charges of $1.1 million associated with the Company's proposed debt restructuring and a write-down of certain impaired long-lived assets of $143.8 million) was $127.8 million for Fiscal 1999 compared to a loss before income taxes, excluding unusual charges (pre-tax special charges of $18.2 million, the gain on the sale of Sani- Dairy of $24.2 million and the write-down of certain impaired long-lived assets of $27.0 million) of $76.0 million for Fiscal 1998. The reason for the increase in the loss before income taxes (excluding unusual charges) was the reduction in operating income (excluding unusual charges) for Fiscal 1999.

         The income tax benefit for Fiscal 1999 was $23.9 million compared to a benefit of $35.8 million in Fiscal 1998. The effective tax rates vary from the statutory rates due to (a) differences between income for financial reporting and tax reporting purposes that result primarily from the amortization of nondeductible goodwill and (b) the recording of a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

         Net loss for Fiscal 1999 was $317.1 million compared to a net loss of $61.1 million for Fiscal 1998. The net loss, excluding the impact of unusual charges, was $103.9 million for Fiscal 1999 compared to a $48.8 million net loss, excluding the impact of unusual charges for Fiscal 1998.

         Fiscal Year Ended January 31, 1998 ("Fiscal 1998") Compared to Fiscal Year Ended February 1, 1997 ("Fiscal 1997")

         The following table sets forth Statement of Operations components expressed as percentages of total revenues for Fiscal 1998 and Fiscal 1997:

                                        PERCENTAGE OF TOTAL REVENUES
                                                 FISCAL YEAR
                                        ----------------------------
                                               1998       1997
                                               ----       ----

Total revenues                                100.0%     100.0%

Gross profit (1)                               23.0       23.2

Selling and administrative
  expenses excluding
  special charges (2)                          20.5       20.8
Selling and administrative
  expenses                                     20.8       20.8

Restructuring charges                           0.3

Gain on sale of Sani-Dairy                     (0.8)

Write-down of long-lived assets                 0.9

Operating (loss)income
  excluding special charges (3)                 2.5        2.4
Operating (loss) income                         1.8        2.4

Interest expense                                5.0        4.4

(Loss) before income taxes                     (3.2)      (2.0)


(1)      Total revenues less cost of sales.

(2) Selling and administrative expenses, excluding pre-tax special charges for Fiscal 1998 of (a) $5.6 million associated with the retention of certain corporate executives and (b) $1.9 million of other costs associated with a management reorganization and related corporate actions (see Note 7).

(3) Operating income excluding (a) special charges of $18.2 million, (b) the gain on the sale of Sani-Dairy of $24.2 million and (c) the write-down of certain impaired long-lived assets of $27.0 million (see Notes 7, 8 and 10).

         Total revenues for Fiscal 1998 decreased 8.7% to $3.01 billion from $3.30 billion in Fiscal 1997. Same store sales for Fiscal 1998 decreased by 8.2% from Fiscal 1997. Wholesale supermarket revenues decreased in Fiscal 1998 to $357.5 million from $401.9 million in Fiscal 1997.

         In Fiscal 1998, gross profit as a percentage of total revenues was 23.0% compared to 23.2% in Fiscal 1997. The decrease in gross profit as a percentage of total revenues was due to (a) investments in gross margin related to the Company's new marketing program, and (b) an increase in certain buying and occupancy costs as a percentage of revenues during a period of low price inflation and a decline in same store sales. Gross profit for Fiscal 1997 was negatively impacted by approximately $2 million due to a work stoppage at the Company's former Sani-Dairy division ("Dairy").

         Selling and administrative expenses for Fiscal 1998 were $625.7 million or 20.8% of revenues compared to $684.6 million or 20.8% of revenues in Fiscal 1997. For Fiscal 1998, selling and administrative expenses, excluding special charges of $7.5 million (see Note 7), were $618.2 million or 20.5% of revenues. Selling and administrative expenses, excluding special charges, decreased as a percentage of revenues due to the Company's cost reduction programs.

         During Fiscal 1998, the Company recorded special charges of $18.2 million ($10.7 million, net of tax) in connection with the management reorganization and related corporate actions and the retention of hired corporate executives. Of this charge, $7.5 million is included in selling and administrative expenses and $10.7 million is included in restructuring charges (see Note 7).

         During Fiscal 1998, the Company recorded a gain totaling $24.2 million ($14.3 million, net of tax) related to the sale of the Dairy for cash consideration of approximately $37 million (Note 8).

         The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, the Company recorded a noncash charge of $27.0 million ($15.9 million, net of tax) during the fourth quarter of Fiscal 1998 primarily related to the write-down of a portion of the recorded asset values of 12 of the Company's supermarkets, as well as certain other real estate. As a result of these reduced carrying values of the Company's long-lived assets, depreciation and amortization expense was reduced in the fourth quarter of Fiscal 1998 by approximately $0.4 million (See Note 10).

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

         The income tax benefit for Fiscal 1998 was $35.8 million compared to a benefit of $22.9 million in Fiscal 1997. The income tax benefit for Fiscal 1998 includes an $8.6 million benefit associated with unusual items (special charges, the gain on the sale of the Dairy and the write-down of certain impaired long-lived assets). The effective tax rates vary from the statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the amortization of nondeductible goodwill (Note 5).

         Net loss was $61.1 million in Fiscal 1998 compared to a net loss of $41.4 million in Fiscal 1997. The net loss, excluding the after-tax impact of unusual items (special charges, gain on the sale of the Dairy and the write-down of certain impaired long-lived assets) was $48.8 million in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Over the last 10 years, the Company acquired several supermarkets and invested heavily in its infrastructure. To finance these activities, the Company issued Senior Notes and Subordinated Notes, which as of the Petition Date, represented an outstanding balance of approximately $1.13 billion and carried annual debt service obligations for Fiscal 2000 of approximately $113 million. These debt service obligations together with the funding requirements of its ongoing operations required that the Company generate sufficient levels of EBITDA. However, the Company experienced significant declines in EBITDA during Fiscal 1998 and even greater declines in Fiscal 1999. The Company believes that these declines were due primarily to changes in its merchandising, marketing and service strategies that were implemented during the second half of Fiscal 1998 and continued through the first half of Fiscal 1999. In response to these declines, in the second half of Fiscal 1999 the Company commenced discussions with the Informal Committee regarding a consensual restructuring of its indebtedness and initiated certain strategic enhancements designed to improve its sales and financial performance. These programs include (a) improvement in its selection and presentation of its perishables and non-perishables departments, (b) development of a five-year capital program involving investment in several locations where management believes such investment would increase sales and profits or mitigate the adverse effects of the entry of a new competitor, (c) the Store Rationalization Program, (d) the hiring of a new President and Chief Executive Officer in November 1998, and (e) the anticipated reduction in its non-store administrative and operation personnel associated with a smaller store base and the expected reduction in expenses related to completion of the Year 2000 upgrades. There can be no assurance that the implementation of such programs will improve the Company's sales and profits.

         As a result of the significant declines in EBITDA noted above, the Company, prior to the commencement of the Bankruptcy Cases, defaulted on the payment of interest on two classes of its Senior Notes. As a result of the commencement of the Bankruptcy Cases, the Company has ceased making payments of interest and principal on all of its $1.13 billion of senior and subordinated notes. In connection with the consummation of the Plan, the entire amount of such indebtedness ($1.13 billion) will be converted into $100 million of New Senior Notes, approximately 99.5% of the shares of New Common Stock outstanding on the effective date of the Plan and warrants to purchase additional shares of New Common Stock. Following the consummation of the Plan, the reorganized Company will be substantially deleveraged and expects to utilize its operating cash flow and amounts available under the New Credit Facility to finance its capital expenditure, working capital and debt service requirements. However, there can be no assurance that the Plan or any other reorganization plan will be consummated. In the event that no reorganization plan is consummated, it is unlikely that the Company would be able to generate sufficient cash flow to fund its ongoing operations and service its debt obligations.

         Prior to the Petition Date the Company had a revolving credit facility (the "Prepetition Revolving Credit Facility") which provided for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. A portion of the proceeds of the DIP Facility were used to repay, in full, the Company's Prepetition Revolving Credit Facility. On April 5, 1999, the Bankruptcy Court entered a final order approving the DIP Facility. The DIP Facility expires on the earlier of (a) March 3, 2000 or (b) effective date of the Plan and grants to the lenders a first priority security interest in substantially all the assets of Penn Traffic and its subsidiaries. Availability under the DIP Facility is calculated by reference to a specified percentage of certain receivables, inventory, equipment and real property interests, less certain agreed-to reserves. As of April 16, 1999, Penn Traffic had borrowings of $102.0 million and $46.1 million of letters of credit outstanding under the DIP Facility, with $143.6 million available for borrowing under the DIP Facility. The Company intends to continue to use the DIP Facility during the pendency of the Bankruptcy Cases to finance its working capital and capital expenditure requirements, including payments to its trade creditors. The Company believes the DIP Facility will be adequate to finance these requirements. In connection with consummation of the Plan, the Company intends to enter into the New Credit Facility, the proceeds of which will be used to repay the DIP Facility in full on the effective date of the Plan.

         During Fiscal 1999 the Company initiated its Store Rationalization Program to divest itself of certain marketing areas, principally in northeastern Pennsylvania, and to close other underperforming stores. The Company estimates that the 56 stores that have been or are expected to be closed or divested as part of the Store Rationalization Program generated revenues of approximately $327.4 million and experienced an EBITDA loss of approximately $8 million in the aggregate during Fiscal 1999 (these amounts reflect the fact that 30 of the 56 stores that have been or are expected to be sold or closed did not operate for the entire 52-week period). As a result, the Company expects the Store Rationalization Program to further impact its results of operation during Fiscal 2000.

         Cash flows to meet the Company's operating requirements during Fiscal 1999 are reported in the Consolidated Statement of Cash Flows. During the fiscal year ended January 30, 1999, the Company's net cash used in operating activities was $34.1 million. This amount was offset by net cash provided by investing activities of $24.8 million, net cash provided by financing activities of $3.8 million and a decrease in cash of $5.6 million. During the fiscal year ended January 31, 1998, the Company's net cash used in operating activities was $4.5 million and net cash used in financing activities was $24.7 million. These amounts were offset by net cash provided by investing activities of $25.1 million and a decrease in cash of $4.1 million. During the fiscal year ended February 1, 1997, the Company's net cash used in operating activities was $1.3 million and net cash used in investing activities was $33.3 million. These amounts were financed by net cash provided by financing activities of $29.2 million and a decrease in cash of $5.3 million.

         Working capital decreased by $1.29 billion from January 31, 1998 to January 30, 1999, primarily due to the reclassification of all long-term debt to Current Maturities of Long-Term Debt as discussed in Note 3 - Long- Term Debt.

         During Fiscal 1999, the Company opened one new store, sold thirteen stores, closed nineteen stores and completed five store remodels/expansions. Capital expenditures (including capitalized leases) were approximately $14.4 million for Fiscal 1999.

         As discussed above, as a result of the consummation of the Plan, the Company will substantially reduce the amount of its overall indebtedness. Upon consummation of the Plan, approximately $1.13 billion of Senior Notes and Subordinated Notes will be converted into $100 million of New Senior Notes, approximately 99.5% of the shares of New Common Stock outstanding on the effective date of the Plan and warrants to purchase additional shares of New Common Stock.

         Pursuant to the terms of the indenture for the New Senior Notes, the Company, at its election, can choose to pay interest on the New Senior Notes, at the rate of 11% per annum for the first two years (i.e. the first four interest payments) through the issuance of additional notes and thereafter, interest on the New Senior Notes will be payable, at the rate of 11% per annum in cash. The New Senior Notes do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices at 106% of par beginning in the year 2004 and declining annually thereafter, and at 111% of par under other specified circumstances as dictated by the Plan. The indenture for the New Senior Notes will contain certain restrictions on the Company's total indebtedness, liens, ability to pay dividends and repurchase New Common Stock and other negative covenants, which are generally less restrictive than those contained in the DIP Facility or that will be set forth in the New Credit Facility.

         In connection with, and as a condition precedent to the consummation of the Plan, the Company intends to enter into the New Credit Facility with a syndicate of lenders, a portion of the proceeds of which will be used to repay in full the DIP Facility at the effective time of the Plan. Although the terms of the New Credit Facility have not been fully negotiated and the Company has not yet obtained a commitment for such financing, the Company expects that the New Credit Facility will provide for term and revolving credit facilities of at least $300 million in total, with availability based in part on a borrowing base of eligible inventory and accounts receivable. The Company expects that the lenders under the New Credit Facility will have a first priority perfected security interest in substantially all of the Company's assets and that the New Credit Facility will contain a variety of operational and financial covenants intended to restrict the Company's operations. The Company intends to use amounts available under the New Credit Facility after repayment in full of the DIP Facility to satisfy its working capital and capital expenditure requirements for the remainder of Fiscal 2000 and beyond.

         During the fiscal year ending January 29, 2000, the Company expects to invest approximately $40 million in capital expenditures (including capital leases). Penn Traffic expects to finance such capital expenditures through cash generated from operations, proceeds of asset sales and amounts available under the DIP Facility and New Credit Facility. Capital expenditures will be principally for new stores, store remodels and investments in technology.

YEAR 2000

         Year 2000 exposures arise from the inability of some computer based systems and equipment to correctly interpret and process dates after December 31, 1999. The basis for the exposure is that many systems and equipment carry only the last two digits of the year field. With the year 2000, these systems and equipment will not be able to distinguish between the year 1900 and 2000. For those processes and procedures that use the date in calculations, significant problems can occur.

         The Company is dependent on technology including computer hardware and software and related electronic equipment. This technology supports key business processes including product procurement, warehousing, product delivery, inventory control, labor management, retail sales and financial reporting. All of this technology and electrical equipment may be susceptible to Year 2000 problems.

         The calendar year 1999 coincides with eleven months of the Company's fiscal year 2000. All financial systems are functioning correctly in support of fiscal year 2000.

         In 1997, the Company assembled a project team consisting of representatives across key departments in the organization to assess the state of readiness and to initiate a plan and timetable to address issues encountered. This working committee functioned under the control of the Company's Management Information Systems Steering Committee and provided monthly updates to the Company's senior management. The Year 2000 readiness plan addresses three major segments: (a) Information Technology including infrastructure (i.e. mainframe, server and personal computers and their associated networks), applications, including all systems and operating software and in-store systems and equipment;
(b) Non-Information Technology, including telephones, time clocks, scales and security devices and (c) External Entities, including product and service providers and others with whom the Company interacts or exchanges information. Each segment of the readiness plan includes data collection, assessment, prioritization, resolution, testing, implementation, and ongoing monitoring of compliance.

         The table below sets forth the status and expected completion date of all phases of the readiness plan at April 1999:

                               Estimated
Information Technology      Percent Complete       Target Completion Date
----------------------      ----------------       ----------------------

Server Computers                  100%               Complete
Personal Computers                 80%               June 1999
Applications                       70%               July 1999
Mainframe Computers                80%               August 1999
Operating Software                 80%               August 1999
In-Store systems/equipment         30%               September 1999

Non-Information Technology
--------------------------

Phone Switches                     90%               May 1999
Other equipment                    50%               July 1999

External Entities
-----------------

Verification of critical
  business partner readiness       75%               June 1999
Electronic Data Interchange
  business partners                25%               September 1999

         The Year 2000 readiness plan has an overall strategy that combines system replacement and remediation of existing legacy systems. Legacy financial, payroll and human resource systems have been replaced. The remaining critical legacy systems are subject to a three-part remediation effort. The first phase uses a software tool to survey existing system code to determine where dates are being used. The second phase is direct examination of date routines to determine if they are involved in any calculations. The last phase is the actual change of the code and subsequent test and implementation. The overall application remediation effort is 70 percent complete with a target completion date of July 1999. This effort has utilized both in-house staff and outside consultants.

         Delays in receiving standard Year 2000 software upgrades from key equipment vendors has affected the timing of upgrades of certain of the Company's point of sale equipment. The Company has now received the necessary software upgrades. The installation of these upgrades is currently in process and is expected to be completed by September 1999.

         As part of the Company's Year 2000 readiness plan, the Company contacted critical business partners (product suppliers, service providers and those with whom the Company exchanges information) in the second quarter of 1998, requesting information regarding the status of their individual Year 2000 compliance plans and progress. From that survey, the Company began a program to test electronic communications with its critical business partners. As a result, the Company currently expects that all critical electronic data interchange business processes will have been tested and verified by September 1999.

         Based on current information, the Company estimates the cost of Year 2000 compliance will be approximately $10 million including the purchase of certain new hardware and software. To date such expenditures have totaled approximately $5 million. The Company has and will continue to fund these expenditures by utilizing the Company's operating cash flow as well as amounts available under its then-existing credit facility. Separately, improvement in systems functionality is being obtained from Year 2000 efforts particularly in the infrastructure area. For example, equipment that will not be supported by the vendor for Year 2000 is being replaced by more current technology.

         Based on current information, management expects that the Company will not experience significant disruption to operations due to Year 2000 compliance issues. Management believes the Company assessment has been thorough and compliance activities will be completed by September 1999. Notwithstanding the substantial efforts of the Company and its key business partners, the Company could potentially still experience disruptions to parts of its various activities and operations. Consequently, the Company is formulating contingency plans for critical functions and processes in the event of a Year 2000 problem. The contingency plan is expected to be completed in July 1999. This plan will continually be reviewed throughout the balance of calendar 1999 as additional information becomes available.

         Because the Company's Year 2000 compliance is partially dependent upon key business partners also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's overall efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company of not being fully Year 2000 compliant include temporary supermarket closings, delays in the delivery of merchandise, errors in purchase orders and other financial transactions, and the inability to efficiently process customer purchases. In addition, business disruptions could result from the loss of power or the loss of communication links between supermarkets, warehouse and headquarters locations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
                                                                  Page
                                                                  ----
  Report of Independent Accountants                                30
  Consolidated Financial Statements:
    Statement of Operations for each of the three fiscal
     years ended January 30, 1999                                  31
    Balance Sheet as of January 30, 1999 and January 31, 1998      32
    Statement of Stockholders' Equity for each of the three
     fiscal years ended January 30, 1999                           34
    Statement of Cash Flows for each of the three fiscal
     years ended January 30, 1999                                  35
    Notes to Consolidated Financial Statements                     36
  Financial Statement Schedule for the three fiscal years ended
    January 30, 1999:
    Schedule II -- Valuation and Qualifying Accounts               83


Supplementary Data - Quarterly Financial Data (Unaudited)          84

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
The Penn Traffic Company


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Penn Traffic Company and its subsidiaries (the "Company") at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on March 1, 1999, the Company filed a voluntary petition for relief, under Chapter 11 of Title 11 of the United States Code ("Chapter 11"), with the United States Bankruptcy Court for the District of Delaware. As such, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP

Syracuse, New York
March 26, 1999, except for Note 2,
as to which the date is April 5, 1999

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                      52 Weeks Ended     52 Weeks Ended     52 Weeks Ended
                                     January 30, 1999   January 31, 1998   February 1, 1997
                                     ----------------   ----------------   ----------------
                                    (All dollar amounts in thousands, except per share data)
TOTAL REVENUES                          $2,828,109         $3,010,065         $3,296,462
COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy costs)           2,213,801          2,317,847          2,531,381
  Selling and administrative
   expenses                                602,382            625,731            684,558
  Restructuring charges (Note 7)                               10,704
  Gain on sale of Sani-Dairy
   (Note 8)                                                   (24,218)
  Unusual items (Note 9)                    61,355
  Write-down of long-lived assets
   (Note 10)                               143,842             26,982
                                        ----------         ----------         ----------
OPERATING (LOSS) INCOME                   (193,271)            53,019             80,523
  Interest expense                         147,737            149,981            144,854
                                        ----------         ----------         ----------

(LOSS) BEFORE INCOME TAXES                (341,008)           (96,962)           (64,331)
  (Benefit) for income
   taxes (Note 5)                          (23,914)           (35,836)           (22,901)
                                        ----------         ----------         ----------

NET (LOSS)                              $ (317,094)        $  (61,126)        $  (41,430)
                                        ==========         ==========         ==========

PER SHARE DATA (BASIC AND DILUTED):

  Net (loss) (Note 12)                  $   (30.00)        $    (5.78)        $    (3.92)
                                        ==========         ==========         ==========

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                   January 30,       January 31,
                                                      1999              1998
                                                   ----------        ----------
                                                     (In thousands of dollars)
                                     ASSETS

CURRENT ASSETS:
  Cash and short-term investments (Note 1)         $   43,474        $   49,095
  Accounts and notes receivable (less allowance
   for doubtful accounts of $5,731 and $3,597,
   respectively)                                       62,420            68,454
  Inventories (Note 1)                                283,631           327,389
  Prepaid expenses and other current assets            14,619            16,032
                                                   ----------        ----------
                                                      404,144           460,970
                                                   ----------        ----------
CAPITAL LEASES (NOTES 1 AND 6):
  Capital leases                                      157,667           190,638
  Less:  Accumulated amortization                     (66,735)          (75,057)
                                                   ----------        ----------
                                                       90,932           115,581
                                                   ----------        ----------
FIXED ASSETS (NOTE 1):
  Land                                                 16,525            17,595
  Buildings                                           183,660           189,369
  Furniture and fixtures                              455,592           471,684
  Vehicles                                             16,792            15,891
  Leaseholds and improvements                         171,007           214,562
                                                   ----------        ----------
                                                      843,576           909,101
  Less:  Accumulated depreciation                    (463,433)         (412,600)
                                                   ----------        ----------
                                                      380,143           496,501
                                                   ----------        ----------
OTHER ASSETS:
  Goodwill, net (Note 1)                              269,894           401,829
  Other assets and deferred charges, net               82,948            88,705
                                                   ----------        ----------
                                                      352,842           490,534
                                                   ----------        ----------
TOTAL ASSETS                                       $1,228,061        $1,563,586
                                                   ==========        ==========

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                   January 30,       January 31,
                                                      1999              1998
                                                   ----------        ----------
                                                     (In thousands of dollars)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligations under capital
   leases (Note 6)                                 $   11,516        $   13,518
  Current maturities of long-term debt (Note 3)     1,267,813             4,429
  Trade accounts and drafts payable                   134,432           149,389
  Payroll and other accrued liabilities                81,867            79,763
  Accrued interest expense                             42,783            35,335
  Payroll taxes and other taxes payable                15,420            19,208
  Deferred income taxes (Note 5)                                         16,671
                                                   ----------        ----------
                                                    1,553,831           318,313
                                                   ----------        ----------
NONCURRENT LIABILITIES:
  Obligations under capital leases (Note 6)            98,029           121,436
  Long-term debt (Note 3)                                             1,234,224
  Other noncurrent liabilities                         45,907            49,422
                                                   ----------        ----------
                                                      143,936         1,405,082
                                                   ----------        ----------
TOTAL LIABILITIES                                   1,697,767         1,723,395
                                                   ----------        ----------
STOCKHOLDERS' EQUITY (NOTE 11):
  Preferred stock--authorized 10,000,000 shares,
   $1.00 par value; none issued
   Common stock--authorized 30,000,000 shares,
   $1.25 par value; 10,695,491 shares and 10,824,591
   shares issued and outstanding, respectively         13,425            13,586
  Capital in excess of par value                      179,882           180,060
  Retained deficit                                   (658,820)         (340,470)
  Minimum pension liability adjustment (Note 4)        (3,470)          (10,667)
  Unearned compensation                                   (98)           (1,693)
  Treasury stock, at cost                                (625)             (625)
                                                   ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                           (469,706)         (159,809)
                                                   ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,228,061        $1,563,586
                                                   ==========        ==========

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              Minimum
                                                     Capital in               Pension                                Total
                                          Common      Excess of   Retained   Liability      Unearned    Treasury  Stockholders'
                                           Stock      Par Value    Deficit   Adjustment   Compensation    Stock      Equity
                                          ------     ----------   --------   ----------   ------------  --------  ------------
                                                                      (In thousands of dollars)
February 3, 1996                          13,606        180,029   (235,223)      (6,606)        (4,452)     (625)      (53,271)

  Comprehensive (loss):
  Net (loss)                                                       (41,430)
  Minimum pension liability adjustment
   (Note 4)                                                                      (2,124)
  Total comprehensive (loss)                                                                                           (43,554)

  Exercise of 5,592 common stock
   option shares (Note 11)                     7             63                                                             70
  Issuance of 23,500 restricted stock
   shares (Note 11)                           29            323                                   (352)

  Cancellation of 500 restricted stock
   shares (Note 11)                           (1)            (3)         4
  Unearned compensation adjustment
   (Note 11)                                                        (4,019)                      4,019
                                          ------     ----------   --------   ----------   ------------  --------  ------------

February 1, 1997                          13,641        180,412   (280,668)      (8,730)          (785)     (625)      (96,755)

  Comprehensive (loss):
  Net (loss)                                                       (61,126)
  Minimum pension liability adjustment
   (Note 4)                                                                      (1,937)
  Total comprehensive (loss)                                                                                           (63,063)

  Exercise of 1,150 common stock
   option shares (Note 11)                     3              6                                                              9

  Cancellation of 46,000 restricted stock
   shares (Note 11)                          (58)          (358)       416
  Unearned compensation adjustment
   (Note 11)                                                           908                        (908)
                                          ------     ----------   --------   ----------   ------------  --------  ------------

January 31, 1998                         $13,586       $180,060  $(340,470)    $(10,667)       $(1,693)    $(625)    $(159,809)

  Comprehensive (loss):
  Net (loss)                                                      (317,094)
  Minimum pension liability adjustment
   (Note 4)                                                                       7,197
  Total comprehensive (loss)                                                                                          (309,897)

  Cancellation of 129,100 restricted stock
   shares (Note 11)                         (161)          (178)       339
  Unearned compensation adjustment
   (Note 11)                                                        (1,595)                      1,595
                                          ------     ----------   --------   ----------   ------------  --------  ------------
January 30, 1999                         $13,425       $179,882  $(658,820)     $(3,470)          $(98)    $(625)    $(469,706)
                                          ======     ==========   ========   ==========   ============  ========  ============

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                      52 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                                     January 30, 1999  January 31, 1998  February 1, 1997
                                     ----------------  ----------------  ----------------
                                                  (In thousands of dollars)
OPERATING ACTIVITIES:
  Net (loss)                               $ (317,094)       $  (61,126)       $  (41,430)
  Adjustments to reconcile net (loss)
   to net cash (used in)
   operating activities:
     Depreciation and amortization             63,075            73,422            76,328
     Amortization of intangibles               14,104            15,544            16,377
     Write-down of long-lived assets          143,842            26,982
     Gain on sale of Sani-Dairy                                 (24,218)
     Loss on sold/closed stores                23,285
     Deferred taxes                           (16,671)          (38,234)          (12,792)
     Other--net                                10,171            (5,759)          (10,852)
  Net change in assets and liabilities:
     Accounts receivable and prepaid
      expenses                                  7,356             2,758             9,256
     Inventories                               43,758             9,136            16,568
     Accounts payable and accrued
      expenses                                 (9,193)           (5,213)          (50,388)
     Deferred charges and other
      assets                                    3,218             2,178            (4,361)
                                           ----------        ----------        ----------
NET CASH (USED IN)
 OPERATING ACTIVITIES                         (34,149)           (4,530)           (1,294)
                                           ----------        ----------        ----------
INVESTING ACTIVITIES:
  Capital expenditures                        (14,368)          (21,833)          (67,828)
  Proceeds from sale-and-leaseback
   transactions                                                                    22,151
  Proceeds from sale of assets                 39,145             9,880            12,297
  Proceeds from sale of Sani-Dairy                               37,067
  Other--net                                                                           96
                                           ----------        ----------        ----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                          24,777            25,114           (33,284)
                                           ----------        ----------        ----------
FINANCING ACTIVITIES:
  Increase in long-term debt                                                      106,840
  Payments to settle long-term
   debt                                        (6,157)           (2,231)           (3,258)
  Borrowing of revolver debt                  122,200           369,483           430,200
  Repayment of revolver debt                  (86,883)         (378,700)         (487,500)
  Reduction of capital lease
   obligations                                (25,409)          (13,290)          (13,523)
  Payment of debt issuance costs                                                   (3,596)
  Other--net                                                          9                70
                                           ----------        ----------        ----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                           3,751           (24,729)           29,233
                                           ----------        ----------        ----------
(DECREASE) IN CASH AND
 CASH EQUIVALENTS                              (5,621)           (4,145)           (5,345)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                             49,095            53,240            58,585
                                           ----------        ----------        ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                               $   43,474        $   49,095        $   53,240
                                           ==========        ==========        ==========

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The Penn Traffic Company ("Penn Traffic" or the "Company") is primarily engaged in retail and wholesale food distribution. As of January 30, 1999, the Company operated 233 supermarkets in Pennsylvania, New York, Ohio and West Virginia, and supplied 103 franchise supermarkets and 82 independent wholesale accounts. The Company also operated 10 distribution centers with approximately
2.8 million square feet of combined space and a bakery. On March 1, 1999 (the "Petition Date"), Penn Traffic and certain of its subsidiaries filed petitions, seeking relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the Bankruptcy Court for the District of Delaware. Since the Petition Date, the Company and certain subsidiaries have operated their businesses as debtors-in-possession under the U.S. Bankruptcy Code.

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

         INVENTORIES Inventories are valued at the lower of cost or market. The Company's inventories, representing grocery and certain general merchandise and manufactured inventories, are stated at cost using the last-in, first-out ("LIFO") method of valuation. Inventories stated on the LIFO basis were $23.6 million and $21.2 million below replacement cost at January 30, 1999, and January 31, 1998, respectively.

         During Fiscal 1999, Fiscal 1998 and Fiscal 1997, inventory quantities were reduced, which resulted in a liquidation of certain LIFO inventory layers carried at lower costs which prevailed in prior years. The effect for Fiscal 1999 was to decrease cost of goods sold by $1.6 million and net loss by approximately $1.6 million or $0.15 per share. The effect for Fiscal 1998 was to decrease cost of goods sold by approximately $0.6 million and net loss by $0.3 million or $0.03 per share. The effect for Fiscal 1997 was to decrease cost of goods sold by approximately $0.7 million and net loss by $0.4 million or $0.04 per share.

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

         INTANGIBLES The excess of the costs over the amounts attributed to the fair value of net assets acquired (goodwill) is being amortized primarily over 40 years using the straight-line method. In addition, certain other nonfinancing costs resulting from acquisitions have been capitalized as other assets and deferred charges. For Fiscal 1999, 1998 and 1997, amortization of intangibles was $14.1 million, $15.5 million and $16.4 million, respectively.

         IMPAIRMENT OF LONG-LIVED ASSETS In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values (Note 10).

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

NOTE 2 -- DEBT RESTRUCTURING

         Over the last 10 years, the Company acquired several supermarkets and invested heavily in its infrastructure. To finance these activities, the Company issued senior notes (the "Senior Notes") and senior subordinated notes (the "Subordinated Notes"), which as of the Petition Date, represented an outstanding balance of approximately $1.13 billion and carried annual debt service obligations for Fiscal 2000 of approximately $113 million. These debt service obligations together with the funding requirements of its ongoing operations required that the Company generate sufficient levels of earnings before interest, taxes, depreciation and amortization, LIFO provision and unusual and extraordinary items ("EBITDA"). However, the Company experienced significant declines in EBITDA during Fiscal 1998 and even greater declines in Fiscal 1999. The Company believes that these declines were due primarily to changes in its merchandising, marketing and service strategies that were implemented during the second half of Fiscal 1998 and continued through the first half of Fiscal 1999. In response to these declines, in the second half of Fiscal 1999, the Company commenced discussions with an informal committee of some of its largest noteholders (the "Informal Committee") regarding a consensual restructuring of its indebtedness and initiated certain strategic enhancements designed to improve its sales and financial performance. These programs include (a) improvement in its selection and presentation of its perishables and non-perishables departments, (b) development of a five-year capital program involving investment in several locations where management believes such investment would increase sales and profits or mitigate the adverse effects of the entry of a new competitor, (c) the Store Rationalization Program (see Note
9), (d) the hiring of a new President and Chief Executive Officer in November 1998, and (e) the anticipated reduction in its non-store administrative and operation personnel associated with a smaller store base and the expected reduction in expenses related to completion of the Year 2000 upgrades. There can be no assurance that the implementation of such programs will improve the Company's sales and profits.

         On the Petition Date, Penn Traffic and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under the Bankruptcy Code in the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since the Petition Date, the Company and these subsidiaries have been operating their businesses as debtors-in-possession under the Bankruptcy Code.

         The Bankruptcy Cases were commenced in order to implement a financial restructuring of Penn Traffic which had been negotiated with the Informal Committee. As of the Petition Date, the members of the Informal Committee or certain funds managed or advised by them, held in the aggregate more than 50% of the outstanding principal amount of both the Company's Senior Notes and Subordinated Notes. Prior to the Petition Date, the three members of the Informal Committee signed lock-up agreements under which they have agreed to vote, when solicited, in favor of the Joint Plan of Reorganization (the "Plan") within certain specified time frames.

         Under the Plan, holders of Penn Traffic's $732.2 million Senior Notes and $400 million Subordinated Notes will exchange their notes in the following manner: (a) holders of Senior Notes will receive their pro rata share of $100 million of newly issued 11% Senior Notes due 2009 (the "New Senior Notes") and 19,000,000 shares of new common stock of reorganized Penn Traffic (the "New Common Stock"), and (b) holders of Subordinated Notes will receive their pro rata share of 1,000,000 shares of New Common Stock and currently exercisable 6-year warrants to purchase an additional 1,000,000 shares of New Common Stock at an initial exercise price of $18.30 per share (except that if the class of subordinated note claims under the Plan votes against the Plan, then only the individual noteholders that vote in favor of the Plan will be entitled to receive their pro rata share of the warrants; the remainder of warrants not distributed shall be canceled). In addition, under the Plan holders of Penn Traffic's existing common stock will be entitled to receive 1 share of New Common Stock for each 100 shares of existing stock which they held prior to the effective date of the Plan or approximately 107,000 shares in the aggregate (except that if the classes of subordinated note claims and existing common stock do not vote in favor of the Plan, then only those individual holders of existing common stock that voted in favor of the Plan will be entitled to receive their pro rata share of such distribution; the remainder of such distribution will be canceled). The Plan also provides for the reinstatement or payment in full of all other secured and unsecured claims against Penn Traffic and its subsidiaries upon the effective date of the Plan.

         In connection with the filing of the Bankruptcy Cases, shortly after the Petition Date, the Bankruptcy Court approved, on an interim basis, $240 million of a $300 million debtor-in-possession financing (the "DIP Facility") with Fleet Capital and a syndicate of lenders, the proceeds of which were used to repay in full the Company's pre-petition revolving credit facility and a mortgage financing on one of the Company's Syracuse distribution facilities. On April 5, 1999, the Bankruptcy Court entered a final order approving the DIP Facility. The DIP Facility expires on the earlier of (a) March 3, 2000 or (b) the effective date of the Plan, and grants to the lenders a first priority security interest in substantially all the assets of Penn Traffic and its subsidiaries. Availability under the DIP Facility is calculated by reference to a specified percentage of certain receivables, inventory, equipment and real property interests, less certain agreed-to reserves. As of April 16, 1999, Penn Traffic had borrowings of $102.0 million and letters of credit of $46.1 million outstanding under the DIP Facility, with $143.6 million available for borrowings under the DIP Facility. The Company intends to continue to use the DIP Facility during the pendency of the Bankruptcy Cases to finance its working capital and capital expenditure requirements, including payments to its trade creditors. In connection with consummation of the Plan, the Company intends to enter into a new credit facility (the "New Credit Facility"), the proceeds of which will be used to repay the DIP Facility in full on the effective date of the Plan and will provide the Company with funds for its expected working capital and capital expenditure needs following such date.

         To maintain strong relationships with its vendors, on March 2, 1999, the Company obtained an order from the Bankruptcy Court pursuant to which it has been authorized to pay in full all of its trade creditors that continue to provide it with goods on customary terms and credit, or otherwise acceptable to Penn Traffic. To date, all of Penn Traffic's trade creditors have been providing acceptable trade terms to it, and Penn Traffic has been paying them in the ordinary course of business.

         On April 5, 1999, the Bankruptcy Court approved Penn Traffic's Amended Disclosure Statement (the "Disclosure Statement") relating to the Plan. Penn Traffic has now mailed the Disclosure Statement to all of its creditors and shareholders entitled to vote on the Plan, and the Bankruptcy Court has scheduled a hearing on confirmation of the Plan for May 27, 1999. Assuming the Plan is accepted by the classes of creditors and shareholders entitled to vote on the Plan and the Bankruptcy Court approves the Plan, Penn Traffic expects the Plan to become effective approximately two weeks following the confirmation date. There is no assurance that the Bankruptcy Court will confirm the Plan on May 27, 1999 and that the Plan will become effective two weeks thereafter.

         There also can be no assurance that, without approval of the Bankruptcy Court of a plan of reorganization, the Company can generate sufficient cash to sustain its operations. If at any time an interested party to the Bankruptcy Cases believes that the Company is or will not be in a position to sustain operations, such party can move the Bankruptcy Court to compel liquidation of the Company's estate by conversion of the Bankruptcy Cases to Chapter 7 (the liquidation provisions of the Bankruptcy Code). In the event that liquidation is forced upon the Company because it cannot generate sufficient cash flow to sustain its operations, it is likely that the Company's equity holders will receive nothing from the net proceeds generated by liquidation and that recoveries to the Company's creditors, as a whole, would be significantly less than if the Company's Plan became effective.

NOTE 3 -- LONG-TERM DEBT:

         The long-term debt of Penn Traffic consists of the obligations described below:

                                                       January 30,      January 31,
                                                          1999             1998
                                                       ----------       ----------
                                                        (In thousands of dollars)
Secured Revolving Credit Facility                      $  112,900       $   77,583
Other Secured Debt                                         22,673           28,830
11 1/2% Senior Notes due October 15, 2001                 107,240          107,240
10 1/4% Senior Notes due February 15, 2002                125,000          125,000
 8 5/8% Senior Notes due December 15, 2003                200,000          200,000
10 3/8% Senior Notes due October 1, 2004                  100,000          100,000
10.65%  Senior Notes due November 1, 2004                 100,000          100,000
11 1/2% Senior Notes due April 15, 2006                   100,000          100,000
 9 5/8% Senior Subordinated Notes due April 15, 2005      400,000          400,000
                                                       ----------       ----------
TOTAL DEBT                                              1,267,813        1,238,653
 Less: Amounts due within one year                     (1,267,813)          (4,429)
                                                       ----------       ----------
TOTAL LONG-TERM DEBT                                   $        0       $1,234,224
                                                       ==========       ==========


         All of the Company's $1.27 billion of debt was classified as current maturities of long-term debt as a result of the failure by the Company to make the interest payment on its 85/8% Senior Notes that was due on December 15, 1998. The Company incurred interest expense of $147.7 million, $150.0 million and $144.9 million, including noncash amortization of deferred financing costs of $4.3 million, $4.8 million and $4.6 million, for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. Interest paid amounted to $136.0 million, $145.5 million and $138.4 million for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

         The estimated fair value of the Company's long-term debt, including current maturities, was $514.0 million at January 30, 1999, and $976.0 million at January 31, 1998. The estimated fair value of the Company's long-term debt has been determined by the Company using market information provided by an investment banking firm as to the market value of such debt amounts. The estimated fair market value of the Company's long-term debt does not necessarily reflect the amount at which the debt would be settled. In connection with the Company's proposed Plan, $1.13 billion of the Company's indebtedness will be exchanged for $100 million of New 11% Senior Notes due 2009 and substantially all of the equity of the reorganized company.

         The Company's secured revolving credit facility (the "Revolving Credit Facility") provided for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. The Revolving Credit Facility was secured by a pledge of the Company's inventory, accounts receivable and related assets. At January 30, 1999 there were $112.9 million of borrowings and $41.2 million of letters of credit outstanding under the Revolving Credit Facility. The interest rate on borrowings for which the Company elected a LIBOR-based rate option is LIBOR plus 2.75%, and the interest rate on borrowings for which the Company elected a prime- based rate option was prime plus 1.5%. At January 30, 1999, the weighted average rate of interest on the Revolving Credit Facility was 8.1%. Subsequent to January 30, 1999, all amounts outstanding under the Revolving Credit Facility were repaid (see Note 2).

NOTE 4 -- EMPLOYEE BENEFIT PLANS:

         Effective January 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). The provisions of SFAS 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

         Substantially all of the Company's employees are covered by either defined benefit plans or defined contribution plans.

         The following sets forth the net pension expense recognized for the defined benefit pension plans and the status of the Company's defined benefit plans:

                                                 Fiscal Year Ended
                                       January 30,  January 31,  February 1,
                                          1999         1998         1997
                                       -----------  -----------  -----------
                                             (In thousands of dollars)
Service cost -- benefits earned
  during the period                    $     6,430  $     6,474  $     5,841
Interest cost on projected benefit
  obligation                                12,434       12,371       10,639
Expected return on plan assets             (19,556)     (17,860)     (16,518)
Net amortization and deferral                  596        1,961          783
                                       -----------  -----------  -----------
Net pension (income) expense           $       (96) $     2,946  $       745
                                       ===========  ===========  ===========

                                                  Pension Benefits
                                             Fiscal 1999   Fiscal 1998
                                             -----------   -----------
                                             (In thousands of dollars)
Change in benefit obligation:
Benefit obligation at
  Beginning of year                          $   180,429   $   161,252
Service cost                                       6,430         6,474
Interest cost                                     12,434        12,371
Actuarial loss                                     8,832        18,165
Benefits paid                                    (16,007)      (10,102)
Divestiture of Sani-Dairy                                       (7,731)
Plan amendments                                   (6,280)
Curtailments                                        (474)
                                             -----------   -----------
Benefit obligation at
  End of year                                $   185,364   $   180,429
                                             ===========   ===========
Change in plan assets:
Fair value of plan assets at
  Beginning of year                          $   185,559   $   169,140
Actual return on plan assets                      24,248        29,533
Company contributions                              6,753         6,793
Benefits paid                                    (16,007)      (10,102)
Divestiture of Sani-Dairy                                       (9,805)
                                             -----------   -----------
Fair value of plan assets at
  End of year                                $   200,553   $   185,559
                                             ===========   ===========

Funded status of the plans                   $    15,189   $     5,130
Unrecognized actuarial loss                       19,484        15,885
Unrecognized prior service
  cost (benefit)                                   4,145        11,084
Unrecognized net transition
  obligation (asset)                              (1,283)       (1,396)
                                             -----------   -----------
Net prepaid (accrued)
  benefit cost                               $    37,535   $    30,703
                                             ===========   ===========

Amounts recognized in the Consolidated Balance Sheet consist of:


                                                  Pension Benefits
                                             Fiscal 1999   Fiscal 1998
                                             -----------   -----------
                                             (In thousands of dollars)

Prepaid benefit cost for overfunded plans    $    34,906   $    18,587
Accrued benefit liability for
  underfunded plans                               (5,316)      (15,605)
Intangible asset                                   4,475         9,661
Accumulated other comprehensive income             3,470        18,060
                                             -----------   -----------
Net amount recognized                        $    37,535   $    30,703
                                             ===========   ===========

         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $39.7 million, $39.5 million and $34.2 million, respectively, as of January 30, 1999. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $104.9 million, $101.0 million and $85.5 million, respectively, as of January 31, 1998.

         Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), the Company recorded in other noncurrent liabilities an additional minimum pension liability adjustment of $7.9 million as of January 30, 1999, $27.7 million as of January 31, 1998 and $26.0 million as of February 1, 1997, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost (after tax) is recorded as a reduction of stockholders' equity in the amount of $3.5 million as of January 30, 1999, $10.7 million as of January 31, 1998, and $8.7 million as of February 1, 1997.

         In calculating benefit obligations and plan assets for Fiscal 1999, the Company assumed a weighted average discount rate of 6.75%, compensation increase rates ranging from 3.0% to 3.5% and an expected long-term rate of return on plan assets of 10.5%. In calculating benefit obligations and plan assets for Fiscal 1998, the Company assumed a weighted average discount rate of 7.25%, compensation increase rates ranging from 3.0% to 3.5% and an expected long-term rate of return on plan assets of 10.5%.

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

         In Fiscal 1999, the Company merged several of its defined benefit plans together to form the Penn Traffic Company Cash Balance Plan (the "Cash Balance Plan"). The Cash Balance Plan is a defined benefit plan which assigns account balances to the individual participants. Account balances are credited based on a fixed percentage of each participant's compensation paid for the year, plus interest at a rate comparable to the yield on long-term treasury securities. Upon retirement, employees are permitted to take a lump-sum distribution equal to their account balance, or receive an annuity benefit based on formulas set forth in the Plan. The net impact of merging several of the defined benefit plans into the Cash Balance Plan was to reduce the minimum pension liability previously reported by those plans by $19.6 million, and the related pretax charge to equity by $14.7 million.

         In connection with the new Cash Balance Plan, the Company began contributing to its 401(K) Plan in Fiscal 1999. Contributions by the Company totaled approximately $0.4 million for Fiscal 1999.

         The Company also contributes to multi-employer pension funds, which cover certain union employees under collective bargaining agreements. Such contributions aggregated $4.5 million, $4.8 million and $3.9 million in Fiscal 1999, 1998 and 1997, respectively. The applicable portion of the total plan benefits and net assets of these plans is not separately identifiable. The Company is currently the majority contributor to a multi-employer plan covering substantially all of its employees in eastern Pennsylvania. Due to the Company's decision to exit certain markets (see Note 9), the Company may be liable for a withdrawal liability to cover its pro rata portion of future benefit payments in this plan.

         The Company sponsors a deferred profit-sharing plan for certain salaried employees. There were no contributions by the Company in Fiscal 1999. Contributions and costs totaled approximately $0.1 million and $0.8 million in Fiscal 1998 and Fiscal 1997, respectively.

NOTE 5 -- INCOME TAXES:

         The benefit for income taxes charged to continuing operations was as follows:

                                                 Fiscal Year Ended
                                       January 30,  January 31,  February 1,
                                          1999         1998         1997
                                       -----------  -----------  -----------
                                             (In thousands of dollars)
Current Tax (Benefit):
  Federal income                       $            $            $    (8,177)
  State income                                 150          250          233
                                       -----------  -----------  -----------
                                               150          250       (7,944)
                                       -----------  -----------  -----------
Deferred Tax (Benefit):
  Federal income                           (18,642)     (27,894)      (9,697)
  State income                              (5,422)      (8,192)      (5,260)
                                       -----------  -----------  -----------
                                           (24,064)     (36,086)     (14,957)
                                       -----------  -----------  -----------
(Benefit) for income taxes             $   (23,914) $   (35,836) $   (22,901)
                                       ===========  ===========  ===========


         The differences between income taxes computed using the statutory federal income tax rate and those shown in the Consolidated Statement of Operations are summarized as follows:


                                                 Fiscal Year Ended
                                       January 30,  January 31,  February 1,
                                          1999         1998         1997
                                       -----------  -----------  -----------
                                             (In thousands of dollars)

Federal (benefit) at statutory rates     $(119,353)    $(33,937)    $(22,516)
State income taxes net of federal
  income tax effect                         (3,427)      (5,162)      (3,268)
Nondeductible goodwill
  amortization and write-off                 9,771        3,312        2,926
Miscellaneous items                             62           35           27
Tax credits                                                 (84)         (70)
Valuation allowance                         89,033
                                       -----------  -----------  -----------
(Benefit) for income taxes                $(23,914)    $(35,836)    $(22,901)
                                       ===========  ===========  ===========

         Components of deferred income taxes at January 30, 1999, and January 31, 1998, were as follows:

                                                  Fiscal Year Ended
                                            January 30,       January 31,
                                               1999              1998
                                            -----------       -----------
                                              (In thousands of dollars)

Deferred Tax Liabilities:
  Fixed assets                              $    20,498       $    77,438
  Inventory                                      30,435            29,043
  Prepaid expenses and other
   current assets                                   959               984
  Goodwill amortization                           2,010             3,225
  Pensions                                        7,240             4,594
  Deferred charges and other assets              11,725            11,725
                                            -----------       -----------
                                            $    72,867       $   127,009
                                            ===========       ===========
Deferred Tax Assets:
  Nondeductible accruals                    $    29,662       $    19,531
  Capital leases                                  4,942             6,005
  Net operating loss carryforwards              125,121            67,339
  Tax credit carryforwards                       17,463            17,463
  Valuation allowance                          (104,321)
                                            -----------       -----------
                                            $    72,867       $   110,338
                                            ===========       ===========

Net Deferred Tax Liability                  $         0       $    16,671
                                            ===========       ===========


         At January 30, 1999, Penn Traffic had deferred tax assets of approximately $105.2 million due to federal net operating loss carryforwards of approximately $300 million which begin to expire in 2011 and various state net operating loss carryforwards, tax-effected for federal income tax purposes, of approximately $19.9 million which begin to expire in 2004. In addition, the Company has alternative minimum tax credit carryforwards of $12.0 million, general business tax credit carryforwards of $3.8 million and various state tax credits, tax-effected for federal income tax purposes, of $1.7 million available to offset the Company's regular income tax liability in future years. The general business tax credit carryforwards begin to expire in 2004 and the alternative minimum tax credit carryforwards have no expiration date.

         A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. In the judgement of management, such allowance is required at January 30, 1999. Management presently believes that a valuation allowance will be required for some portion or all of any deferred tax assets related to net operating loss and tax credit carryforwards arising in the future.

         If the Plan becomes effective, it is expected that the Company will lose the entire amount of the net operating loss carryforwards and tax credits described above. In addition, the Company would lose the vast majority of the tax basis of its long-term assets. This would reduce the amount of tax depreciation and amortization that the Company would be able to utilize on its tax returns starting in the fiscal year ending January 28, 2001.

NOTE 6 -- LEASES:

         The Company principally operates in leased store facilities with terms of up to 20 years with renewable options for additional periods. The Company follows the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), in determining the criteria for capital leases. Leases that do not meet such criteria are classified as operating leases and related rentals are charged to expense in the year incurred. In addition to minimum rentals, substantially all store leases provide for the Company to pay real estate taxes and other expenses. The majority of store leases also provide for the Company to pay contingent rentals based on a percentage of the store's sales in excess of stipulated amounts.

         For Fiscal 1999, 1998 and 1997, capital lease amortization expense was $11.8 million, $13.8 million and $14.5 million, respectively. The following is an analysis of the leased property under capital leases by major classes:


                                                   Asset Balances at:
                                              January 30,      January 31,
                                                 1999             1998
                                              -----------      -----------
                                                (In thousands of dollars)

 Store facilities                             $   124,896      $   154,945
 Warehousing and distribution                      30,382           32,619
 Other                                              2,389            3,074
                                              -----------      -----------
 Total                                        $   157,667      $   190,638
 Less: Accumulated amortization                   (66,735)         (75,057)
                                              -----------      -----------

 Capital lease assets, net                    $    90,932      $   115,581
                                              ===========      ===========

         The following is a summary by year of future minimum rental payments for capitalized leases and for operating leases that have initial or remaining noncancelable terms in excess of one year as of January 30, 1999:


 Fiscal Years Ending:                        Total       Operating      Capital
 --------------------                        -----       ---------      -------
                                                  (In thousands of dollars)

 2000                                      $ 60,728      $ 37,715      $ 23,013
 2001                                        58,308        36,908        21,400
 2002                                        53,080        34,172        18,908
 2003                                        47,183        30,204        16,979
 2004                                        42,037        27,557        14,480
 Later years                                295,008       198,633        96,375
                                           --------      --------      --------

 Total minimum lease payments              $556,344      $365,189       191,155
                                           ========      ========
 Less: Executory costs                                                     (477)
                                                                       --------

 Net minimum capital lease payments                                     190,678
 Less: Estimated amount
   representing interest                                                (81,133)

 Present value of net minimum capital
   lease payments                                                       109,545
 Less: Current portion                                                  (11,516)

 Long-term obligations under capital lease at
   January 30, 1999                                                    $ 98,029
                                                                       ========

         Future gross minimum rentals include $34.5 million in lease payments for stores closed or slated to be closed under the Company's Store Rationalization Program. Future minimum rentals have not been reduced by minimum sublease rental income of $36.4 million due in the future under noncancelable subleases.

         During Fiscal 1999, 1998 and 1997, the Company incurred capital lease obligations of $0, $0.4 million and $24.1 million, respectively, in connection with lease agreements for buildings and equipment. Minimum rental payments and related executory costs for operating leases were as follows:

                                                 Fiscal Year Ended
                                      January 30,     January 31,   February 1,
                                         1999            1998          1997
                                      ----------      ----------    ----------
                                              (In thousands of dollars)

Minimum rentals and executory costs   $   46,250      $   44,560    $   45,067
Contingent rentals                         3,082           2,691         2,760
Less: Sublease payments                  (10,865)         (9,577)      (10,086)
                                      ----------      ----------    ----------
Net rental payments                   $   38,467      $   37,674    $   37,741
                                      ==========      ==========    ==========


NOTE 7 -- RESTRUCTURING CHARGES:

         During Fiscal 1998 the Company recorded pre-tax charges of $18.2 million ($10.7 million, net of tax). The special charges consist of (a) $12.6 million associated with a management reorganization and related corporate actions, and (b) $5.6 million associated with the retention of corporate executives. These charges are included in the restructuring charges and selling and administrative expenses lines of the Consolidated Statement of Operations as described below.

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

         Selling and administrative expenses for Fiscal 1998 included pre-tax special charges of (a) $5.6 million incurred in connection with the retention of corporate executives (consisting of $3.4 million paid to hired executives primarily to reimburse them for loss of benefits under arrangements with their prior employers and $2.2 million of relocation and other miscellaneous expenses associated with their retention), and (b) $1.9 million of other costs recorded in connection with management reorganization and related corporate actions.

         The accrued liability related to the special charges was $2.1 million at January 31, 1998 and was paid during Fiscal 1999.

NOTE 8 -- GAIN ON SALE OF SANI-DAIRY:

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

NOTE 9 -- UNUSUAL ITEMS:

         To strengthen Penn Traffic financially, since the middle of last year the Company has undertaken a store rationalization program (the "Store Rationalization Program") to divest itself of certain marketing areas, principally in northeastern Pennsylvania where performance and market position were the weakest relative to Penn Traffic's other retail stores, and to close other underperforming stores. The Store Rationalization Program involves selling 18 stores in eastern Pennsylvania and Ohio and closing an additional 38 generally unprofitable stores.

         For the 52-week period ended January 30, 1999 ("Fiscal 1999"), the Company recorded special charges (as described below) of $69.3 million primarily related to (a) the decision to close 38 of its stores as part of the Company's Store Rationalization Program, (b) severance and other miscellaneous employee expenses related to the Company's Store Rationalization Program, (c) a gain related to the sale of 13 stores and certain other real estate pursuant to its Store Rationalization Program and (d) professional fees and other miscellaneous costs associated with the Company's proposed debt restructuring:

(a) During Fiscal 1999, the Company recorded a charge of $75.4 million in connection with the decision to close 38 of its stores as part of its Store Rationalization Program. This charge is comprised of a write-down of fixed assets ($16.8 million), a write-off of goodwill ($20.7 million), net present value of future lease costs ($26.8 million), inventory markdowns ($8.0 million) and other miscellaneous expenses ($3.1 million). Of the 38 stores to be closed, 17 were closed by year end and the remainder are expected to be closed by the end of 1999. Revenues for these 38 stores were $197.9 million for Fiscal 1999 (this amount takes into account that 17 of these 38 stores did not operate for the entire 52-week period).

(b) During Fiscal 1999, the Company recorded $5.5 million of severance and other miscellaneous employee expenses associated with the Company's Store Rationalization Program.

(c) During Fiscal 1999, the Company recorded a net gain of $12.7 million related to the sale of 13 of its stores and certain other real estate pursuant to its Store Rationalization Program.

(d) During Fiscal 1999, the Company also recorded $1.1 million of professional fees and other miscellaneous costs associated with the Company's proposed debt restructuring.

         All of these items are included in the unusual items account except for inventory markdowns, which are included in cost of sales. At January 30, 1999, the accrued liability related to these charges was $48.7 million. This amount is principally related to future lease costs and severance; $31.6 million of the accrued liability is a noncurrent liability.

NOTE 10 -- ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS:

         The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, during the fourth quarter of Fiscal 1999, based upon a comprehensive review of the Company's long-lived assets the Company recorded a noncash charge of $52.3 million primarily related to the write-down of a portion of the recorded asset values of 14 of the Company's supermarkets that were operating as of January 30, 1999 (including allocable goodwill) to estimated realizable values. The 14 supermarkets are located throughout the Company's trading area.

         During June 1998, the Company announced its plans for realizing value from certain of its Pennsylvania Bi-Lo stores and related wholesale operations. The Company recorded a noncash charge of $91.5 million to write down the carrying amounts of 22 stores held for sale (including allocable goodwill) at October 31, 1998 to estimated realizable values. Since October 31, 1998, the Company has revised its Store Rationalization Program and decided to continue to operate six of these stores and close two of them. The Company has continued to depreciate the stores held for sale in the normal course of business.

         During Fiscal 1999, 9 of these stores were sold yielding cash proceeds of $7.4 million and a gain of $0.2 million. At January 30, 1999, 5 stores with a net book value of $15.3 million were held for sale. Subsequent to year end, 4 of these stores were sold for cash proceeds of approximately $16 million. Revenues of the 14 stores sold or held for sale were $129.5 million for Fiscal 1999 (these amounts reflect the fact that 9 of these did not operate for the entire 52-week period).

         Based upon a comprehensive review of the Company's long-lived assets, the Company recorded a noncash charge of $27.0 million in Fiscal 1998. This charge primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 12 of the Company's supermarkets that were in operation as of January 31, 1998, as well as certain other real estate. These 12 supermarkets were located throughout the Company's trading area.

         The Company performed a comprehensive review of its long-lived assets as of the end of Fiscal 1997. Based on this review, no additional assets were deemed to be impaired.

NOTE 11 -- STOCKHOLDERS' EQUITY:

         The Company has a Long-term Incentive Plan (the "1993 Plan") and a Performance Incentive Plan (the "1997 Plan"), each of which provides for long-term incentives based upon objective, quantifiable measures of the Company's performance over time through the payment of incentive compensation of the types commonly known as stock options, restricted stock, performance shares and other forms of stock-based incentives such as phantom stock and cash awards. The 1997 Plan was adopted in Fiscal 1998 as the successor to the 1993 Plan. The 1993 Plan was adopted in Fiscal 1994 as the successor to the Company's 1988 Stock Option Plan (the "1988 Plan"). A maximum of 1,500,000 shares of common stock were authorized for grants under the 1997 Plan and 350,000 shares for grants under the 1993 Plan.

         As of January 30, 1999, a total of 1,063,450 options to purchase shares of the Company's common stock (with exercise prices ranging from $1.25 to $9.31 per option share) were outstanding under the Company's 1997 Plan. As of January 30, 1999, 320,780 of those shares were currently exercisable. At January 30, 1999, 435,400 shares of common stock remained available for future grants under the 1997 Plan.

         As of January 30, 1999, 125,000 shares authorized under the 1993 Plan had been used in grants of restricted stock; 225,000 shares were available at that date for future grants. Since the required EBITDA levels were not achieved, 129,100 shares of the restricted stock granted in prior years were forfeited during Fiscal 1999. The vesting requirements for 125,000 shares of restricted stock relate to improvement in the market value of the Company's common stock. Those shares would become vested if, for a period of ten consecutive trading days, the closing price of shares of the Company's common stock is at least $14.00 per share during the period from August 15, 1998, through August 14, 1999; $16.00 per share during the period from August 15, 1999, through August 14, 2000; $18.00 per share during the period from August 15, 2000, through August 14, 2001; $20.00 per share during the period from August 15, 2001, through August 14, 2002; or upon a change in control (as defined). Those shares will be forfeited to the Company if not vested by August 14, 2002.

         As of January 30, 1999, unearned compensation was credited in the amount of $1.6 million to reflect the impact of the outstanding restricted shares. Unearned compensation, which is shown as a separate component of stockholders' equity, will be expensed as the compensation is earned.

         As of January 30, 1999, a total of 94,390 options to purchase shares of the Company's common stock (with exercise prices ranging from $12.88 to $28.13 per option share) were outstanding under the Company's 1988 Plan. As of January 30, 1999 all of those shares were exercisable.

         The Company also has a stock option plan for directors (the "Directors' Plan") pursuant to which each director of the Company who is not an employee of the Company receives as of the date of appointment to the Board of Directors, and thereafter annually, as of the first business day after the conclusion of each Annual Meeting of Stockholders of the Company, an option to purchase 1,500 shares of common stock (subject to antidilution adjustments) at a price equal to the fair market value (as defined in the Directors' Plan) of such shares on the date of grant. At January 30, 1999, an additional 32,000 shares of common stock are reserved for issuance under the Directors' Plan.

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

         A summary of the status of the Company's 1988 Plan, 1993 Plan and 1997 Plan, as of February 1, 1997, January 31, 1998, and January 30, 1999, and changes during the years ended on those dates is presented below:


                       Fiscal 1997          Fiscal 1998          Fiscal 1999
                    ------------------   ------------------   ------------------
                             Weighted-            Weighted-            Weighted-
                              Average              Average              Average
1988/1993/1997               Exercise             Exercise             Exercise
Plan Options          Shares    Price      Shares    Price      Shares    Price
--------------      ---------  -------   ---------  -------   ---------  -------
Outstanding at
  beginning of year   226,094   $19.57     210,983   $19.86   1,237,413   $ 8.16
Granted                                  1,100,100     6.42     523,000     1.34
Exercised              (5,592)   12.50      (1,150)    7.69
Forfeited              (9,519)   17.14     (72,520)   15.83    (602,573)    6.12
                      -------            ---------            ---------
Outstanding at
  end of year         210,983   $19.86   1,237,413   $ 8.16   1,157,840   $ 6.14
                      =======            =========            =========
Options exercisable
  at year-end         209,783   $19.72     383,141   $12.12     415,170   $ 9.68
                      =======            =========            =========

         As of January 30, 1999, the 1,157,840 options outstanding under the 1988 Plan, the 1993 Plan, and the 1997 Plan have exercise prices between $1.25 and $28.13 and a weighted-average remaining contractual life of 8.6 years.

         A summary of the status of the Company's Directors' Plan as of February 1, 1997, January 31, 1998, and January 30, 1999, and changes during the years ended on those dates is presented below:

                       Fiscal 1997          Fiscal 1998          Fiscal 1999
                    ------------------   ------------------   ------------------
                             Weighted-            Weighted-            Weighted-
                              Average              Average              Average
Directors' Plan              Exercise             Exercise             Exercise
Options              Shares     Price     Shares     Price     Shares     Price
---------------     ---------  -------   ---------  -------   ---------  -------
Outstanding at
  beginning of year    42,000   $30.97      48,000   $28.43      54,000   $26.04
Granted                 6,000    10.63       6,000     6.94       6,000     3.59
Exercised
Forfeited

Outstanding at
  end of year          48,000   $28.43      54,000   $26.04      60,000   $23.79
                       ======               ======               ======

Options exercisable
  at year-end          48,000   $28.43      54,000   $26.04      60,000   $23.79
                       ======               ======               ======

         As of January 30, 1999, the 60,000 options outstanding under the Directors' Plan have exercise prices between $3.59 and $42.00 and a weighted-average remaining contractual life of 5.1 years.

         The following table summarizes information about stock options outstanding at January 30, 1999:

                          Options Outstanding           Options Exercisable

                               Weighted-                           Weighted-
                               Average    Remaining                Average
Exercise Price       Shares     Price       Life        Shares      Price
--------------       ------     -----       ----        ------      -----
Less than $5         529,000    $ 1.36       9.8        110,600     $ 1.46
$5 to $10            546,450      7.79       8.5        222,180       7.78
Greater than $10     142,390     24.98       2.8        142,390      24.98


         Upon consummation of the Plan, all outstanding stock options will be canceled.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), defines a fair value based method of accounting for an employee stock option by which compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", by which compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. The Company has elected to continue to account for its stock-based compensation plans under the provisions of APB 25. No compensation expense has been recognized in the accompanying financial statements relative to the Company's stock option plans.

         Pro forma information regarding net (loss) and (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted in Fiscal 1999 was $1.05. The fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: Risk-free interest rate of 4.97%; volatility factor of the expected market price of the Company's common stock of 75.0%; a weighted-average expected life of the option of eight years; and that no dividends would be paid on common stock.

         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for Fiscal 1998 and Fiscal 1999 follows (in thousands, except for earnings per share information):


                                        Fiscal 1998     Fiscal 1999
                                        -----------     -----------
    Net (loss) - as reported             $ (61,126)      $(317,094)

    Net (loss) - pro forma                 (62,331)       (317,233)

    Net (loss) per share - as reported:
      Basic and diluted                      (5.78)         (30.00)

    Net (loss) per share - pro forma:
      Basic and diluted                      (5.89)         (30.01)

         The pro forma disclosures include only options granted during Fiscal 1998 and Fiscal 1999. Options granted in Fiscal 1997 were immaterial and therefore the pro forma effect is not presented.

         At January 30, 1999, certain persons affiliated or previously affiliated with Miller Tabak Hirsch + Co. ("MTH") held warrants to purchase 289,000 shares at $14.00 per share, ("Warrants"). The Warrants were issued in June 1988 and are exercisable until June 23, 2001. None of the Warrants has been exercised or forfeited since the date of grant; however, upon consummation of the Plan, all outstanding warrants will be canceled.

         In October 1995, the Company's Board of Directors authorized the repurchase by the Company of up to 500,000 shares of its outstanding common stock, either in the open market or in private transactions. Shares which are repurchased will be available for issuance upon exercise of outstanding options which have been granted under the Company's equity incentive programs and for other corporate purposes. The Company did not purchase any shares during Fiscal 1999, Fiscal 1998, or Fiscal 1997. During Fiscal 1996, the Company purchased 45,200 shares at a cost of approximately $0.6 million which shares are being held in treasury.

NOTE 12 -- NET (LOSS) PER SHARE

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

                                                  1999         1998        1997
                                                 ------       ------      -----
   Shares used in the calculation of
     Basic EPS (weighted average
     shares outstanding)                         10,570       10,570      10,570

   Effect of dilutive potential securities            0            0           0

   Shares used in the calculation of
     Diluted EPS                                 10,570       10,570      10,570
                                                 ======       ======      ======

The Fiscal 1999, 1998 and 1997 calculations of diluted EPS exclude the effect of incremental dilutive potential securities aggregating approximately 20,000, 203,000 and 4,000 shares, respectively, because they would have been antidilutive given the net loss for the year. The shares used in the calculation of diluted EPS exclude options and warrants to purchase shares whenever the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 1,487,000, 1,377,000 and 544,000 in Fiscal 1999, 1998 and 1997, respectively.

NOTE 13 -- EQUITY INVESTMENT:

         In 1989, Penn Traffic acquired an indirect ownership interest in the common stock of the parent company of The Grand Union Company ("Grand Union"), which is engaged in the food retailing business. Penn Traffic's equity interest in Grand Union's parent company became worthless as the result of Grand Union's filing of a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in January 1995.

         See Note 14 - Related Parties for a description of certain relationships between Penn Traffic and Grand Union.

NOTE 14 -- RELATED PARTIES:

         During Fiscal 1999, the Company's Chairman and Vice Chairman of the Board of Directors served as a general partner of the managing partner of MTH and Executive Vice President of MTH, respectively. During Fiscal 1999, Fiscal 1998 and Fiscal 1997 the Company paid MTH fees of $1,437,000, $1,437,000 and $1,405,600, respectively for financial consulting and business management services provided by MTH to the Company. During Fiscal 1998, in consideration for services rendered in connection with the sale of the Company's Sani-Dairy operation, the Company agreed to extend the expiration date of the Warrants from June 23, 1998, to June 23, 2001. See Note 11 concerning issuance of options, warrants and restricted stock to officers and directors of the Company.

         On February 28, 1999, the Company terminated its agreement with MTH and on March 1, 1999, the Company engaged the services of Hirsch & Fox LLC (an entity formed by the Company's Chairman and Vice Chairman) to provide similar financial consulting and business management services during the pendency of the Bankruptcy Cases, for which the Company will pay Hirsch & Fox LLC a management fee at an annual rate of $1.45 million. On the effective date of the Plan, the Company and Hirsch & Fox LLC will enter into a new two-year management agreement. Pursuant to the new management agreement, Hirsch & Fox LLC will provide the services of the principals of Hirsch & Fox LLC as Chairman and Vice Chairman, respectively, of the Executive Committee of the Company. In return for these services, Hirsch & Fox LLC will receive management fees at an annual rate of $1.45 million.

         On July 30, 1990, P&C (then a subsidiary and now a division of Penn Traffic) and Grand Union entered into an agreement (the "New England Operating Agreement") whereby Grand Union acquired the right to operate 13 P&C stores located in New England under the Grand Union name until July 2000. Pursuant to the New England Operating Agreement, Grand Union agreed to pay Penn Traffic (as the successor of P&C, which was merged into the Company in April 1993) a minimum annual fee averaging $10.7 million per year during the 10-year term and, beginning with the year commencing July 31, 1992, to pay Penn Traffic additional contingent fees of up to a specific amount per year (currently $1.2 million) based on sales performance of the stores operated by Grand Union. In July 1992, Penn Traffic received a $15 million prepayment of an operating fee from Grand Union pursuant to the terms of the New England Operating Agreement. This prepayment reduced the future payments that Grand Union makes to Penn Traffic pursuant to the terms of the New England Operating Agreement by approximately $3.2 million per year. The Total Revenues line of the Consolidated Statement of Operations includes pretax operating fees of $12.1 million for the fiscal year ended January 30, 1999, $11.2 million for the fiscal year ended January 31, 1998, and $11.2 million for the fiscal year ended February 1, 1997.

         At the expiration of the 10-year term of the New England Operating Agreement, Grand Union has the right to extend the term of the New England Operating Agreement for an additional five years at defined operating fees. Penn Traffic also granted Grand Union an option (the "Purchase Option") to purchase the stores operated by Grand Union under the New England Operating Agreement. Grand Union paid Penn Traffic $7.5 million for the Purchase Option, which provides that from July 30, 1998 until the expiration of the term (or the extended term) of the New England Operating Agreement, Grand Union may purchase the stores operated under the New England Operating Agreement from Penn Traffic for a purchase price equal to the greater of $55 million or the amount produced under a formula based upon the stores' cash flow, provided that the purchase price shall not exceed $95 million. Grand Union has not exercised the Purchase Option.

         If Grand Union does not extend the initial term of the New England Operating Agreement at its expiration in July 2000, or does not exercise the Purchase Option prior to the expiration of the term (or the extended term), or in the event of a default by Grand Union in the performance of its obligations pursuant to the New England Operating Agreement, the stores operated by Grand Union pursuant to the New England Operating Agreement (currently 9 stores) will be returned to Penn Traffic.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Set forth below are the names, ages and positions with the Company of Directors and Executive Officers of the Company as of the date hereof. Upon consummation of the Plan, the Board of Directors will be reconstituted in the manner described in the Plan.

        Name              Age          Position with Penn Traffic
        ----              ---          --------------------------

Gary D. Hirsch             49          Chairman and Director

Martin A. Fox              45          Director, Vice Chairman - Finance
                                        and Assistant Secretary

Joseph V. Fisher           56          President and Chief Executive
                                        Officer

Robert J. Davis            45          Senior Vice President - Chief
                                        Financial Officer and
                                        Assistant Secretary

Francis D. Price, Jr.      49          Vice President, General Counsel
                                        and Secretary

Randy P. Martin            43          Vice President - Finance and
                                        Chief Accounting Officer

Eugene A. DePalma          63          Director

Susan E. Engel             52          Director

Claude J. Incaudo          65          Director

James A. Lash              54          Director

Harold S. Poster           54          Director

Richard D. Segal           45          Director


Mr. Hirsch has been a Director and Chairman of Penn Traffic since 1987 with his current term expiring in 2001. From September 1996 until April 1, 1997, Mr. Hirsch served as Chief Executive Officer of the Company. From 1982 until 1999, Mr. Hirsch was a general partner of the managing partner of MTH (broker-dealer) and from 1983 to 1999, a Managing Director of MTH Holdings, Inc. ("MTH Holdings"). He is Chairman, President and a Director of RAC Partners, Inc. ("RAC Partners"), the sole general partner of Riverside Acquisition Company, Limited Partnership ("RAC"). Mr. Hirsch was Chairman and a Director of Grand Union Holdings Corporation ("Grand Union Holdings") (food distribution holding company) between 1989 and March 1996 and of certain of Grand Union Holdings' subsidiaries for certain periods between 1992 and March 1996.

Mr. Fox has been Director and Vice Chairman - Finance since February 1993 with his current term expiring in 1999. Mr. Fox was a Vice President of the Company from 1989 until February 1993. Mr. Fox has been Assistant Secretary of Penn Traffic since 1989. Mr. Fox was an Executive Vice President of MTH from 1988 until 1999. Mr. Fox was a Vice President of Grand Union Holdings between 1989 and March 1996, a Director of Grand Union Holdings between 1992 and March 1996 and a Director and Vice President of certain of Grand Union Holdings' subsidiaries for certain periods between 1989 and March 1996.

Mr. Fisher has been a Director and the President and Chief Executive Officer of the Company since November 1998. From 1992 to November 1998 Mr. Fisher worked for Big V Supermarkets Inc. ("Big V"), a regional supermarket company operating primarily under the ShopRite name, in various management positions, including President and Chief Executive Officer (from 1995 to 1998), Executive Vice President-Marketing and Operations and Chief Operating Officer (from 1994 to
1995), Senior Vice President-Marketing and Operations (from 1993 to 1994) and Vice President-Store Operations (from 1992 to 1993). He also served as a Director of Big V from 1993 to 1998. Prior to joining Big V, Mr. Fisher worked for Purity Supreme, Inc. (supermarkets) from 1973 to 1991 in various management positions including Senior Vice President-Supermarkets from 1985 to 1991.

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

Mr. Martin has been Vice President-Finance and Chief Accounting Officer of Penn Traffic since January 1999. From November 1997 until January 1999 he served as Vice President of Strategic Planning and Treasurer. From September 1993 to November 1997 Mr. Martin served as the Company's Director of Taxes. Prior to 1993 Mr. Martin was employed at Price Waterhouse, most recently as Senior Tax Manager.

Mr. DePalma has been a Director since 1987 with his current term expiring in 2000. Mr. DePalma has been engaged in the management of private affairs since May 1998. From January 1998 to May 1998, he was President and Chief Executive Officer of Preferred Credit Corporation (mortgage lending).
Mr. DePalma was the President and Chief Executive Officer of Quorum Group, Inc. (litigation support services) from May 1996 to December 1997. From April 1994 until December 1995, Mr. DePalma was Chief Executive Officer of Sausage Acquisition Company (food processing). From October 1991 until April 1994, Mr. DePalma was engaged in the management of private affairs. Mr. DePalma was Vice President, Sales for Teledyne Continental Motors from January 1991 until October 1991.

Ms. Engel has been a Director since 1993 with her current term expiring in 2000. Ms. Engel has been the Chairwoman and Chief Executive Officer of Department 56, Inc. (collectibles and giftware) since September 1997. Prior thereto she was President and Chief Executive Officer (since November 1996) and President and Chief Operating Officer (since September 1994). Ms. Engel has been a Director of K2 Inc. (manufacture and distribution of sporting goods) since August 1996 and of Piper Jaffray, Inc. (brokerage) since April 1997. From September 1993 until September 1994, Ms. Engel was engaged in the management of private affairs. From July 1991 until September 1993, Ms. Engel served as President and Chief Executive Officer of Champion Products (manufacture and distribution of active wear), a division of Sara Lee Corporation. She was a Vice President and Partner with Booz Allen & Hamilton, Inc. ("Booz Allen") (management consulting) from 1986 until October 1991, where she led the firm's retail consulting practice in the eastern United States. Ms. Engel held various other positions with Booz Allen between 1977 and 1986.

Mr. Incaudo has been a Director since 1988 with his current term expiring in 2000. Mr. Incaudo served as acting President and Chief Executive Officer from August 1998 until November 1998. Prior to that, Mr. Incaudo had been engaged in the management of private affairs since February 1997. Mr. Incaudo was engaged as a consultant to the Company from January 1995 until February 1997. From February 1990 until January 1995, Mr. Incaudo was President and Chief Executive Officer of the Company. Mr. Incaudo was the President of the Company's P&C division between 1982 and April 1993. Mr. Incaudo was a Director of Grand Union Holdings between 1992 and March 1996.

Mr. Lash has been a Director since 1996 with his current term expiring in 2001. Mr. Lash is an investor in various enterprises and served as a consultant to the Company from 1987 until January 1998. He was Chairman and Chief Executive Officer of Reading Tube Corporation (copper tubing) from 1982 until September 1996.

Mr. Poster has been a Director since 1988 with his current term expiring in 1999. Mr. Poster has been a partner in the law firm of Gilmartin, Poster
& Shafto since July 1991. Prior to joining Gilmartin, Poster & Shafto, he was engaged in the practice of law.

Mr. Segal has been a Director since 1988 with his current term expiring in 2001. Mr. Segal has been Chairman and/or Chief Executive Officer of Seavest, Inc. (investment management) since 1981, Chairman of Encore Company, Inc. (investment banking) since 1983 and managing general partner of Seavest Partners (investment portfolio management) since 1980. Mr. Segal has been a Director of Hudson General, Inc. (aviation services) since 1978.

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

There are no family relationships between any of the Directors or the Executive Officers. All of the Executive Officers were Executive Officers of the Company on March 1, 1999, the date the Bankruptcy Cases were commenced.

ITEM 11. EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors has the responsibility to ensure that the compensation practices of the Company are competitive and effectively designed to attract, retain and motivate executive officers whose contributions are critical to the long-term success of the Company. The Company uses a total compensation program that consists of annual compensation paid in the form of salary and cash bonuses under short-term incentive plans, and compensation paid under long-term incentive plans and options awarded under the 1997 Plan. The Compensation Committee of the Board of Directors is currently composed of Messrs. Segal (Chairman) and DePalma.

EXECUTIVE COMPENSATION

         See "Management Agreement" for a description of the agreement pursuant to which MTH has provided financial consulting and business management services to the Company in the past, and a description of the agreements with Hirsch & Fox LLC to provide similar services to the Company in the future. During Fiscal 1999, Mr. Hirsch was a general partner of and the managing general partner of MTH and Mr. Fox was an executive officer of MTH. From September 1996 until April 1, 1997, Mr. Hirsch acted as Chief Executive Officer of the Company but received no salary or bonus from the Company for such service.

         The following table sets forth the compensation paid or accrued by the Company to (a) persons serving as President and Chief Executive Officer of the Company during Fiscal 1999 and (b) each of the four other most highly compensated executive officers of the Company during Fiscal 1999 for services rendered to the Company in all capacities during Fiscal 1997, 1998 and 1999 (collectively, the "Named Executive Officers").

                           Summary Compensation Table
                           --------------------------

                                                                             Long-Term
                                                                            Compensation
                                                 Annual Compensation           Awards
                                                                        Restricted  Securities       All
                                                                          Stock     Underlying      Other
            Name and Principal                    Salary     Bonus       Award(s)   Options/    Compensation
                 Position                  Year     ($)       ($)         ($)(2)   SAR's (#)(3)    ($)(4)
---------------------------------------    ----  --------  ----------   --------   -----------  -------------
Joseph V. Fisher                           1999  $ 96,154  $   48,072    $     0     500,000    $1,060,000(5)
  President and Chief Executive Officer
  (Effective November 23, 1998)

Claude J. Incaudo                          1999  $      0  $        0    $     0           0    $  232,300(10)
  Acting President and Chief               1998         0           0          0           0        24,000(11)
  Executive Officer                        1997         0           0          0           0       169,000(12)
  (August 7, 1998 through
   November 22, 1998)

Phillip E. Hawkins                         1999  $230,466  $   18,974    $     0           0    $  550,000(6)
  Former President and Chief               1998   382,448     225,000          0     400,000     2,542,613(7)
  Executive Officer
  (Through July 31, 1998)

Nick Campbell                              1999  $195,912  $    6,227    $     0           0    $      273(8)
  Former Senior Vice President,            1998   177,659      10,000          0      30,000             0
  Marketing (1)                            1997   122,854           0          0           0         5,241(9)

Robert J. Davis                            1999  $190,015  $    6,227    $     0           0    $      335(8)
  Senior Vice President and Chief          1998   175,320      35,000          0      30,000             0
  Financial Officer                        1997   112,231           0          0           0             0

Charles G. Bostwick                        1999  $141,902  $   28,434    $     0      15,000    $   57,913(9)
  Vice President and Chief
  Information Officer

Francis D. Price, Jr.                      1999  $155,376  $    4,357    $     0           0    $      178(8)
  Vice President, General Counsel          1998   152,659      20,277          0      10,000             0
  and Secretary                            1997   138,552      24,585          0           0             0

-------------

 (1)     Mr. Campbell resigned his position with the Company on April 19, 1999.

 (2) Awards made pursuant to the 1993 Plan of shares of restricted stock. None of the Named Executive Officers currently holds any shares of restricted stock.

 (3) Messrs. Bostwick and Fisher were awarded in Fiscal 1999, pursuant to the 1997 Plan, options to purchase 15,000 and 500,000 shares, respectively, of Common Stock at $3.25 and $1.25 per share, respectively. These options are currently exercisable for up to 20% of the total number of shares subject to the options, and the remaining 80% are scheduled to vest in four equal installments on June 4 and November 23, respectively, of each of 1999, 2000, 2001 and 2002. Mr. Hawkins was awarded, pursuant to the 1993 Plan and the 1997 Plan, respectively, options to purchase 36,900 and 363,100 shares of Common Stock at $4.0625 per share. All of these options were forfeited during Fiscal 1999 after Mr. Hawkins left the Company. In Fiscal 1998, Messrs. Campbell and Davis each received 30,000 options and Mr. Price received 10,000 options under the 1997 Performance Incentive Plan to purchase Common Stock at $7.6875 per share. Such options, all of which are subject to vesting limitations, are currently exercisable for up to 40% of the total number of shares subject to the options with the remaining 60% vesting in three equal installments on July 24 of each of 1999, 2000 and 2001.

 (4) During Fiscal 1998, the Company gave written assurances to certain key members of middle and senior management of the Company (including Messrs. Campbell, Price and Davis) that in the event of an involuntary termination of employment (other than for certain stated causes) prior to December 31, 1999, their salary and benefits would be continued for periods of up to eighteen months following termination.

 (5) Includes $1 million in the form of a signing bonus paid to Mr. Fisher upon the commencement of his employment with the Company. Also includes interest and principal forgiven in Fiscal 1999 relating to a $1 million loan to Mr. Fisher, which as part of his employment agreement will be forgiven over 12 consecutive quarterly periods (or immediately, in the event Mr. Fisher terminates his employment for "good reason", is terminated for reasons other than "cause", or in certain circumstances following a change in control).

 (6) Compensation for severance in connection with Mr. Hawkins' termination as of July 31, 1998. See also "Severance Agreement with Phillip E. Hawkins" below.

 (7) Includes amounts paid by the Company in Fiscal 1998 to Mr. Hawkins in consideration of his loss of benefits at his prior employment and incidental costs incurred by Mr. Hawkins as a result of entering into an employment agreement with and being employed by the Company. Also includes $239,613 reimbursed to Mr. Hawkins for certain relocation expenses he incurred in connection with his relocation to Syracuse, New York.

 (8) Includes Company - sponsored contributions to the 401(k) Plan under which company sponsored contributions began June 1, 1998 in connection with the new Penn Traffic Cash Balance Pension Plan.

 (9)     Includes compensation for certain relocation expenses.

(10) Includes compensation paid to Mr. Incaudo in as follows; $157,300 in fees for serving as acting-President from August to November 1998, $25,000 in fees for serving as a Director and $50,000 as a Board-directed bonus in appreciation for contributions made during Fiscal 1999.

(11) Includes $24,000 in fees paid to Mr. Incaudo in a non-employee capacity for serving as a Director.

(12) Includes compensation paid to Mr. Incaudo in a non-employee capacity as follows; $150,000 in consulting fees and $19,000 in fees for serving as a Director.

CASH BONUS PLANS

         Cash bonuses are paid to executive officers under the Company's Corporate Incentive Plan. Participants in the Corporate Incentive Plan are determined by the Board of Directors upon recommendation of the Compensation Committee. Target bonus opportunities under the Corporate Incentive Plan are based on achievement of previously established financial results for the Company, and on achievement of individual objectives.

         For Fiscal 1999, no bonuses were paid pursuant to the Corporate Incentive Plan. Some bonuses were paid in Fiscal 1998 and 1999 in appreciation for contributions made during those years by selected officers. These amounts are included in the "Bonus" column of the Summary Compensation Table.

LONG-TERM INCENTIVE PLANS

         In addition to annual compensation, the Company provides to certain of its officers, employees and independent contractors long-term incentive compensation under the Company's 1993 Plan, which was adopted in March 1993 as the successor to the Company's 1988 Stock Option Plan.

         The 1993 Plan was approved by the vote of a majority of the stockholders of the Company at the 1993 Annual Meeting of Stockholders. The 1993 Plan permits the Company to provide incentive compensation of the types commonly known as restricted stock, stock options, stock appreciation rights, and phantom stock, as well as other types of incentive compensation. All awards under the 1993 Plan were made in the form of awards of shares of restricted stock or awards of options to purchase shares of Common Stock. The 1993 Plan provided that a maximum of 350,000 shares of Common Stock could be granted to participants under the 1993 Plan and/or purchased pursuant to stock options granted under the 1993 Plan, subject to antidilution and other adjustments specified in the 1993 Plan.

         As described below ("Compensation of Directors") the vesting requirements for 125,000 shares of restricted stock have been amended to vest only upon attainment of certain specified market values of the Company's Common Stock or upon a change of control (as defined). 129,100 shares of restricted stock not included in the aforementioned amendment were forfeited in Fiscal 1999 since required EBITDA levels were not achieved. As of January 30, 1999, 225,000 shares were available for future grants under the 1993 Plan.

         On June 3, 1997, the Shareholders approved the adoption by the Board of Directors of the 1997 Plan. The 1997 Plan permits the Company to provide incentive compensation of the types commonly known as restricted stock, stock options, stock appreciation rights, and phantom stock, as well as other types of incentive compensation. All awards made to date under the 1997 Plan have been in the form of stock options. Options are presently outstanding for 1,063,450 shares of the total of 1,500,000 shares authorized for grant under the 1997 Plan.

         Upon consummation of the Plan, all outstanding stock options will be canceled.

         The following Option Grants Table sets forth, as to the Named Executive Officers, certain information related to stock options granted during Fiscal 1999:

                        Options/SAR Grants In Fiscal 1999
                        ---------------------------------

                                                                                                     (1)
                                                                                                  Potential
                                                                                             Realizable Value at
                                                                                                Assumed Annual
                                                                                            Rates of Stock Price
                                                                                                Appreciation
                              Individual Grants                                                for Option Term
------------------------------------------------------------------------------------------- --------------------
                                        Number of   % of Total
                                       Securities  Options/SARs
                                       Underlying   Granted to  Exercise
                                      Options/SARs  Employees    or Base
                                        Granted     in Fiscal     Price      Expiration
            Name                          (#)          Year      ($/Sh)         Date         5% ($)    10% ($)
------------------------------------- ------------ ------------ --------- ----------------- --------  ----------
Joseph V. Fisher                        500,000      94.52%       $1.25   November 22, 2008 $393,059  $996,089

Claude J. Incaudo                             0       N/A          N/A           N/A           N/A       N/A

Phillip E. Hawkins                            0       N/A          N/A           N/A           N/A       N/A

Robert J. Davis                               0       N/A          N/A           N/A           N/A       N/A

Nick Campbell                                 0       N/A          N/A           N/A           N/A       N/A

Charles G. Bostwick                      15,000       2.84%       $3.25     June 3, 2008    $ 30,659  $ 77,695

Francis D. Price, Jr.                         0       N/A          N/A           N/A           N/A       N/A

(1) The value of the Common Stock was $0.7812 per share based upon the trading value of the Common Stock as of January 30, 1999. Based upon the exercise prices, the amounts shown in these columns are the potential realizable value of options granted at assumed rates of stock price appreciation (5% and 10%, as set by the executive compensation disclosure provisions of the rules of the Securities and Exchange Commission) compounded annually over the option term and have not been discounted to reflect the present value of such amounts. The assumed rates of stock price appreciation are not intended to forecast the future appreciation of the Common Stock.

                         Aggregated Option/SAR Exercises
                         In Last Fiscal Year, and FY-End
                               Options/SAR Values

         The following table sets forth information concerning the value of unexercised options held by each of the persons named in the Summary Compensation Table, as of January 30, 1999. No options were exercised by such persons during Fiscal 1999.

                                                     Number of Securities
                                                    Underlying Unexercised          Value of Unexercised
                                                   Options/SARs at FY-End         In-the-Money Options/SARs
                                                             (#)                        At FY-End ($)
Name                                             Exercisable   Unexercisable   Exercisable(1)   Unexercisable(1)
----                                             -----------   -------------   -----------      -------------
Joseph V. Fisher                                   100,000        400,000           N/A              N/A

Claude J. Incaudo                                   50,000              0           N/A              N/A

Phillip E. Hawkins                                       0              0           N/A              N/A

Nick Campbell                                       12,800(2)      18,000(2)        N/A              N/A

Robert J. Davis                                     12,000         18,000           N/A              N/A

Charles G. Bostwick                                  3,000         12,000           N/A              N/A

Francis D. Price, Jr.                                5,000          6,000           N/A              N/A

-----------

(1) Based on the fair market value of $0.7812 per share on January 30, 1999.

(2) Will be forfeited if not exercised by June 18, 1999.


PENSION PLANS AND OTHER BENEFIT PLANS

The Penn Traffic Cash Balance Pension Plan

         Messrs. Fisher, Campbell, Davis, Bostwick and Price participate in a tax-qualified, defined benefit pension plan (the "Cash Balance Plan") for all non-union full-time employees of the Company, other than employees subject to a collective bargaining agreement. Mr. Incaudo does not currently participate in the Cash Balance Plan but does receive benefits from past participation. The Cash Balance Plan took affect on June 1, 1998 replacing several other plans covering non-union employees. Under the Cash Balance Plan, employees' pensions are measured by reference to account balances to which credits are made based on a fixed percentage of compensation paid for the year, plus interest at a rate comparable to the yield on long-term treasury securities. Upon retirement, employees are permitted to take a lump-sum distribution equal to their account balance, or receive an annuity benefit, based on formulas set forth in the plan. The estimated annual benefit payable upon retirement at normal retirement age for each of the Named Executive Officers are as follows; Mr. Fisher $9,672, Mr. Campbell $73,056, Mr. Davis $44,688, Mr. Bostwick $31,200, and Mr. Price $53,844. Mr. Incaudo received $37,807 in annual benefits under this plan and its predecessor in each of Fiscal 1999 and 1998, and $40,958 in Fiscal 1997. Mr. Hawkins will receive no benefit as he was not vested prior to his departure.

         In connection with the new Cash Balance Plan effective June 1, 1998, the Company also began making certain matching contributions to its 401(k) profit sharing plan for those employees who are also participants in the Cash Balance Plan. The amounts contributed for the benefit of the Named Executive Officers under this plan are included in the Summary Compensation Table under the heading "All Other Compensation".

Supplemental Retirement Income Plan

         Effective July 1, 1996, Penn Traffic established the Supplemental Retirement Income Plan (the "Supplemental Plan"), an unfunded, non-qualified plan pursuant to which certain employees of the Company will earn an additional retirement benefit. Mr. Campbell, Mr. Davis and Mr. Price are the only persons named in the Summary Compensation Table who participated in the Supplemental Plan in Fiscal 1999. Mr. Incaudo received annual Supplemental Plan benefits of $61,664 in each of Fiscal 1999 and 1998, and $66,803 in Fiscal 1997. Participants in the Supplemental Plan are designated by the Compensation Committee of the Board of Directors, which is responsible for the administration of the Supplemental Plan. The Supplemental Plan provides an annual retirement benefit to a participant with at least 30 years of credited service equal to 40% of the yearly average of the highest aggregate compensation (including salary or wages, bonuses and certain other payments) received by the participant during a period of five consecutive years of employment, less offsets for benefits paid under the Company's other retirement plans.

         Participants are fully vested upon five years of credited service. The projected years of credited service to age 65 for Mr. Campbell, Mr. Davis and Mr. Price are 24, 19 and 15 years, respectively. The annual retirement benefit payable under the Supplemental Plan will be proportionately reduced for participants who retire with fewer than 30 years of credited service and will also be reduced for participants who retire prior to age 65.

                       Supplemental Retirement Plan Table
                       ----------------------------------

                                               Years of Credited Service
                                --------------------------------------------------------
Compensation                       5        10        15        20        25       30
------------                    -------   -------   -------   -------   -------  -------
$125,000                        $ 8,333   $16,667   $25,000   $33,333   $41,667  $50,000
 150,000                         10,000    20,000    30,000    40,000    50,000   60,000
 175,000                         11,667    23,333    35,000    46,667    58,333   70,000
 200,000                         13,333    26,667    40,000    53,333    66,667   80,000
 225,000                         15,000    30,000    45,000    60,000    75,000   90,000
 250,000                         16,667    33,333    50,000    66,667    83,333  100,000
 275,000                         18,333    36,667    55,000    73,333    91,667  110,000
 300,000                         20,000    40,000    60,000    80,000   100,000  120,000
 325,000                         21,667    43,333    65,000    86,667   108,333  130,000
 350,000                         23,333    46,667    70,000    93,333   116,667  140,000
 375,000                         25,000    50,000    75,000   100,000   125,000  150,000
 400,000                         26,667    53,333    80,000   106,667   133,333  160,000
 425,000                         28,333    56,667    85,000   113,333   141,667  170,000
 450,000                         30,000    60,000    90,000   120,000   150,000  180,000
 475,000                         31,667    63,333    95,000   126,667   158,333  190,000
 500,000                         33,333    66,667   100,000   133,333   166,667  200,000
 525,000                         35,000    70,000   105,000   140,000   175,000  210,000
 550,000                         36,667    73,333   110,000   146,667   183,333  220,000
 575,000                         38,333    76,667   115,000   153,333   191,667  230,000
 600,000                         40,000    80,000   120,000   160,000   200,000  240,000
 625,000                         41,667    83,333   125,000   166,667   208,333  250,000
 650,000                         43,333    86,667   130,000   173,333   216,667  260,000
 675,000                         45,000    90,000   135,000   180,000   225,000  270,000
 700,000                         46,667    93,333   140,000   186,667   233,333  280,000

------------

Note: The amounts shown above are subject to offset for benefits paid under the Company's other retirement plans.

COMPENSATION OF DIRECTORS

         In Fiscal 1999, directors who were not regularly employed by the Company received an annual fee of $20,000. Each such director was also paid a fee of $1,000 for attendance at each Board meeting or committee meeting he or she attended and a fee of $500 for each committee meeting held in conjunction with a Board meeting he or she attended. Directors were also paid $1,000 for each full day and $500 for each half day on which they performed duties on behalf of the Board at the request of the Chairman or Chief Executive Officer if such duties required them to be away from their principal place of occupation. Directors who are officers of the Company do not receive fees for attending meetings of the Board of Directors or its committees.

         See "Management Agreement" for a description of the agreement pursuant to which MTH has provided financial consulting and business management services to the Company in the past, and a description of the agreements with Hirsch & Fox LLC to provide similar services to the Company in the future.

         Certain of the Company's directors have been awarded shares of restricted stock under the 1993 Plan, which was approved by the vote of a majority of the stockholders of Penn Traffic at the 1993 Annual Meeting of Stockholders and/or under the 1997 Plan, which was approved by the vote of a majority of the stockholders of Penn Traffic at the 1997 Annual Meeting of Stockholders. During Fiscal 1994, 125,000 shares of restricted stock were awarded under the 1993 Plan to Mr. Hirsch, 15,000 shares of restricted stock were awarded to Mr. Fox and 7,500 shares of restricted stock were awarded to Mr. Lash. These shares were valued at $4.7 million, $0.6 million and $0.3 million, respectively, on the date of grant. Vesting of the shares of restricted stock granted pursuant to such awards was contingent upon attainment, subsequent to the date of grant, of EBITDA levels of $265 million in any period of four consecutive fiscal quarters or $500 million in any period of eight consecutive fiscal quarters. Since such performance levels were not achieved by the end of the fiscal quarter ending May 2, 1998, the shares granted to Messrs. Lash and Fox were forfeited during calendar 1998. The vesting requirements for the shares of restricted stock awarded to Mr. Hirsch were replaced during Fiscal 1998 by vesting requirements related to improvement in the market value of the Company's Common Stock. Those shares of restricted stock will become vested if, for a period of ten consecutive trading days, the closing price of shares of the Company's common stock is at least: $14.00 per share during the period from August 15, 1998 through August 14, 1999; $16.00 per share during the period from August 15, 1999 through August 14, 2000; $18.00 per share during the period from August 15, 2000 through August 14, 2001; or $20.00 per share during the period from August 15, 2001 through August 14, 2002; or upon a change of control (as defined). Those shares of restricted stock will be forfeited to the Company if not vested by August 14, 2002. No other directors have received awards of restricted stock under the 1993 Plan. During Fiscal 1998, options to purchase shares of Common Stock were awarded to Messrs. Fox and Lash in the respective amounts of 50,000 and 15,000 shares, all at an exercise price of $7.6875. The options vest 20% on the date of grant and 20% on each anniversary thereof, vesting fully on the fourth anniversary of the grant, subject to acceleration upon the occurrence of certain events.

         The Penn Traffic Company Amended and Restated Directors' Stock Option Plan (the "Restated Directors' Plan") was adopted by the Board of Directors on April 2, 1996 as the successor to The Penn Traffic Company Directors' Stock Option Plan. The Restated Directors' Plan was approved by the vote of a majority of the stockholders of Penn Traffic at the 1996 Annual Meeting of Stockholders. The Restated Plan provides for the automatic grant to non-employee directors of an option to purchase 1,500 shares of Common Stock (subject to antidilution adjustments) upon appointment to the Board of Directors and thereafter annually as of the first business day after the conclusion of each Annual Meeting of Stockholders, at a price equal to the fair market value of such shares on the date of the grant. On June 5, 1998, pursuant to the Restated Directors' Plan, each of Messrs. DePalma, Poster, Segal and Ms. Engel received an option to purchase 1,500 shares of Common Stock at a price of $3.59 per share.

         In 1988, the Company issued to MTH warrants, exercisable until June 23, 1998, to purchase 289,000 shares of Common Stock at an exercise price of $14.00 per share. On January 20, 1998, the exercise date was extended to June 23, 2001 in consideration of MTH agreeing to forego any fee for investment banking services rendered to the Company in connection with its sale of the Company's Sani-Dairy division. Of the outstanding warrants, 63,800 are owned by Mr. Hirsch, 84,800 by members of his family, 15,000 by Mr. Lash and 13,000 by Mr. Fox. The remaining 112,400 Warrants are owned by certain persons affiliated or previously affiliated with MTH.

         Upon consummation of the Plan, all outstanding stock options and warrants will be canceled.

MANAGEMENT AGREEMENT

         During Fiscal 1999, Penn Traffic engaged MTH to provide financial consulting and business management services, for which MTH received fees of $1,437,000 million. Mr. Hirsch was a general partner of the managing general partner of MTH, and Mr. Fox was an Executive Vice President of MTH during Fiscal 1999.

         On February 28, 1999, the Company terminated its management agreement with MTH and on March 1, 1999, the Company engaged the services of Hirsch & Fox LLC to provide the services of Gary D. Hirsch and Martin A. Fox during the pendency of the Bankruptcy Cases. During this period, Messrs. Hirsch and Fox shall continue in their roles with the Company as Chairman of the Board and Vice Chairman--Finance, respectively, and shall receive a management fee at an annual rate of $1.45 million, payable monthly in advance. Messrs. Hirsch and Fox shall also be entitled during this period to receive expense reimbursement (including travel-related expenses) and to participate in the Company's medical, dental, disability, and life insurance plans maintained during such time for executives of similar stature and rank, and any other plans and benefits, if any, generally maintained by the Company for executives of similar stature and rank, in each case in accordance with the terms and conditions of such plan as from time-to-time in effect or have the Company reimburse Hirsch and Fox for such benefits at an annual cost not to exceed $25,000 per person (pro rated on a monthly basis during such period).

         On the effective date of the Plan (the "Effective Date"), Hirsch & Fox LLC's engagement as described in the paragraph above will terminate and the reorganized Company will immediately thereafter enter into a management agreement with Hirsch & Fox LLC (the "New Management Agreement"). The following is a brief summary of the terms of the New Management Agreement.

         The initial term (the "Initial Term") of the New Management Agreement will be two years from the Effective Date with one automatic two-year renewal period (the "Renewal Term") unless reorganized Penn Traffic or Hirsch & Fox LLC provide timely notice that they do not wish to renew the agreement. Pursuant to the New Management Agreement, Hirsch & Fox LLC will provide the services of Messrs. Hirsch and Fox as Chairman and Vice Chairman, respectively, of the Executive Committee of the Company. Messrs. Hirsch and Fox, together with Mr. Joseph Fisher, the Company's President and Chief Executive Officer, will have all authority customarily delegated to the senior executive officers of a corporation, subject to the oversight and direction of the board of directors. In return for these services, Hirsch & Fox LLC will receive management fees at an annual rate of $1.45 million. In the event, however, that the New Management Agreement is terminated by the Company before the end of the Initial Term or the Renewal Term, as the case may be, for reasons other than "cause" (as such term is defined in the New Management Agreement), the remaining unpaid portion of the aggregate fee to be received by Hirsch & Fox through the end of such term will be accelerated and paid immediately, but Messrs. Hirsch and Fox would not, however, be able to compete with Penn Traffic for the remainder of the applicable term in such event within a specified area near Penn Traffic's stores.

         The New Management Agreement will also provide that Mr. Hirsch will be required within six months from the Effective Date to acquire additional shares of New Common Stock or warrants to purchase shares of New Common Stock having an initial acquisition price of at least $500,000 in the aggregate. Mr. Fox will receive pension benefits from the Company for past service performed and both Messrs. Hirsch and Fox will receive pension benefits for the services to be provided on and after the Effective Date pursuant to the New Management Agreement. In addition, on the Effective Date, Mr. Hirsch and Mr. Fox will receive fully-vested options to purchase 360,000 and 130,000 shares of New Common Stock, respectively, and Messrs. Fox and Hirsch will also receive on the Effective Date options to purchase an additional 87,000 and 240,000 shares of New Common Stock, respectively, which options will vest 50% on each of the 3rd and 4th anniversaries of the Effective Date. The exercise price for the options to be granted to Messrs. Hirsch and Fox on the Effective Date will be $18.30 per share.

EMPLOYMENT CONTRACTS

Employment Contract With Joseph V. Fisher

         On October 30, 1998, Penn Traffic entered into an employment agreement with Mr. Joseph V. Fisher for Mr. Fisher to assume the position of President and Chief Executive Officer of the Company from November 23, 1998 until February 1, 2002. The Plan provides that Mr. Fisher's employment agreement will be amended on the Plan's effective date. The following describes the principal terms of Mr. Fisher's employment agreement in its original form as well as the effects that the amendment would have.

         Under his employment agreement, Mr. Fisher is entitled to receive an annual base salary of $500,000 and a bonus ranging from 0 - 100% of his base salary depending on performance (provided that Mr. Fisher is guaranteed to receive at least a 50% bonus for the fiscal year ended January 30, 1999 (pro rata based on days employed) and the fiscal year ending January 29, 2000). As an inducement to enter into the employment agreement, Mr. Fisher received (a) a signing bonus of $1 million, (b) a loan from Penn Traffic in the amount of $1 million, which will be forgiven over 12 consecutive quarterly periods (or immediately, in the event Mr. Fisher terminates his employment for "good reason" or in certain circumstances following a change of control) provided that Mr. Fisher has not been terminated for cause or due to his death or disability as of the end of any such period, and (c) ten-year options with a four year vesting period to purchase 500,000 shares of Penn Traffic's existing common stock at an exercise price equal to fair market value at the grant date. The employment agreement further provides that upon the occurrence of a "change of control" all unvested options shall immediately vest.

         The employment agreement also provides that if the employment agreement of Mr. Fisher is terminated other than (a) as a result of disability or (b) for cause, or if Mr. Fisher terminates his employment for "good reason," the Company shall continue to pay to Mr. Fisher his base salary then in effect (in the manner in his salary payments have been paid) for the lesser of (x) 24 months from the date of termination and (y) the number of months remaining from the effective date of termination until February 1, 2002; provided, that if the termination occurs between February 1, 2001 and February 1, 2002, his base salary payments will continue for 12 months from the date of termination. In addition, if during Mr. Fisher's employment a "change of control" occurs, and following that event Mr. Fisher resigns from his position with the Company or, is terminated from within six months from the date of that event, Mr. Fisher will be entitled to enter into a consulting agreement with the Company and receive a lump sum payment in an amount equal to 24 months of his base salary.

         The amendment to Mr. Fisher's employment agreement would have the following effects (a) Mr. Fisher will be appointed to the Board of Directors and the Executive Committee of reorganized Penn Traffic and (b) as part of the Plan, Mr. Fisher's options to purchase 500,000 shares of existing common stock (as described in the paragraph above) will be exchanged for ten-year, fully- vested options to purchase 280,000 shares of New Common Stock at an exercise price of $18.30 per share. Otherwise, Mr. Fisher's original employment agreement with the Company will remain in full force and effect throughout its term.

Severance Agreement With Phillip E. Hawkins

         On August 6, 1998, the Company and Phillip E. Hawkins entered into a Severance Agreement providing for the discontinuation of Mr. Hawkins as the Company's President and Chief Executive Officer, effective as of July 31, 1998, and for Mr. Hawkins to receive $550,000 in additional compensation by way of severance. In addition, as part of the severance arrangement, each of Penn Traffic and Mr. Hawkins executed and delivered general releases covering any past or future claims either may have against the other.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Personnel and Compensation Committee of the Board of Directors (the "Compensation Committee") are Messrs. DePalma and Segal. Mr. Segal is the Chairman of the Compensation Committee. The Compensation Committee reviews the annual recommendations of the Chief Executive Officer and the Chairman of the Board of Directors concerning the compensation of officers and of certain of the employees of the Company, including the compensation plans, retirement plans and fringe benefits in which such persons participate, and makes reports and recommendations with respect to such matters to the Board of Directors of the Company. The Compensation Committee also administers the Company's 1993 Plan and the 1997 Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to Penn Traffic with respect to beneficial ownership of the Common Stock as of March 31, 1999 (unless otherwise indicated) by: (a) each person who beneficially owns 5% or more of the Common Stock; (b) each of the current directors; (c) each of the persons named in the Summary Compensation Table set forth in Item II; and (d) all directors and executive officers as a group. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares beneficially owned by them. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or group of persons has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named below, any security which such person or persons has the right to acquire within 60 days (including shares which may be acquired upon exercise of warrants or upon exercise of vested portions of stock options) is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


                                                         Amount & Nature of
Name and Address of                                          Beneficial         Percent of
Beneficial Owner                                             Ownership             Class
-------------------------------------------------------------------------------------------
Gary D. Hirsch                                            2,102,868 (1)(2)         19.7%
411 Theodore Fremd Avenue
Rye, New York 10580

Riverside Acquisition Company,                              933,455 (2)             8.7%
Limited Partnership
331 Madison Avenue
New York, New York 10017

Dimensional Fund Advisors Inc.                              633,600 (3)             5.8%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

Goldman, Sachs & Company Inc.                               542,700 (4)             5.1%
The Goldman Sachs Group, L.P.
85 Broad Street
New York, New York 10004

Richard D. Segal                                            172,312 (2)(6)(11)      1.6%

James A. Lash                                               162,750 (2)(9)          1.5%

Claude J. Incaudo                                           105,066 (8)             1.0%

Joseph V. Fisher                                            100,000 (16)            0.9%

Martin A. Fox                                                74,250 (2)(5)            *

Francis D. Price, Jr.                                        27,868 (14)              *

Eugene A. DePalma                                            17,269 (2)(6)            *

Harold S. Poster                                             16,972 (6)(10)           *

Robert J. Davis                                              14,740 (13)              *

Nick Campbell                                                14,504 (12)(13)(19)      *

Susan E. Engel                                               11,000 (7)               *

Charles G. Bostwick                                           3,000 (15)              *

Phillip E. Hawkins                                              100 (17)              *

All Directors and Executive Officers
 as a Group (14 persons)                                  2,824,040 (18)           26.4%
-------------------------------------------------------------------------------------------

*  Less than 1.0%.

(1) Mr. Hirsch is Chairman, President and a Director of RAC Partners, the sole general partner of RAC. Mr. Hirsch is also a limited partner of RAC. Mr. Hirsch may be deemed to be an indirect beneficial owner of 933,455 shares of Common Stock owned by RAC and 15,506 shares of Common Stock owned by RAC Partners. Mr. Hirsch is also the Chairman, President and a Director of Air Partners, Inc., which is the sole general partner of VII Partners, and may be deemed to be an indirect beneficial owner of 67,102 shares of Common Stock owned by VII Partners. Mr. Hirsch was a general partner of the managing general partner of MTH and may be deemed to be an indirect beneficial owner of 328,906 shares of Common Stock owned by MTH and 229,228 shares of Common Stock owned by MTH Funding, L.P. Includes 125,000 shares of restricted stock, which shares are subject to forfeiture under certain circumstances, awarded to Mr. Hirsch pursuant to the Company's 1993 Plan. Includes 17,280 shares of Common Stock owned by Mr. Hirsch's children. Also includes a currently exercisable warrant held by Mr. Hirsch, and warrants held by certain of his relatives, to purchase up to 63,800 and 84,800 shares of Common Stock, respectively, at $14.00 per share. Mr. Hirsch disclaims beneficial ownership of the 84,800 shares subject to the warrants held by his relatives.

(2) The sole general partner of RAC is RAC Partners, a wholly owned subsidiary of MTH Holdings, which is an affiliate of MTH. Messrs. DePalma, Fox, Hirsch, Lash and Segal own limited partnership interests in RAC.

(3) According to a Schedule 13G Statement filed by Dimensional Fund Advisors Inc., dated February 11, 1999, Dimensional Fund Advisors Inc. has sole power to vote and dispose of 619,000 shares of Common Stock.

(4) According to a Schedule 13G Statement filed by Goldman, Sachs & Company Inc. and The Goldman Sachs Group, L.P. ("Goldman Sachs") dated December 31, 1998, Goldman Sachs has shared power to vote and dispose of 542,700 shares of Common Stock.

(5) Includes a currently exercisable warrant held by Mr. Fox to purchase up to 13,000 shares of Common Stock at $14.00 per share. Includes currently exercisable options to purchase 2,500 shares of Common Stock at $18.375 per share. Also includes options granted on July 24, 1997 to purchase 50,000 shares of Common Stock at $7.6875 per share, which are subject to vesting limitations and are currently exercisable for up to 40% of the total number of shares subject to the options with the remaining 60% vesting in three equal installments on July 24 of each of 1999, 2000 and 2001.

(6) Includes currently exercisable options to purchase 1,500 shares of Common Stock at $20.50 per share, 1,500 shares of Common Stock at $18.44 per share, 1,500 shares of Common Stock at $28.69 per share, 1,500 shares of Common Stock at $27.50 per share, 1,500 shares of Common Stock at $42.00 per share, 1,500 shares of Common Stock at $36.06 per share, 1,500 shares of Common Stock at $33.81 per share, 1,500 shares of Common Stock at $10.63 per share, 1,500 shares of Common Stock at $6.94 per share and 1,500 shares of Common Stock at $3.59 per share.

(7) Includes currently exercisable options to purchase 1,500 shares of Common Stock at $41.88 per share, 1,500 shares of Common Stock at $36.06 per share, 1,500 shares of Common Stock at $33.81 per share, 1,500 shares of Common Stock at $10.63 per share, 1,500 shares of Common Stock at $6.94 per share and 1,500 shares of Common Stock at $3.59 per share.

(8) Includes currently exercisable options to purchase 10,000 shares of Common Stock at $18.375 per share and 40,000 shares of Common Stock at $24.25 per share. Includes 1,915 shares owned by Mr. Incaudo's wife and three children, as to which he disclaims beneficial ownership.

(9) Includes a currently exercisable warrant held by Mr. Lash to purchase up to 15,000 shares of Common Stock at $14.00 per share. Also includes options granted on July 24, 1997 to purchase 15,000 shares of Common Stock at $7.6875 per share, which are subject to vesting limitations and are currently exercisable for up to 40% of the total number of shares subject to the options with the remaining 60% vesting in three equal installments on July 24 of each of 1999, 2000 and 2001.

(10) Includes 1,972 shares of Common Stock owned by the Burrows + Poster Profit Sharing Plan.

(11) Includes 65,459 shares of Common Stock owned by Seavest Partners and 16,230 shares of Common Stock acquired through the Company's employee stock purchase plan. Includes 8,929 shares owned by the Marilyn N. Segal Revocable Trust, 13,394 shares owned by Wendi S. Masi and 30,000 shares of Common Stock owned by Fourth Generation Partners, as to which Mr. Segal disclaims beneficial ownership.

(12) Includes currently exercisable options to purchase shares of Common Stock as follows: 500 shares at $25.25 per share and 300 shares at $26.75 per share.

(13) Includes options granted on July 24, 1997, to purchase 30,000 shares of Common Stock at $7.6875 per share, which are subject to vesting limitations and are currently exercisable for up to 40% of the total number of shares subject to the options with the remaining 60% vesting in three equal installments on July 24 of each of 1999, 2000 and 2001.

(14) Includes currently exercisable options to purchase 1,000 shares of Common Stock at $26.75 per share. Includes additional options granted on July 24, 1997 to purchase 10,000 shares of Common Stock at $7.6875 per share, which are subject to vesting limitations and are currently exercisable for up to 40% of the total number of shares subject to the options with the remaining 60% vesting in three equal installments on July 24 of each of 1999, 2000 and 2001.

(15) Includes options granted on June 4, 1998 to purchase 15,000 shares of Common Stock at $3.25 per share, which are subject to vesting limitations and are currently exercisable for up to 20% of the total number of shares subject to the options with the remaining 80% vesting in four equal installments on June 4 of each of 1999, 2000, 2001 and 2002.

(16) Includes options granted on November 23, 1998 to purchase 500,000 shares of Common Stock at $1.25 per share, which are subject to vesting limitations and are currently exercisable for up to 20% of the total number of shares subject to the options with the remaining 80% vesting in four equal installments on November 23 of each of 1999, 2000, 2001 and 2002.

(17) Includes 100 shares of Common Stock owned by a member of Mr. Hawkins' family, as to which he disclaims beneficial ownership.

(18) Includes shares of Common Stock owned by the immediate family of some directors or officers of Penn Traffic, vested options and warrants and shares of Common Stock held by other affiliates of officers and directors. Includes 125,000 shares of restricted stock owned by Mr. Hirsch awarded under the Company's 1993 Plan which are subject to forfeiture under certain circumstances.

(19) Mr. Campbell resigned his position with the Company effective April 19, 1999. As such, in accordance with the stock option plans, all unexercised options will be forfeited three months from his resignation date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Poster, a director of the Company, is a partner in the law firm Gilmartin, Poster & Shafto. During Fiscal 1999, Gilmartin, Poster & Shafto provided legal services to Penn Traffic in connection with various matters, for which Gilmartin, Poster & Shafto received fees in the aggregate amount of approximately $140,000.

See also "Compensation of Directors" within Item 11 above.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The index for Financial Statements and Supplementary Data is on page 29 under Item 8 of this Form 10-K.

EXHIBITS:

The following are filed as Exhibits to this Report:

  Exhibit No.                                Description
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

     2.7 Asset Purchase Agreement dated as of December 29, 1992 between Penn Traffic and Peter J. Schmitt Co., Inc. (the "December 29, 1992 Asset Purchase Agreement") (incorporated by reference to Exhibit No. 2.2 to the Penn Traffic 1993 8- K).

     2.7A Letter Agreement dated December 30, 1992 with respect to the December 29, 1992 Asset Purchase Agreement (incorporated by reference to Exhibit No. 2.2A to the Penn Traffic 1993 8-K).

  Exhibit No.                                Description
  -----------                                -----------

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

  Exhibit No.                                Description
  -----------                                -----------
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

     4.8C               Officer's Certificate pursuant to the Indenture filed as
                        Exhibit 4.8, dated April 23, 1996, establishing the terms of the 11.50% Senior Notes due April 15, 2006 (incorporated by reference to Exhibit 4.8C to Penn Traffic's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996 (the "May 1996 10-Q").

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

   *10.2 The Penn Traffic Company Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.3 to the 1987 Registration Statement).

   *10.3 The Penn Traffic Company Severance Pay Plan (incorporated by reference to Exhibit No. 10.5 to the 1987 Registration Statement).

   *10.4 Quality Markets, Inc. ("Quality") Profit Sharing Plan (incorporated by reference to Exhibit No. 10.11 to the 1987 Registration Statement).

  Exhibit No.                                Description
  -----------                                -----------
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

  Exhibit No.                                Description
  -----------                                -----------
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

   10.5S Amendment No. 18, dated as of August 31, 1998, to the Loan and Security Agreement.

   10.5T Amendment No. 19, dated as of December 14, 1998, to the Loan and Security Agreement.

   10.5U Amendment No. 20, dated as of February 12, 1999, to the Loan and Security Agreement.

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

  Exhibit No.                                Description
  -----------                                -----------

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

  *10.16 Agreement dated October 5, 1996, between John T. Dixon and Penn Traffic.

  *10.17 Employment Agreement, dated as of March 11, 1997, between Phillip E. Hawkins and Penn Traffic.

  *10.18                Penn Traffic's 1997 Performance Incentive Plan.

  *10.19                Penn Traffic's Supplemental Retirement Income Plan.

  *10.20 Termination Agreement, dated as of August 6, 1998, between Phillip E. Hawkins and Penn Traffic.

  *10.21 Employment Agreement, dated as of October 30, 1998, between Joseph V. Fisher and Penn Traffic.

   21.1 Subsidiaries of Penn Traffic (incorporated by reference to Exhibit 21.1 to Penn Traffic's 1994 10-K).

   23.1                 Consent of Independent Accountants

   27.1                 Financial Data Schedule.

----------------------
* Management contract, compensatory plan or arrangement.

Copies of the above exhibits will be furnished without charge to any shareholder by writing to The Chief Accounting Officer, The Penn Traffic Company, 1200 State Fair Boulevard, Syracuse, New York 13221-4737.

REPORTS ON FORM 8-K

On March 24, 1998, the Company filed a report on Form 8-K relating to Amendment Number 17 to the Revolving Credit Facility, dated March 13, 1998, which modified certain covenants.

On March 2, 1999, the Company filed a report on Form 8-K relating to the Company's filing, on March 1, 1999, of a Joint Plan of Reorganization under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE PENN TRAFFIC COMPANY


       April 30, 1999             By: /s/ Joseph V. Fisher
       --------------                 --------------------
            DATE                      Joseph V. Fisher,
                                      President, Chief Executive
                                      Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Gary D. Hirsch                   /s/ Robert J. Davis
------------------                   -------------------
Gary D. Hirsch, Chairman of the      Robert J. Davis,
Board and Director                   Senior Vice President and
                                     Chief Financial Officer
       April 30, 1999
       --------------
            DATE                         April 30, 1999
                                         --------------
                                              DATE

/s/ Eugene A. DePalma                /s/ Randy P. Martin
---------------------                -------------------
Eugene A. DePalma, Director          Randy P. Martin,
                                     Vice President Finance and
                                     Chief Accounting Officer

       April 30, 1999                         April 30, 1999
       --------------                         --------------
            DATE                                   DATE


/s/ Martin A. Fox                    /s/ Susan E. Engel
-----------------                    ------------------
Martin A. Fox, Director              Susan E. Engel, Director

       April 30, 1999                         April 30, 1999
       --------------                         --------------
            DATE                                   DATE


/s/ James A. Lash                    /s/ Claude J. Incaudo
-----------------                    ---------------------
James A. Lash, Director              Claude J. Incaudo, Director

       April 30, 1999                         April 30, 1999
       --------------                         --------------
            DATE                                   DATE


/s/ Richard D. Segal                 /s/ Harold S. Poster
--------------------                 --------------------
Richard D. Segal, Director           Harold S. Poster, Director

       April 30, 1999                         April 30, 1999
       --------------                         --------------
            DATE                                   DATE

                            THE PENN TRAFFIC COMPANY

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                            (IN THOUSANDS OF DOLLARS)


COLUMN A                      COLUMN B        COLUMN C      COLUMN D       COLUMN E
--------                      --------        --------      --------       --------
                                             ADDITIONS
                               BALANCE        CHARGED      DEDUCTIONS       BALANCE
                             AT BEGINNING     TO COSTS        FROM          AT END
DESCRIPTION                   OF PERIOD     AND EXPENSES    ACCOUNTS       OF PERIOD
-----------                   ---------     ------------    --------       ---------
Reserve deducted from asset
to which it applies:


FOR THE 52 WEEKS ENDED
 JANUARY 30, 1999
   Provision for doubtful
    accounts                   $ 3,597        $ 7,055       $ 4,921(a)      $ 5,731
                               =======        =======       =======         =======


FOR THE 52 WEEKS ENDED
 JANUARY 31, 1998
   Provision for doubtful
    accounts                   $ 2,867        $ 2,585       $ 1,855(a)      $ 3,597
                               =======        =======       =======         =======


FOR THE 52 WEEKS ENDED
 FEBRUARY 1, 1997
   Provision for doubtful
    accounts                   $ 1,483        $ 8,414       $ 7,030(a)      $ 2,867
                               =======        =======       =======         =======

(a)  Uncollectible receivables written off net of recoveries.

                            THE PENN TRAFFIC COMPANY

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized below is quarterly financial data for the fiscal years ended January 30, 1999 ("Fiscal 1999"), and January 31, 1998 ("Fiscal 1998"):


                                               Fiscal 1999                                          Fiscal 1998
                              ------------------------------------------------    ------------------------------------------------
                                 1st          2nd          3rd          4th          1st          2nd          3rd          4th
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                        (In thousands of dollars, except per share data)
Total revenues                $ 716,799    $ 730,223    $ 690,591    $ 690,496    $ 759,388    $ 773,890    $ 726,180    $ 750,607
Gross margin (1)              $ 157,409    $ 161,594    $ 142,057    $ 153,248    $ 177,771    $ 178,247    $ 164,381    $ 171,819
Net (loss)
  applicable to common
  stock (1)(2)(3)(4)(5)       $ (17,058)   $ (23,498)   $(182,958)   $ (93,580)   $ (22,824)   $ (11,924)   $ (13,527)   $ (12,850)
Per common share data (Basic and Diluted):
  Net (loss)                  $   (1.61)   $   (2.22)   $  (17.31)   $   (8.85)   $   (2.16)   $   (1.13)   $   (1.28)   $   (1.22)

No dividends on common stock were paid during Fiscal 1999 and Fiscal 1998.

Other data:
  Depreciation and
  amortization                $  20,048    $  19,894    $  19,360    $  17,877    $  22,882    $  22,544     $ 22,145    $  21,395
LIFO provision                $     625    $     625    $     625    $     501    $     500    $     750     $    750    $     343

Market value per common share:
  High                        $   6.688    $   5.063    $   3.063    $   2.490    $   7.625    $   9.000     $ 10.500    $   9.813
  Low                         $   4.000    $   2.563    $   1.000    $   0.470    $   2.375    $   5.750     $  6.813    $   5.875

(1) During Fiscal 1999, the Company recorded special charges of $69.3 million primarily related to: (a) the decision to close 38 of its stores as part of the Company's Store Rationalization Program ($75.4 million), (b) severance and other miscellaneous employee expenses related to the Company's Store Rationalization Program ($5.5 million), (c) a gain related to the sale of 13 stores and certain other real estate pursuant to its Store Rationalization Program ($12.7 million) and (d) professional fees and other miscellaneous costs associated with the Company's proposed debt restructuring ($1.1 million). The Company recorded $50.4 million of this charge during the third quarter and $18.9 million of this charge during the fourth quarter of Fiscal 1999. $5.3 million of this charge in the third quarter and $2.7 million of this charge in the fourth quarter were inventory mark-downs included in cost of sales.

(2) During Fiscal 1998, the Company recorded pre-tax charges totaling $18.2 million in connection with a management reorganization and related corporate actions and the retention of hired corporate executives. The Company recorded $15.1 million of these charges during the first quarter and $3.1 million during the second quarter of Fiscal 1998.

(3) During the fourth quarter of Fiscal 1998, the Company recorded a gain totaling $24.2 million ($14.3 million, net of tax) related to the sale of Sani-Dairy, the Company's dairy manufacturing operation, for cash consideration of approximately $37 million.

(4) The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, during the fourth quarter of Fiscal 1999, the Company recorded a noncash charge of $52.3 million primarily related to the write-down of a portion of the recorded asset values of 14 of the Company's stores (including allocable goodwill) to estimated realizable values. During the fourth quarter of Fiscal 1998, the Company recorded a noncash charge of $27.0 million primarily related to the write-down of a portion of the recorded asset values of 12 of the Company's stores (including allocable goodwill), as well as miscellaneous real estate, to estimated realizable values.

     During Fiscal 1999, the Company announced its plans for realizing value from certain of its Pennsylvania Bi-Lo stores and related wholesale operations. During Fiscal 1999, the Company recorded a noncash charge of $91.5 million to write down the carrying amounts of 22 stores held for sale (including allocable goodwill) at October 31, 1998 to estimated realizable values. Since October 31, 1998, the Company has revised its Store Rationalization Program and decided to continue to operate six of these stores and close two of them.

(5) During Fiscal 1999, the Company stopped recording a tax benefit since it is more likely than not that the additional deferred tax asset will not be realized. The second, third and fourth quarters exclude an additional tax benefit of $5.0 million, $67.7 million and $31.6 million, respectively.