Form 10-K/A
period 1999-01-30
PENN TRAFFIC CO
filed 1999-05-03
CIK 77155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

         (X) AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 30, 1999
                                       OR
       ( ) AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

       Common Stock $1.25 par value Shares outstanding - 10,695,491 as of
                                 April 23, 1999
       ------------------------------------------------------------------

         The undersigned registrant hereby amends Exhibit 23.1 of its Annual Report on Form 10-K, filed on April 30, 1999, for the fiscal year ended January 30, 1999 as set forth below:

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-32307) of The Penn Traffic Company of our report dated March 26, 1999, except for Note 2 as to which the date is April 5, 1999, relating to the consolidated financial statements of The Penn Traffic Company which appears on page 30 of the Annual Report on Form 10-K.



PricewaterhouseCoopers LLP

Syracuse, New York
April 29, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE PENN TRAFFIC COMPANY


         May 3, 1999              By: /s/ Joseph V. Fisher
         -----------                  --------------------
            DATE                      Joseph V. Fisher,
                                      President, Chief Executive
                                      Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Gary D. Hirsch                   /s/ Robert J. Davis
------------------                   -------------------
Gary D. Hirsch, Chairman of the      Robert J. Davis,
Board and Director                   Senior Vice President and
                                     Chief Financial Officer
         May 3, 1999
         -----------
            DATE                          May 3, 1999
                                          -----------
                                              DATE

/s/ Eugene A. DePalma                /s/ Randy P. Martin
---------------------                -------------------
Eugene A. DePalma, Director          Randy P. Martin,
                                     Vice President Finance and
                                     Chief Accounting Officer

         May 3, 1999                      May 3, 1999
         -----------                      -----------
            DATE                              DATE


/s/ Martin A. Fox                    /s/ Susan E. Engel
-----------------                    ------------------
Martin A. Fox, Director              Susan E. Engel, Director

         May 3, 1999                      May 3, 1999
         -----------                      -----------
            DATE                              DATE


/s/ James A. Lash                    /s/ Claude J. Incaudo
-----------------                    ---------------------
James A. Lash, Director              Claude J. Incaudo, Director

         May 3, 1999                      May 3, 1999
         -----------                      -----------
            DATE                              DATE


/s/ Richard D. Segal                 /s/ Harold S. Poster
--------------------                 --------------------
Richard D. Segal, Director           Harold S. Poster, Director

         May 3, 1999                      May 3, 1999
         -----------                      -----------
            DATE                              DATE