Form 10-Q
period 1999-05-01
PENN TRAFFIC CO
filed 1999-06-15
CIK 77155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 1, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

                          Commission file number 1-9930

                            THE PENN TRAFFIC COMPANY
                   (Debtor-in-Possession as of March 1, 1999)
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

                               YES |X|.   NO |_|.

           Common stock, par value $1.25 per share: 10,695,491 shares outstanding as of May 28, 1999

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE PENN TRAFFIC COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
  except per share data)

                                    THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                         MAY 1, 1999            MAY 2, 1998
                                         -----------            -----------
TOTAL REVENUES                           $  615,045             $  716,799

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy costs)              478,305                559,390
  Selling and administrative expenses       138,549                147,955
  Unusual item (Note 4)                      (3,663)
                                         ----------             ----------

OPERATING INCOME                              1,854                  9,454
  Interest expense (contractual
   interest estimated at $36,116
   for the thirteen week period
   ended May 1, 1999) (Note 5)               16,540                 36,862
  Reorganization items (Note 6)               6,860
                                         ----------             ----------

(LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                         (21,546)               (27,408)
  Provision (benefit) for
   income taxes (Note 7)                         38                (10,350)
                                         ----------             ----------

(LOSS) BEFORE EXTRAORDINARY ITEM            (21,584)               (17,058)
  Extraordinary item (Note 8)                 1,507
                                         ----------             ----------

NET (LOSS)                               $  (23,091)            $  (17,058)
                                         ==========             ==========

PER SHARE DATA (BASIC AND DILUTED):
  (Loss) before extraordinary item            (2.04)                 (1.61)
  Extraordinary item                          (0.14)                 (0.00)
                                         ----------             -----------

  Net (loss) (Note 9)                    $    (2.18)            $    (1.61)
                                         ==========             ==========

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)
                                                     UNAUDITED
                                                     MAY 1, 1999  JANUARY 30, 1999
                                                     -----------  ----------------
     ASSETS

CURRENT ASSETS:
  Cash and short-term investments                    $    44,104    $    43,474
  Accounts and notes receivable
   (less allowance for doubtful accounts
   of $5,917 and $5,731, respectively)                    53,549         62,420
  Inventories (Note 11)                                  268,025        283,631
  Prepaid expenses and other current assets               12,897         14,619
                                                     -----------    -----------
    Total Current Assets                                 378,575        404,144

NONCURRENT ASSETS:
  Capital leases - net                                    84,280         90,932
  Property, plant and equipment - net                    360,746        380,143
  Goodwill - net                                         267,798        269,894
  Other assets and deferred charges - net                 66,648         82,948
                                                     -----------    -----------
    Total Assets                                     $ 1,158,047    $ 1,228,061
                                                     ===========    ===========


     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Current portion of obligations
   under capital leases                              $    11,103    $    11,516
  Current maturities of long-term
   debt (Note 12)                                        113,515      1,267,813
  Trade accounts and drafts payable                      124,451        134,432
  Payroll and other accrued liabilities                   76,552         81,867
  Accrued interest expense (Note 5)                        1,230         42,783
  Payroll taxes and other taxes payable                   15,570         15,420
                                                     -----------    -----------
    Total Current Liabilities                            342,421      1,553,831

NONCURRENT LIABILITIES:
  Obligations under capital leases                        88,716         98,029
  Other noncurrent liabilities                            24,819         45,907
                                                     -----------    -----------
    Total liabilities not subject
     to compromise                                       455,956      1,697,767
LIABILITIES SUBJECT TO COMPROMISE (NOTE 13)            1,194,888
                                                     -----------    -----------
    Total Liabilities                                  1,650,844      1,697,767
                                                     -----------    -----------

STOCKHOLDERS' (DEFICIT):
  Preferred Stock - authorized 10,000,000
   shares, $1.00 par value; none issued
  Common Stock - authorized 30,000,000
   shares, $1.25 par value; 10,695,491
   shares and 10,824,591 shares
   issued and outstanding, respectively                   13,425         13,425
  Capital in excess of par value                         179,882        179,882
  Retained deficit                                      (681,976)      (658,820)
  Minimum pension liability adjustment                    (3,470)        (3,470)
  Unearned compensation                                      (33)           (98)
  Treasury stock, at cost                                   (625)          (625)
                                                     -----------    -----------
    Total Stockholders' (Deficit)                       (492,797)      (469,706)
                                                     -----------    -----------
    Total Liabilities and Stockholders' (Deficit)    $ 1,158,047    $ 1,228,061
                                                     ===========    ===========

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

(All dollar amounts in thousands)

                                                               THIRTEEN     THIRTEEN
                                                              WEEKS ENDED  WEEKS ENDED
                                                              MAY 1, 1999  MAY 2, 1998
                                                              -----------  -----------
OPERATING ACTIVITIES:
  Net (loss)                                                   $ (23,091)   $ (17,058)
  Adjustments to reconcile
   net (loss) to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                                   14,029       16,324
  Amortization of intangibles                                      2,506        3,724
  Gain on sold / closed stores (3,663) Reorganization Items:
   Gain from rejected leases                                     (12,830)
   Write-off of unamortized financing fees                        16,591
  Extraordinary item                                               1,507
  Other - net                                                      2,635       (1,420)
NET CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable and prepaid expenses                        10,593        1,184
  Inventories                                                     15,606        5,070
  Payables and accrued expenses                                   (6,700)     (20,916)
  Deferred taxes                                                 (10,388)
  Deferred charges and other assets                                  832       (1,536)
                                                               ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                       18,015      (25,016)
                                                               ---------    ---------

INVESTING ACTIVITIES:
  Capital expenditures                                            (3,314)      (4,434)
  Proceeds from sale of assets                                    17,171           87
                                                               ---------    ---------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                             13,857       (4,347)
                                                               ---------    ---------

FINANCING ACTIVITIES:
  Payments to settle long-term debt                               (9,158)      (2,392)
  Borrowing of pre-petition revolver debt                         31,100       68,000
  Repayment of pre-petition revolver debt                       (144,000)     (32,983)
  Borrowing of DIP revolver debt                                 161,451
  Repayment of DIP revolver debt                                 (61,451)
  Reduction of capital lease obligations                          (6,318)      (3,542)
  Payment of debt issuance costs                                  (2,866)
                                                               ---------    ---------

NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                                            (31,242)      29,083
                                                               ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                         630         (280)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                              43,474       49,095
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  44,104    $  48,815
                                                               =========    =========

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                             (DEBTOR-IN-POSSESSION)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 - DEBT RESTRUCTURING

      On March 1, 1999 (the "Petition Date"), Penn Traffic and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since the Petition Date, Penn Traffic and these subsidiaries have continued to operate their businesses as debtors-in-possession under the Bankruptcy Code. The Bankruptcy Cases were commenced in order to implement a financial restructuring of Penn Traffic and its subsidiaries that had been negotiated with holders of more than 50% of the principal amount of both its senior and senior subordinated Notes (the "Notes"). See Note 12 "Long-Term Debt" and Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      Under the Company's Joint Plan of Reorganization (the "Plan"), holders of Penn Traffic's $732.2 million of senior notes and $400 million of senior subordinated notes will exchange their notes in the following manner: (a) holders of senior notes will receive their pro rata share of $100 million of newly issued 11% Senior Notes due 2009 (the "New Senior Notes") and 19,000,000 shares of new common stock of reorganized Penn Traffic (the "New Common Stock"), and (b) holders of senior subordinated notes will receive their pro rata share of 1,000,000 shares of New Common Stock and currently exercisable 6-year warrants to purchase an additional 1,000,000 shares of New Common Stock at an initial exercise price of $18.30 per share. In addition, under the Plan, holders of Penn Traffic's existing common stock will be entitled to receive 1 share of New Common Stock for each 100 shares of existing stock which they held prior to the effective date of the Plan or 106,955 shares in the aggregate. The Plan also provides for the reinstatement or payment in full of all other secured and unsecured claims against Penn Traffic and its subsidiaries upon the effective date of the Plan.

      To maintain strong relationships with its vendors, on March 2, 1999, the Company obtained an order from the Bankruptcy Court pursuant to which it has been authorized to pay in full on normal trade terms all of its trade creditors that continue to provide it with goods on customary terms and credit, or otherwise acceptable to Penn Traffic. To date, all of Penn Traffic's trade creditors have been providing acceptable trade terms to it, and Penn Traffic has been paying them in the ordinary course of business.

      In connection with the consummation of the Plan, the Company expects to enter into a new secured credit facility (the "New Credit Facility") with a bank group led by Fleet Capital Corporation as agent. Although the terms of the New Credit Facility have not been finalized, the Company expects that the New Credit Facility will provide for term and revolving credit facilities of at least $300 million in total, with availability based in part on a borrowing base of eligible inventory and accounts receivable. The lenders under the New Credit Facility will have a first priority perfected security interest in substantially all of the Company's assets. Proceeds from the New Credit Facility will be used to satisfy the Company's obligations under its debtor-in-possession facility and pay certain costs of the debt restructuring process and for the Company's ongoing working capital and capital expenditure requirements. The New Credit Facility is initially expected to have more than $100 million in unused borrowing capacity.

      On May 27, 1999, the Bankruptcy Court confirmed the Plan on the terms specified above. Penn Traffic expects to consummate the Plan and enter into the New Credit Facility by the end of June 1999.

      Upon consummation of the Plan in June 1999, and taking into account all costs and expenditures related to the debt restructuring and related transactions, the Company expects to have approximately $330-$335 million of outstanding indebtedness (including capital leases). Such indebtedness is expected to include $100 million of New Senior Notes, approximately $100 million of capitalized lease obligations and $130-$135 million of secured indebtedness including borrowings under the New Credit Facility.

NOTE 2 - SUBSEQUENT EVENT

      On May 27, 1999, the Bankruptcy Court confirmed the Plan under Chapter 11 of the Bankruptcy Code. The Plan is expected to become effective by the end of June 1999.

NOTE 3 - BASIS OF PRESENTATION

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

      The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

      All significant intercompany transactions and accounts have been eliminated in consolidation.

      Since the Petition Date the Company has operated its business as a debtor-in-possession under the Bankruptcy Code. The American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

      Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting or accounting treatments in respect to each of the financial statements:

BALANCE SHEET

      The balance sheet separately classifies pre-petition liabilities as those subject to compromise (generally unsecured and undersecured claims) and those not subject to compromise (including fully secured claims). Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Under an approved final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

      When debt subject to compromise has become an allowed claim and that claim differs from the net carrying amount of the debt (defined as the face amount of the debt less unamortized debt issuance costs), the net carrying amount is adjusted to the amount of the allowed claim. The resulting gain or loss is classified as a reorganization item.

STATEMENT OF OPERATIONS

      Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed claim.

STATEMENT OF CASH FLOWS

      Reorganization items are reported separately within the operating, investing and financing categories of the statement of cash flows.

FRESH START REPORTING

      As of the effective date of the Plan, the Company will adopt "fresh start" reporting pursuant to the guidance provided by SOP 90-7. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. The portion of the reorganization value that cannot be attributed to specific tangible or identified intangible assets of the Company will be classified as "reorganization value in excess of book". As a result of adopting "fresh start" reporting upon emerging from Chapter 11 status, the Company's financial statements will not be comparable with those prepared before the Plan is consummated, including the historical financial statements included in this quarterly report.

NOTE 4 - UNUSUAL ITEM

      During the 13-week period ended May 1, 1999 ("First Quarter Fiscal 2000"), the Company recorded an unusual item (income) of $3.7 million related to a gain on the disposition of 6 stores and certain other assets sold in connection with the Company's store rationalization program.

      During Fiscal 1999, the Company recorded special charges of $69.3 million related to its store rationalization program (net of a $12.7 million gain on the sale of assets in connection with the store rationalization program). At May 1, 1999 and January 30, 1999, the accrued liability related to these charges was $26.6 million and $37.4 million, respectively.

NOTE 5 - INTEREST EXPENSE

      As a result of the Chapter 11 filing, no principal or interest payments will be made on the $1.132 billion of Notes. Accordingly, no interest expense for these obligations has been accrued on or after the Petition Date. Had such interest been accrued, interest expense for First Quarter Fiscal 2000 would have been approximately $36.1 million.

NOTE 6 - REORGANIZATION ITEMS

      Reorganization items recorded in the accompanying Consolidated Statement of Operations are (a) a gain relating to the difference between the estimated allowed claims for rejected leases and liabilities previously recorded for such leases ($12.8 million), (b) the write-off of unamortized financing fees resulting in a loss from adjustments of liabilities subject to compromise to reflect allowed claims ($16.6 million), and (c) professional fees associated with the Chapter 11 filing ($3.1 million). These professional fees include accounting, legal and consulting services provided to the Company and the Creditors' Committee.

NOTE 7 - TAX PROVISION

      The tax provision for the First Quarter Fiscal 2000 is not recorded at statutory rates due to (a) differences between the income calculations for financial reporting and tax reporting purposes and (b) the recording of a valuation allowance. A valuation allowance is required when it is more likely than not the recorded value of a deferred tax asset will not be realized.

NOTE 8 - EXTRAORDINARY ITEM

      The extraordinary item resulted from the write-off of unamortized financing fees associated with the early retirement of the Company's pre-petition revolving credit facility. No corresponding tax benefit has been recorded.

NOTE 9 - NET (LOSS) PER SHARE

      Net (Loss) per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options, restricted stock and warrants) during the period. Shares used in the calculation of basic EPS were 10,570,491 for the quarters ended May 1, 1999 and May 2, 1998. The calculation of diluted EPS excludes the effect of incremental dilutive potential securities aggregating 76,617 shares for the quarter ended May 2, 1998, since they would be antidilutive given the net loss for the quarter. There were no incremental dilutive potential securities for the quarter ended May 1, 1999.

NOTE 10 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)

FIRST QUARTER, FISCAL 2000
  Operating Income                                                 $ 1,854

  Operating (Loss) Before Unusual Item                              (1,809)

  Depreciation and Amortization                                     16,535

  LIFO Provision                                                       625

  Cash Interest Expense                                             15,616

FIRST QUARTER, FISCAL 1999

  Operating Income                                                 $ 9,454

  Depreciation and Amortization                                     20,048

  LIFO Provision                                                       625

  Cash Interest Expense                                             35,667

NOTE 11 - INVENTORIES

      Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method of valuation. If the first-in, first-out ("FIFO") method had been used by the Company, inventories would have been $24.3 million and $23.6 million higher than reported at May 1, 1999 and January 30, 1999, respectively.

NOTE 12 - LONG-TERM DEBT

      On the Petition Date, Penn Traffic and certain of its subsidiaries filed the Bankruptcy Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Since the Petition Date, Penn Traffic and these subsidiaries have continued to operate their businesses as debtors-in-possession under the Bankruptcy Code. The Bankruptcy Cases were commenced in order to implement a financial restructuring of Penn Traffic and its subsidiaries that had been negotiated with holders of more than 50% of the principal amount of the Notes. As described above, on May 27, 1999, the plan was confirmed by the Bankruptcy Court.

      Under the Plan, holders of Penn Traffic's $732.2 million of senior notes and $400 million of senior subordinated notes will exchange their notes in the following manner: (a) holders of senior notes will receive their pro rata share of $100 million of the New Senior Notes and 19,000,000 shares of New Common Stock, and (b) holders of senior subordinated notes will receive their pro rata share of 1,000,000 shares of New Common Stock and currently exercisable 6-year warrants to purchase an additional 1,000,000 shares of New Common Stock at an initial exercise price of $18.30 per share. As a result of the Plan, the Notes have been classified as liabilities subject to compromise (see Note 13).

      In connection with the filing of the Bankruptcy Cases, shortly after the Petition Date, the Bankruptcy Court approved, on an interim basis, $240 million of a $300 million debtor-in-possession financing (the "DIP Facility"), with Fleet Capital Corporation and a syndicate of lenders, the proceeds of which were used to repay in full the Company's pre-petition revolving credit facility and a mortgage financing on one of the Company's Syracuse distribution facilities. On April 5, 1999, the Bankruptcy Court entered a final order approving the $300 million DIP Facility. The DIP Facility expires on the earlier of (a) March 3, 2000 or (b) the effective date of the Plan, and grants to the lenders a first priority security interest in substantially all the assets of Penn Traffic and its subsidiaries. Availability under the DIP Facility is calculated by reference to a specified percentage of certain receivables, inventory, equipment and real property interests, less certain agreed-to reserves. As of May l, 1999, Penn Traffic had borrowings of $100.0 million and letters of credit of $46.1 million outstanding under the DIP Facility, with $145.4 million available for borrowing under the DIP Facility. The Company intends to continue to use the DIP Facility during the pendency of the Bankruptcy Cases to finance its working capital and capital expenditure requirements.

      In connection with the consummation of the Plan, the Company expects to enter into the New Credit Facility with a bank group led by Fleet Capital Corporation as agent. Proceeds from the New Credit Facility will be used to satisfy the Company's ongoing working capital and capital expenditure requirements, obligations under the DIP Facility, and pay certain costs of the debt restructuring process. The New Credit Facility is initially expected to have more than $100 million in unused borrowing capacity.

NOTE 13 - LIABILITIES SUBJECT TO COMPROMISE

      Liabilities Subject to Compromise refer to liabilities incurred prior to the filing of a petition for protection under the Bankruptcy Code, except those claims that will not be impaired. These liabilities subject to compromise represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 filing. Such claims may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. The principal categories of claims classified as Liabilities Subject to Compromise consist of the following:

                                                                   May 1, 1999
                                                                  (In millions)
Notes                                                                $1,132.2
Accrued interest payable on the Notes                                    50.0
Provision for rejected leases                                            12.7
                                                                     --------

Total liabilities subject to compromise                              $1,194.9
                                                                     ========

      Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Bankruptcy Court approval. The liabilities subject to compromise under reorganization proceedings include a provision for the estimated amount that may be claimed by lessors and allowed by the Bankruptcy Court in connection with the rejection of unexpired leases.

      Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Pre-petition secured claims are secured by liens on certain of the Debtor's property, plant, and equipment. The Company has received approval from the Bankruptcy Court to pay or otherwise honor in the ordinary course of business certain of its pre-petition obligations, including pre-petition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court has also authorized the Company to pay its trade creditors in full, on normal trade terms, all of its trade creditors that continue during the pendency of the Bankruptcy Cases to provide it with goods on customary terms and credit, or otherwise acceptable to Penn Traffic. Finally, the Plan provides for the reinstatement or payment of all secured and unsecured claims against Penn Traffic and its subsidiaries upon the effective date of the Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in the Company's business strategy; availability, location and terms of sites for store development; unexpected costs of year 2000 compliance or failure by the Company or other entities with which it does business to achieve compliance; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; labor and employee benefit costs; the ability of the Company to consummate its Chapter 11 plan and the New Credit Facility; the amount of indebtedness outstanding when the Plan is consummated; the amount of unused borrowing under the New Credit Facility; and availability and terms of necessary or desirable financing or refinancing.

OVERVIEW

      On March 1, 1999, (the "Petition Date") Penn Traffic and certain of its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") in order to implement a prenegotiated financial restructuring of Penn Traffic and its subsidiaries. Since the Petition Date, Penn Traffic and these subsidiaries have continued to operate their businesses as debtors-in-possession under the Bankruptcy Code. On May 27, 1999, the Bankruptcy Court confirmed the Company's Joint Plan of Reorganization (the "Plan").

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 1, 1999 ("FIRST QUARTER FISCAL 2000") COMPARED TO THIRTEEN WEEKS ENDED MAY 2, 1998 ("FIRST QUARTER FISCAL 1999")

      The following table sets forth Statement of Operations components expressed as percentages of total revenues for First Quarter Fiscal 2000 and First Quarter Fiscal 1999:

                                           PERCENTAGE OF TOTAL REVENUES
                                                FIRST QUARTER ENDED
                                              MAY 1,           MAY 2,
                                               1999             1998
                                              ------           ------
Total revenues                                 100.0%           100.0%

Gross profit (1)                                22.2             22.0

Selling and administrative
  expenses                                      22.5             20.6

Unusual item                                    (0.6)

Operating income                                 0.3              1.3
Operating (loss) income before
  unusual item (2)                              (0.3)             1.3

Interest expense                                 2.7              5.1

Reorganization items                             1.1

Net (loss)                                      (3.8)            (2.4)
Net (loss) excluding unusual,
  reorganization, and
  extraordinary items (3)                       (3.0)            (2.4)

(1)   Total revenues less cost of sales.

(2) Operating (loss) income excluding an unusual item (income) of $3.7 million during First Quarter Fiscal 2000 (see Note 4).

(3) Net (loss) excluding an unusual item (income) of $3.7 million, reorganization items (expense) of $6.9 million and an extraordinary item (expense) of $1.5 million in First Quarter Fiscal 2000 (see Notes 4, 6 and
      8).

      Total revenues for First Quarter Fiscal 2000 decreased to $615.0 million from $716.8 million in First Quarter Fiscal 1999. The decrease in revenues is primarily attributable to a reduction in the number of stores the Company operated in the First Quarter Fiscal 2000 as compared to First Quarter Fiscal 1999 resulting from the Company's store rationalization program, a decline in same store sales and a decline in wholesale revenues. Same store sales for First Quarter Fiscal 2000 declined 4.5% from the comparable prior year period. Wholesale supermarket revenues were $75.4 million in First Quarter Fiscal 2000 and $80.7 million for First Quarter Fiscal 1999. The decrease in wholesale revenues resulted primarily from a reduction in the number of customers of the Company's wholesale/franchise business.

      In First Quarter Fiscal 2000 gross profit was $136.7 million compared to First Quarter Fiscal 1999 gross profit of $157.4 million, representing 22.2% and 22.0% of total revenues, respectively. Gross profit as a percentage of revenues improved primarily due to (1) the positive effect of re-establishing the Company's traditional high/low pricing strategy in the second half of the fiscal year ended January 30, 1999 ("Fiscal 1999") and (2) reduced inventory shrink expense as a percentage of revenues. These improvements in gross margin were partially offset by (1) an increase in buying and occupancy costs as a percentage of revenues due to the spreading of certain fixed and semi-fixed costs over reduced revenues and (2) reduced allowance income from the Company's vendors.

      Selling and administrative expenses in First Quarter Fiscal 2000 were $138.5 million or 22.5% of revenues compared to $148.0 million or 20.6% of revenues in First Quarter Fiscal 1999. Selling and administrative expenses increased as a percentage of revenues primarily due to increases in store payroll costs as a percentage of revenues and advertising expenses as a percentage of revenues. The increase in store payroll costs as a percentage of revenues is due to (1) the Company's investment in store labor as part of an effort to improve operations and focus on customer service and (2) the spreading of certain fixed and semi-fixed costs over reduced revenues.

      Depreciation and amortization expense was $16.5 million in First Quarter Fiscal 2000 and $20.0 million in First Quarter Fiscal 1999, representing 2.7% and 2.8% of total revenues, respectively. Depreciation and amortization expense decreased primarily due (1) a reduction in the Company's capital expenditure program, (2) the Company's store rationalization program, commenced in the middle of Fiscal 1999, which involves the sale or closure of certain stores and (3) the write-down of long-lived assets recorded in Fiscal 1999 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121").

      Operating income for First Quarter Fiscal 2000 was $1.9 million or 0.3% of total revenues compared to $9.5 million or 1.3% of total revenues in First Quarter Fiscal 1999. Operating (loss) before unusual item for First Quarter Fiscal 2000 was $1.8 million or (0.3%) of revenues. Operating income and operating (loss) before unusual item declined as a percentage of revenues due to an increase in selling and administrative expenses as a percentage of revenues partially offset by an increase in gross margins as a percentage of revenues.

      Interest expense for First Quarter Fiscal 2000 and First Quarter Fiscal 1999 was $16.5 million and $36.9 million, respectively. Interest expense declined primarily due to the fact that on the Petition Date, the Company discontinued the accrual of interest on the Notes.

      Income tax provision was $0.0 million for First Quarter Fiscal 2000 compared to a tax benefit of $10.4 million in First Quarter Fiscal 1999. The Company currently has a significant net deferred tax asset resulting primarily from net operating loss carryforwards and various tax credits. These net deferred tax assets have been completly offset by a previously recorded valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. Since management presently believes that a valuation allowance will be required for net deferred tax assets, no additional income tax benefit was recorded for the First Quarter Fiscal 2000.

      Net loss was $23.1 million in First Quarter Fiscal 2000 compared to net loss of $17.1 million in First Quarter Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

      As a result of the consummation of the Plan, the Company will substantially reduce the amount of its overall indebtedness. In connection with the consummation of the Plan, approximately $1.13 billion of senior notes and senior subordinated notes will be converted into $100 million of newly issued 11% Senior Notes due 2009 (the "New Senior Notes"), approximately 99.5% of the shares of the new common stock of reorganized Penn Traffic (the "New Common Stock") outstanding on the effective date of the Plan and warrants to purchase additional shares of New Common Stock. Upon consummation of the Plan in June 1999, and taking into account all costs and expenditures related to the debt restructuring and related transactions, the Company expects to have approximately $330- $335 million of outstanding indebtedness (including capital leases). Such indebtedness is expected to include $100 million of New Senior Notes, approximately $100 million of capitalized lease obligations and $130-$135 million of secured indebtedness including borrowings under the New Credit Facility.

      Prior to the Petition Date the Company had a revolving credit facility (the "Pre-petition Revolving Credit Facility") which provided for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. Shortly after the Petition Date, the Bankruptcy Court approved, on an interim basis, $240 million of a $300 million debtor-in-possession financing (the "DIP Facility") with Fleet Capital Corporation and a syndicate of lenders. A portion of the proceeds of the DIP Facility were used to repay, in full, the Company's Pre-petition Revolving Credit Facility and a mortgage on one of the Company's Syracuse distribution facilities. On April 5, 1999, the Bankruptcy Court entered a final order approving the DIP Facility. The DIP Facility expires on the earlier of (a) March 3, 2000 or (b) effective date of the Plan and grants to the lenders a first priority security interest in substantially all the assets of Penn Traffic and its subsidiaries. Availability under the DIP Facility is calculated by reference to a specified percentage of certain receivables, inventory, equipment and real property interests, less certain agreed-to reserves. As of May 1, 1999, Penn Traffic had borrowings of $100.0 million and $46.1 million of letters of credit outstanding under the DIP Facility, with $145.4 million available for borrowing under the DIP Facility. The Company intends to continue to use the DIP Facility during the pendency of the Bankruptcy Cases to finance its working capital and capital expenditure requirements. The Company believes the DIP Facility will be adequate to finance these requirements. In connection with consummation of the Plan, the Company expects to enter into the New Credit Facility, the proceeds of which will be used to repay the DIP Facility in full on the effective date of the Plan.

      Cash flows to meet the Company's operating requirements during First Quarter Fiscal 2000 are reported in the Consolidated Statement of Cash Flows. During the quarter ended May 1, 1999, the Company's net cash provided by operating activities and investing activities was $18.0 million and $13.8 million, respectively. This amount was offset by net cash used in financing activities of $31.2 million.

      Working capital increased by $1.19 billion from January 30, 1999 to May 1, 1999, primarily due to the reclassification of the Company's senior and senior subordinated notes to liabilities subject to compromise in accordance with SOP 90-7.

      Pursuant to the terms of the indenture for the New Senior Notes, the Company, at its election, can choose to pay interest on the New Senior Notes, at the rate of 11% per annum for the first two years (i.e., the first four interest payments) through the issuance of additional notes and thereafter, interest on the New Senior Notes will be payable, at the rate of 11% per annum in cash. The New Senior Notes do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices at 106% of par beginning in the year 2004 and declining annually thereafter, and at 111% of par under other specified circumstances as dictated by the Plan. The indenture for the New Senior Notes will contain certain restrictions on the Company's total indebtedness, liens, ability to pay dividends and repurchase New Common Stock and other negative covenants, which are generally less restrictive than those contained in the DIP Facility or that will be set forth in the New Credit Facility.

      In connection with, and as a condition precedent to the consummation of the Plan, the Company expects to enter into the New Credit Facility with a syndicate of lenders led by Fleet Capital Corporation as agent, a portion of the proceeds of which will be used to repay in full the DIP Facility at the effective date of the Plan. Although the terms of the New Credit Facility have not been finalized, the Company expects that the New Credit Facility will provide for term and revolving credit facilities of at least $300 million in total, with availability based in part on a borrowing base of eligible inventory and accounts receivable. The Company expects that the lenders under the New Credit Facility will have a first priority perfected security interest in substantially all of the Company's assets and that the New Credit Facility will contain a variety of operational and financial covenants intended to restrict the Company's operations. The Company intends to use amounts available under the New Credit Facility after repayment in full of the DIP Facility and payment of certain costs and expenses of the debt restructuring process to satisfy its working capital and capital expenditure requirements for the remainder of Fiscal 2000 and beyond.

      During the fiscal year ending January 29, 2000, the Company expects to invest approximately $40 million in capital expenditures (including capital leases). Penn Traffic expects to finance such capital expenditures through cash generated from operations, proceeds of asset sales and amounts available under the DIP Facility and the New Credit Facility. Capital expenditures will be principally for new stores, store remodels and investments in technology.

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

      In 1997, the Company assembled a project team consisting of representatives across key departments in the organization to assess the state of readiness and to initiate a plan and timetable to address issues encountered. This working committee functioned under the control of the Company's Management Information Systems Steering Committee and provided monthly updates to the Company's senior management. The Year 2000 readiness plan addresses three major segments: (a) Information Technology including infrastructure (i.e., mainframe, server and personal computers and their associated networks), applications, including all systems and operating software and in-store systems and equipment;
(b) Non-Information Technology, including telephones, time clocks, scales and security devices and (c) External Entities, including product and service providers and others with whom the Company interacts or exchanges information. Each segment of the readiness plan includes data collection, assessment, prioritization, resolution, testing, implementation, and ongoing monitoring of compliance.

      The table below sets forth the status and expected completion date of all phases of the readiness plan at May 1999:

                                       ESTIMATED
INFORMATION TECHNOLOGY              PERCENT COMPLETE      TARGET COMPLETION DATE
----------------------              ----------------      ----------------------
Server Computers                          100%                  Complete
Personal Computers                         90%                  July 1999
Applications                               70%                  August 1999
Mainframe Computers                       100%                  Complete
Operating Software                         90%                  August 1999
In-Store systems/equipment                 55%                  September 1999

NON-INFORMATION TECHNOLOGY

Phone Switches                             90%                  July 1999
Other equipment                            50%                  September 1999

EXTERNAL ENTITIES

Verification of critical
  business partner readiness               75%                  September 1999
Electronic Data Interchange
  business partners                        25%                  September 1999

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

      Delays in receiving standard Year 2000 software upgrades from key equipment vendors has affected the timing of upgrades of certain of the Company's point of sale equipment. The Company has now received the necessary software upgrades. The installation of these upgrades is currently in process and is expected to be completed by September 1999. After successful pilot store installations for time and attendance, direct store delivery and pharmacy systems, rollout of these systems to all stores began in January 1999 and is scheduled for completion by the end of October 1999.

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

      Based on current information, the Company estimates the cost of Year 2000 compliance will be approximately $10 million including the purchase of certain new hardware and software. To date such expenditures have totaled approximately $6.5 million. The Company has and will continue to fund these expenditures by utilizing the Company's operating cash flow as well as amounts available under its then-existing credit facility. Separately, improvement in systems functionality is being obtained from Year 2000 efforts particularly in the infrastructure area. For example, equipment that will not be supported by the vendor for Year 2000 is being replaced by more current technology.

      Based on current information, management expects that the Company will not experience significant disruption to operations due to Year 2000 compliance issues. Management believes the Company assessment has been thorough and compliance activities will be completed by September 1999. Notwithstanding the substantial efforts of the Company and its key business partners, the Company could experience disruptions to parts of its various activities and operations. Consequently, the Company is formulating contingency plans for critical functions and processes in the event of a Year 2000 problem. The contingency plan is expected to be completed in July 1999. This plan will continually be reviewed throughout the balance of calendar 1999 as additional information becomes available.

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

ITEM 1. LEGAL PROCEEDINGS

      Chapter 11 Proceedings. Reference is made to Note 1 of the Consolidated Financial Statements in Part I and is incorporated by reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      The information required by Part II, Item 3, of Form 10-Q is incorporated by reference from Notes 1 and 12 of the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations' Liquidity and Capital Resources, set forth herein.
 In addition, Penn Traffic failed to make scheduled interest payments on December 15, 1998 and February 15, 1999 with respect to its 8 5/8% Senior Notes and 10 1/4% Senior Notes, respectively. As a result, Penn Traffic was in default under these note issuances. The amount due on December 15, 1998 was $8.6 million and on February 15, 1999 was $6.4 million. With the commencement of the Bankruptcy Cases, these defaults were automatically stayed, and upon the effectiveness of the Plan, will be eliminated in their entirety.

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

            On June 11, 1999, the Company filed a report on Form 8-K relating to the confirmation of the Company's and certain of its subsidiaries Joint Plan of Reorganization under Chapter 11 of the US Bankruptcy Code.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE PENN TRAFFIC COMPANY


       June 15, 1999                    /s/  JOSEPH V. FISHER
                                        ---------------------------------
                                        By:  Joseph V. Fisher
                                             President, Chief Executive
                                             Officer and Director


       June 15, 1999                    /s/  ROBERT J. DAVIS
                                        --------------------------------
                                        By:  Robert J. Davis
                                             Senior Vice President and
                                             Chief Financial Officer