Form 10-Q
period 1999-07-31
PENN TRAFFIC CO
filed 1999-09-14
CIK 77155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

                          Commission file number 0-8858

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

                                YES /X/   NO / /


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES /X/   NO / /


            Common stock, par value $.01 per share: 20,106,955 shares
                      outstanding as of September 14, 1999

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
     except per share data)

                                         SUCCESSOR
                                          COMPANY              PREDECESSOR COMPANY
                                         ---------         ----------------------------
                                          5 WEEKS           8 WEEKS           13 WEEKS
                                           ENDED              ENDED            ENDED
                                          JULY 31,          JUNE 26,         AUGUST 1,
                                            1999             1999               1998
                                         ---------         ---------         ---------
Total Revenues                           $ 240,966         $ 391,759         $ 730,223

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy
   costs) (Note 4)                         184,761           303,037           568,629
  Selling and administrative
   expenses                                 50,450            87,881           154,080
  Amortization of excess
   reorganization value                     10,982
  Unusual items (Note 5)                                        (968)
                                         ---------         ---------         ---------

OPERATING (LOSS) INCOME                     (5,227)            1,809             7,514
  Interest expense (contractual
   interest estimated at $22,656
   for the eight week period
   ended June 26, 1999) (Note 6)             3,520             5,254            37,258
  Reorganization items (Note 7)                              160,171
                                         ---------         ---------         ---------

(LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS                        (8,747)         (163,616)          (29,744)
  Provision (benefit) for
   income taxes (Note 8)                        15                22            (6,246)
                                         ---------         ---------         ---------


(LOSS) BEFORE EXTRAORDINARY ITEMS           (8,762)         (163,638)          (23,498)
  Extraordinary items (Note 9)                              (656,435)
                                         ---------         ---------         ---------

NET (LOSS) INCOME                        $  (8,762)        $ 492,797         $ (23,498)
                                         =========         =========         =========

PER SHARE DATA (BASIC
 AND DILUTED):

  Net (loss) (Note 10)                   $   (0.44)
                                         =========

See Notes to Interim Consolidated Financial Statements. Per share data is not presented for periods prior to June 26, 1999 due to the general lack of comparability as a result of the revised capital structure of the Company.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
     except per share data)

                                         SUCCESSOR
                                          COMPANY                PREDECESSOR COMPANY
                                         ---------         -------------------------------
                                          5 WEEKS           21 WEEKS             26 WEEKS
                                           ENDED             ENDED                 ENDED
                                          JULY 31,          JUNE 26,             AUGUST 1,
                                            1999              1999                 1998
                                         ---------         -----------         -----------
Total Revenues                           $ 240,966         $ 1,006,804         $ 1,447,022

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy
   costs) (Note 4)                         184,761             781,342           1,128,019
  Selling and administrative
   expenses                                 50,450             226,430             302,035
  Amortization of excess
   reorganization value                     10,982
  Unusual items (Note 5)                                        (4,631)
                                         ---------         -----------         -----------

OPERATING (LOSS) INCOME                     (5,227)              3,663              16,968
  Interest expense (contractual
   interest estimated at $58,772
   for the twenty-one week period
   ended June 26, 1999) (Note 6)             3,520              21,794              74,120
  Reorganization items (Note 7)                                167,031
                                         ---------         -----------         -----------

(LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS                        (8,747)           (185,162)            (57,152)
  Provision (benefit) for
   income taxes (Note 8)                        15                  60             (16,596)
                                         ---------         -----------         -----------

(LOSS) BEFORE EXTRAORDINARY ITEMS           (8,762)           (185,222)            (40,556)
  Extraordinary items  (Note 9)                               (654,928)
                                         ---------         -----------         -----------

NET (LOSS) INCOME                        $  (8,762)        $   469,706         $   (40,556)
                                         =========         ===========         ===========

PER SHARE DATA (BASIC
 AND DILUTED):

  Net (loss) (Note 10)                   $   (0.44)
                                         =========


See Notes to Interim Consolidated Financial Statements. Per share data is not presented for periods prior to June 26, 1999 due to the general lack of comparability as a result of the revised capital structure of the Company.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)

                                                                                         UNAUDITED
                                                                                       JULY 31, 1999      JANUARY 30, 1999
                                                                                       -------------      ----------------
     ASSETS

CURRENT ASSETS:
  Cash and short-term investments                                                       $    77,180         $    43,474
  Accounts and notes receivable
   (less allowance for doubtful accounts
   of $8,991 and $5,731, respectively)                                                       44,096              62,420
  Inventories (Note 12)                                                                     255,740             283,631
  Prepaid expenses and other current assets                                                  10,786              14,619
                                                                                        -----------         -----------
    Total Current Assets                                                                    387,802             404,144

NONCURRENT ASSETS:
  Capital leases - net                                                                       65,041              90,932
  Property, plant and equipment - net (Note 13)                                             222,487             380,143
  Beneficial leases - net                                                                    60,603              14,785
  Goodwill - net                                                                            269,894
  Excess reorganization value - net                                                         331,646
  Other assets and deferred charges - net                                                    20,631              68,163
                                                                                        -----------         -----------
    Total Assets                                                                        $ 1,088,210         $ 1,228,061
                                                                                        ===========         ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of obligations
   under capital leases                                                                 $     9,903         $    11,516
  Current maturities of long-term
   debt (Note 14)                                                                               282           1,267,813
  Trade accounts and drafts payable                                                         130,811             134,432
  Payroll and other accrued liabilities                                                      91,329              81,867
  Accrued interest expense                                                                    2,309              42,783
  Payroll taxes and other taxes payable                                                      13,479              15,420
                                                                                        -----------         -----------
    Total Current Liabilities                                                               248,113           1,553,831

NONCURRENT LIABILITIES:
  Obligations under capital leases                                                           87,562              98,029
  Long-term debt (Note 14)                                                                  227,828
  Deferred taxes                                                                             81,203
  Other noncurrent liabilities                                                               28,609              45,907
                                                                                        -----------         -----------
    Total Liabilities                                                                       673,315           1,697,767
                                                                                        -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 15):
  Preferred stock (Successor Company) -
   authorized 1,000,000 shares,
   $.01 par value; none issued
  Common Stock (Successor Company) authorized 30,000,000 shares, $.01 par value;
   20,106,955 shares issued and outstanding                                                     201
  Common Stock (Predecessor Company) -
   authorized 30,000,000 shares, $1.25 par value;
   10,824,591 shares issued and outstanding                                                                      13,425
  Capital in excess of par value                                                            416,207             179,882
  Stock warrants                                                                              7,249
  Retained deficit                                                                           (8,762)           (658,820)
  Minimum pension liability adjustment                                                                           (3,470)
  Unearned compensation                                                                                             (98)
  Treasury stock, at cost                                                                                          (625)
                                                                                        -----------         -----------
    Total Stockholders' Equity (Deficit)                                                    414,895            (469,706)
                                                                                        -----------         -----------
    Total Liabilities and
     Stockholders' Equity (Deficit)                                                     $ 1,088,210         $ 1,228,061
                                                                                        ===========         ===========

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
(All dollar amounts
  in thousands)

                                    SUCCESSOR
                                     COMPANY          PREDECESSOR COMPANY
                                   -----------    --------------------------
                                     5 WEEKS       21 WEEKS       26 WEEKS
                                      ENDED          ENDED          ENDED
                                     JULY 31,       JUNE 26,       AUGUST 1,
                                       1999           1999           1998
                                   -----------    ----------      ----------
OPERATING ACTIVITIES:
  Net (loss) income                $  (8,762)     $ 469,706       $ (40,556)
 Adjustments to reconcile
   net (loss) income to net cash
   provided by (used in)
   operating activities:
  Depreciation and amortization        4,615         25,832          39,942
  Amortization of Excess
   reorganization value               10,982
  Gain on sold / closed stores                       (2,921)
  Reorganization Items:
   Gain from rejected leases                        (12,830)
   Write-off of unamortized
    deferred financing fees                          16,591
   Fresh-start adjustments                          151,161
  Extraordinary items                              (654,928)
  Other - net                                           120
NET CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable and prepaid
   expenses                            5,753         15,437           4,729
  Inventories                          1,387         22,321          16,916
  Payables and accrued expenses       (4,045)        13,800         (13,009)
  Deferred taxes                                                    (16,671)
  Deferred charges and
   other assets                          (12)         1,464          (1,447)
  Other noncurrent liabilities          (207)        (4,797)         (1,746)
                                   ---------      ---------       ---------

NET CASH PROVIDED BY (USED IN )
 OPERATING ACTIVITIES                  9,711         40,956         (11,842)
                                   ---------      ---------       ---------

INVESTING ACTIVITIES:
  Capital expenditures                (3,296)        (6,279)         (8,028)
  Proceeds from sale of assets                       17,273           3,368
                                   ---------      ---------       ---------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                 (3,296)        10,994          (4,660)
                                   ---------      ---------       ---------

FINANCING ACTIVITIES:
  Payments to settle
   long-term debt                        (22)        (9,598)         (3,085)
  Borrowing of pre-petition
   revolver debt                                     31,100          70,800
  Repayment of pre-petition
   revolver debt                                   (144,000)        (48,483)
  Borrowing of DIP revolver debt                    166,751
  Repayment of DIP revolver debt                   (166,751)
  Borrowing of new term loan                        115,000
  Reduction of capital lease
   obligations                          (746)        (8,487)         (6,406)
  Payment of debt issuance costs                     (7,906)
                                   ---------      ---------       ---------

NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                   (768)       (23,891)         12,826
                                   ---------      ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                           5,647         28,059          (3,676)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                  71,533         43,474          49,095
                                   ---------      ---------       ---------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $  77,180      $  71,533       $  45,419
                                   =========      =========       =========


See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - REORGANIZATION

         On March 1, 1999 (the "Petition Date"), the Penn Traffic Company (the "Company") and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On May 27, 1999, the Bankruptcy Court confirmed the Company's chapter 11 plan of reorganization (the "Plan") and on June 29, 1999 (the "Effective Date"), the Plan became effective in accordance with its terms.

         Consummation of the Plan has resulted in (a) the former $732.2 million principal amount of senior notes being exchanged for $100 million of new senior notes (the "New Senior Notes") and 19,000,000 shares of new common stock (the "New Common Stock"), (b) the former $400 million principal amount of senior subordinated notes being exchanged for 1,000,000 shares of New Common Stock and six-year warrants to purchase 1,000,000 shares of New Common Stock having an exercise price of $18.30 per share, (c) holders of Penn Traffic's formerly issued common stock receiving one share of New Common Stock for each 100 shares of common stock held immediately prior to the Petition Date, for a total of 106,955 new shares. As part of the Plan, the Company also authorized for issuance to officers and key employees options to purchase up to 2,297,000 shares of New Common Stock. The Company's New Common Stock and warrants to purchase common stock are currently trading on the OTC Bulletin Board under the symbols "PETR" and "PETRW," respectively. The Company's application to list the New Common Stock and warrants on the Nasdaq National Market has been approved. Trading of the New Common Stock and warrants under the symbols "PNFT" and "PNFTW," respectively, is expected to commence on or about September 15, 1999.

         The Company's Plan also provides for the payment in full of all of the Company's obligations to its other creditors.

         On the Effective Date, in connection with the consummation of the Plan, the Company entered into a new $320 million secured credit facility (the "New Credit Facility"). The New Credit Facility includes (a) a $205 million revolving credit facility (the "New Revolving Credit Facility") and (b) a $115 million term loan (the "Term Loan"). The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. Proceeds from the New Credit Facility were used to satisfy the Company's obligations under its debtor-in-possession financing (the "DIP Facility"), pay certain costs of the reorganization process and are available to satisfy the Company's ongoing working capital and capital expenditure requirements.


NOTE 2 - BASIS OF PRESENTATION

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

         The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring, except for fresh-start adjustments (see Note 3). These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 and the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended May 1, 1999. However, as a result of the implementation of fresh-start reporting, the financial statements of the Company after consummation of the Plan are not comparable to the Company's financial statements for prior periods.

         All significant intercompany transactions and accounts have been eliminated in consolidation.

         Certain amounts in the January 30, 1999 Consolidated Balance Sheet and the Consolidated Statement of Cash Flows for the 21-week period ended June 26, 1999 and the 26-week period ended August 1, 1998 have been reclassified for comparative purposes.


NOTE 3 - FRESH-START REPORTING

         As of the Effective Date of the Plan, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In connection with the adoption of fresh-start reporting, a new entity has been created for financial reporting purposes. The Effective Date of the Company's emergence from bankruptcy is considered to be the close of business on June 26, 1999 for financial reporting purposes. The periods presented prior to June 26, 1999 have been designated "Predecessor Company" and the period subsequent to June 26, 1999 has been designated "Successor Company". In accordance with fresh-start reporting, all assets and liabilities are recorded at their respective fair market values. The fair value of the Company's long-lived assets were determined, in part, using information provided by third-party appraisers.

         The reorganization value of the Company is now reflected as the debt and equity value of the new company. To facilitate the calculation of the reorganization value, the Company developed a set of financial projections. Based on these financial projections, the reorganization value was determined by the Company, with the assistance of a financial advisor, using various valuation methods, including, (i) a comparison of the Company and its projected performance to how the market values comparable companies, (ii) a calculation of the present value of the free cash flows under the projections, including an assumption for a terminal value, and (iii) negotiations with an informal committee of the Company's noteholders. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed.

         The total reorganization value as of the Effective Date was approximately $750 million, which was approximately $342.6 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities. Such excess is classified as "Excess reorganization value" in the accompanying Consolidated Balance Sheet and is being amortized on a straight-line basis over a three-year period.

         The total outstanding indebtedness (including capital leases) as of the Effective Date was approximately $326.3 million. The Stockholders' Equity on the Effective Date of approximately $423.7 million was established by deducting such total outstanding indebtedness of $326.3 million from the reorganization value of $750 million. Stockholders' Equity includes $7.2 million representing the fair value of the warrants distributed in conjunction with consummation of the Plan.

         The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet as of June 26, 1999 (in thousands):

                              Predecessor                                       Reorganized
                             Balance Sheet  Reorganization     Fresh-Start     Balance Sheet
                             June 26, 1999    Adjustments      Adjustments     June 26, 1999
                             -------------    -----------      -----------     -------------
         ASSETS

CURRENT ASSETS:
  Cash and short-term
   investments                 $   40,776     $   30,757 (a)                    $   71,533
  Accounts and notes
   receivable - net                50,266                                           50,266
  Inventories                     261,310                      $   (4,183)(i)      257,127
  Prepaid expenses and
   other current assets            10,369                                           10,369
                               ----------     ----------       ----------       ----------
     Total Current Assets         362,721         30,757           (4,183)         389,295

NONCURRENT ASSETS:
  Capital leases - net             82,055                         (16,127)(i)       65,928
  Property, plant
   and equipment - net            359,556                        (137,232)(i)      222,324
  Beneficial leases - net          14,610                          46,588 (i)       61,198
  Goodwill - net                  266,434                        (266,434)(j)
  Excess reorganization
   value - net                                                    342,628 (k)      342,628
  Other assets and
   deferred charges - net          52,127          2,201 (b)      (33,710)(i)       20,618
                               ----------     ----------       ----------       ----------
     Total Assets              $1,137,503     $   32,958       $  (68,470)      $1,101,991
                               ==========     ==========       ==========       ==========


     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Current portion of
   obligations under
   capital leases              $    9,598                                       $    9,598
  Current maturities
   of long-term debt                  493     $     (214)(c)                           279
  Trade accounts and
   drafts payable                 134,033                                          134,033
  Payroll and other
   accrued liabilities             78,721         13,878 (d)   $    1,578 (l)       94,177
  Accrued interest
   expense                          1,135           (766)(e)                           369
  Payroll taxes and
   other taxes payable             12,531                             863 (m)       13,394
                               ----------     ----------       ----------       ----------
     Total Current Liabilities    236,511         12,898            2,441          251,850

NONCURRENT LIABILITIES:
  Obligations under
   capital leases                  88,613                                           88,613
  Long-term debt                   93,019        134,834 (f)                       227,853
  Deferred taxes                                                   81,203 (m)       81,203
  Other noncurrent liabilities     29,768                            (953)(l)       28,815
                               ----------     ----------       ----------       ----------
     Total liabilities not
      subject to compromise       447,911        147,732           82,691          678,334

LIABILITIES SUBJECT
 TO COMPROMISE                  1,194,888     (1,194,888)(g)
                               ----------     ----------       ----------       ----------

     Total Liabilities          1,642,799     (1,047,156)          82,691          678,334
                               ----------     ----------       ----------       ----------

TOTAL STOCKHOLDERS'
 (DEFICIT) EQUITY                (505,296)     1,080,114 (h)     (151,161)(n)      423,657
                               ----------     ----------       ----------       ----------

     Total Liabilities
      and Stockholders'
      (Deficit) Equity         $1,137,503     $   32,958       $  (68,470)      $1,101,991
                               ==========     ==========       ==========       ==========

The explanation of the reorganization and fresh-start adjustment columns of the Consolidated Balance Sheet are as follows:

(a) Reflects the proceeds of the New Credit Facility net of (1) the repayment of the Company's obligations under the DIP Facility, (2) certain mortgages repaid in connection with the reorganization and (3) the deferred financing costs of the New Credit Facility.

(b) Reflects (1) the establishment of deferred financing costs for the New Credit Facility and (2) the elimination of unamortized deferred financing costs related to the DIP Facility and certain mortgages repaid in connection with the reorganization.

(c) Reflects the repayment of certain mortgages in connection with the reorganization.

(d) Reflects (1) the reclassification of a liability for rejected leases (which was included in Liabilities Subject to Compromise prior to the effectiveness of the Plan) to Payroll and other accrued liabilities and
         (2) the accrual of certain deferred financing costs of the New Credit Facility not paid as of the Effective Date.

(e) Reflects the payment of the accrued interest on the DIP Facility and certain mortgages repaid in connection with the reorganization.

(f) Reflects (1) the issuance of the New Senior Notes ($100 million) (2) borrowings under the New Credit Facility on the Effective Date ($115 million Term Loan) and (3) the repayment of the DIP Facility and certain mortgages.

(g) Reflects (1) the conversion of all the Company's obligations under its pre-petition senior and senior subordinated notes into $100 million of New Senior Notes, approximately 99.5% of the shares of the New Common Stock of reorganized Penn Traffic and warrants to purchase additional shares of New Common Stock and (2) the reclassification of a liability for rejected leases to Payroll and other accrued liabilities.

(h) Reflects the adjustment to Stockholders' (Deficit) Equity in connection with the consummation of the Plan.

(i) Reflects the adjustment of Inventories, Capital leases, Property plant and equipment, Beneficial leases and Other assets and deferred charges to fair value. The adjustment includes a provision for a change in the method of accounting for inventories. Inventory values in the Successor Company have been reduced for certain related periodic vendor promotional discounts whereas the Predecessor Company recorded inventories without reducing the value for such promotional discounts.

(j)      Reflects the elimination of Goodwill.

(k) Reflects the establishment of excess reorganization value (the reorganization value ($750 million) in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities).

(l) Reflects (1) the elimination of a pension liability in connection with the adjustment of pension assets and liabilities to fair value and (2) a revaluation of the Company's workmens compensation liabilities.

(m) Reflects the recording of deferred tax liabilities associated with the difference between the book and tax base of the Company's assets and liabilities.

(n) Reflects the net effect on Stockholders' (Deficit) Equity of fresh-start adjustments to the Company's assets and liabilities.

NOTE 4 - SPECIAL CHARGES

         During the 8-week period ended June 26, 1999, the Company decided to commence a process to refine the scope of the nonfood merchandise carried in its 15 Big Bear Plus combination stores to a smaller number of categories with a greater depth of variety in these categories. Accordingly, during the 8-week period ended June 26, 1999, the Company recorded a special charge of $3.9 million associated with this repositioning of these 15 Big Bear Plus combination stores. This charge, which consists of estimated inventory markdowns for discontinued product lines, is included in cost of sales.

         During the third and fourth quarters of Fiscal 1999, the Company recorded special charges of $69.3 million related to its store rationalization program (net of a $12.7 million gain on the sale of assets in connection with the store rationalization program). In connection with the implementation of this program, the Company has sold or closed 50 stores. At July 31, 1999 and January 30, 1999, the accrued liability related to these charges was $18.5 million and $37.4 million, respectively.


NOTE 5 - UNUSUAL ITEMS

         During the 8-week period ended June 26, 1999, the Company recorded unusual items (income) of $1.0 million related to (1) a reduction of closed store reserves previously accrued in connection with the Company's store rationalization program, (2) a gain on the disposition of certain assets sold in connection with the Company's store rationalization program and (3) an adjustment to a gain on the disposition of certain assets sold in connection with the Company's store rationalization program previously recorded in the 13-week period ended May 1, 1999.

         During the 21-week period June 26, 1999, the Company recorded unusual items (income) of $4.6 million related to (1) a reduction of closed store reserves previously accrued in connection with the Company's store rationalization program and (2) a gain on the disposition of certain assets sold in connection with the Company's store rationalization program.


NOTE 6 - INTEREST EXPENSE

         As a result of the Bankruptcy Cases, on and after the Petition Date no principal or interest payments were made on the $1.132 billion of the Company's former senior and senior subordinated notes. Accordingly, no interest expense for these obligations has been accrued on or after the Petition Date. Had such interest been accrued, interest expense for the 8-week and 21-week periods ended June 26, 1999 would have been approximately $22.7 million and $58.8 million, respectively.

NOTE 7 - REORGANIZATION ITEMS

         Reorganization items (expense) included in the accompanying Consolidated Statements of Operations consist of the following items (in thousands):



                                     PREDECESSOR COMPANY
                                ------------------------------
                                8 WEEKS ENDED   21 WEEKS ENDED
                                JUNE 26, 1999   JUNE 26, 1999
                                -------------   --------------

Fresh-start adjustments           $ 151,161       $ 151,161
Gain from rejected leases                           (12,830)
Write-off of unamortized
 deferred financing fees                             16,591
Professional fees                     9,010          12,109
                                  ---------       ---------
         Total Expense            $ 160,171       $ 167,031
                                  =========       =========


         The gain from rejected leases listed above is the difference between the estimated allowed claims for rejected leases and liabilities previously recorded for such leases. The professional fees listed above include accounting, legal, consulting and other miscellaneous services associated with the implementation of the Plan.


NOTE 8 - TAX PROVISION

         The tax provisions for the 8-week and 21-week periods ended June 26, 1999 are not recorded at statutory rates due to (a) differences between the income calculations for financial reporting and tax reporting purposes and (b) the recording of a valuation allowance. A valuation allowance is required when it is more likely than not the recorded value of a deferred tax asset will not be realized.

         The effective tax rate associated with the tax provision for the 5-week period ended July 31, 1999 varies from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the amortization of nondeductible excess reorganization value and the fact that the Company is able to utilize its net operating loss carryforwards to offset taxable income generated during the fiscal year ending January 29, 2000.

         At January 30, 1999, Penn Traffic had approximately $300 million of federal net operating loss carryforwards and various tax credits. As a result of the gain on debt discharge, during the fiscal year ending January 29, 2000 the Company will use the entire amount of such net operating loss carryforwards and tax credits. In addition, after January 29, 2000, the Company will lose the vast majority of the tax basis of its long-term assets. This will reduce the amount of tax depreciation and amortization that the Company will be able to utilize on its tax returns, starting in the fiscal year ending January 28, 2001.

         In connection with the implementation of fresh-start reporting the Company recorded approximately $82 million of net deferred tax liabilities on the Effective Date.

NOTE 9 - EXTRAORDINARY ITEMS

         As a result of the consummation of the Plan, the Company recognized an extraordinary gain on debt discharge during the 8-week period ended June 26, 1999 as follows (in millions):


     Elimination of the former senior and senior
       subordinated notes including accrued interest               $1,182.2
     Write-off of unamortized deferred financing fees
       for debt repaid in connection with the Plan                     (2.1)
     Issuance of New Senior Notes                                    (100.0)
     Issuance of New Common Stock and warrants                       (423.7)
                                                                   --------

           Extraordinary gain on debt discharge                    $  656.4
                                                                   ========


         The extraordinary items recorded for the 21-week period ended June 26, 1999 of $654.9 million are comprised of the extraordinary gain on debt discharge recognized in the 8-week period ended June 26, 1999 and the write-off of unamortized deferred financing fees associated with the early retirement of the Company's revolving credit facility prior to the Petition Date (the "Pre-petition Revolving Credit Facility") ($1.5 million) which was recorded during the 13-week period ended May 1, 1999. No corresponding tax benefit has been recorded.


NOTE 10 - NET (LOSS) PER SHARE

         Net (loss) per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. Shares used in the calculation of basic and diluted EPS were 20,106,955 for the 5-week period ended July 31, 1999. There were no incremental dilutive potential securities for the 5-week period ended July 31, 1999 as the exercise price for outstanding warrants (1,000,000 shares) and options (1,837,500 shares) was greater than the average market price of the New Common Stock.

         Net (loss) per share data is not presented for periods prior to June 26, 1999 due to the general lack of comparability as a result of the revised capital structure of the Company.

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)

                                    SUCCESSOR
                                     COMPANY        PREDECESSOR COMPANY
                                   ----------    --------------------------
                                     5 WEEKS       8 WEEKS       13 WEEKS
                                      ENDED         ENDED          ENDED
                                     JULY 31,      JUNE 26,       AUGUST 1,
                                      1999          1999            1998
                                   ---------     ---------       ----------

  EBITDA                             $10,611       $14,421        $28,033

  Cash Interest Expense                3,439         4,777         36,012


                                     5 WEEKS      21 WEEKS       26 WEEKS
                                      ENDED         ENDED          ENDED
                                     JULY 31,      JUNE 26,       AUGUST 1,
                                      1999          1999            1998
                                   ---------     ---------       ----------

  EBITDA                             $10,611       $29,772        $58,161

  Cash Interest Expense                3,439        20,393         71,679


         EBITDA is earnings before interest, depreciation, amortization, amortization of excess reorganization value, LIFO provision, special charges, unusual items, reorganization items, extraordinary items, the cumulative effect of change in accounting principle and taxes. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

         No interest expense for the Company's $1.132 billion of the Company's former senior and senior subordinated notes have been accrued on or after the Petition Date. Had such interest been accrued, cash interest expense for the 8-week and 21-week periods ended June 26, 1999 would have been approximately $22.2 million and $57.4 million, respectively.


NOTE 12 - INVENTORIES

         Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method of valuation for the vast majority of the Company's inventories. If the first-in, first-out ("FIFO") method had been used by the Company, inventories would have been $0.2 million and $23.6 million higher than reported at July 31, 1999 and January 30, 1999, respectively. In connection with the implementation of fresh-start reporting the Company adjusted the value of its LIFO inventories on the Effective Date to be equal to fair value which approximates the FIFO value of inventories.

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment - net consists of the following (in thousands):

                                              July 31, 1999    January 30, 1999
                                              -------------    ----------------

         Land                                   $  41,602         $  16,525
         Buildings                                 84,420           183,660
         Furniture and fixtures                    96,628           455,592
         Vehicles                                   2,970            16,792
         Leasehold improvements                                     171,007
                                                ---------         ---------
                                                  225,620           843,576
         Less: Accumulated depreciation            (3,133)         (463,433)
                                                ---------         ---------

         Property, plant and equipment-net      $ 222,487         $ 380,143
                                                =========         =========


         In connection with the implementation of fresh-start reporting, the Company determined the fair value of each of its leases and recorded a beneficial lease asset of approximately $61.2 million on June 26, 1999. Accordingly, the Company eliminated the book value of its leasehold improvements.


NOTE 14 - LONG-TERM DEBT

         Prior to the Petition Date, the Company had the Pre-petition Revolving Credit Facility which provided for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. After the Petition Date, the Bankruptcy Court approved the DIP Facility. A portion of the proceeds of the DIP Facility were used to repay, in full, the Company's Pre-petition Revolving Credit Facility and a mortgage on one of the Company's distribution facilities and to finance its working capital and capital expenditure requirements. The DIP Facility matured on June 29, 1999, the Effective Date.

         The consummation of the Plan has resulted in the holders of Penn Traffic's former senior and senior subordinated notes exchanging their notes in the following manner: (a) the holders of the former outstanding $732.2 million of senior notes received their pro rata share of $100 million of New Senior Notes and 19,000,000 shares of New Common Stock, and (b) the holders of the former outstanding $400 million of senior subordinated notes received their pro rata share of 1,000,000 shares of New Common Stock and six-year warrants to purchase 1,000,000 shares of New Common Stock having an exercise price of $18.30 per share.

         The New Senior Notes mature on June 29, 2009 and do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices at 106% of par beginning in the year 2004 and declining annually thereafter, and at 111% of par under other specified circumstances as dictated by the Plan. Pursuant to the terms of the indenture for the New Senior Notes, the Company, at its election, can choose to pay interest on the New Senior Notes, at the rate of 11% per annum for the first two years (i.e., the first four interest payments) through the issuance of additional notes and thereafter, interest on the New Senior Notes will be payable, at the rate of 11% per annum in cash. Any notes issued in lieu of interest would also mature on June 29, 2009 and bear interest at 11% per annum.

         In connection with the consummation of the Plan, the Company entered into the New Credit Facility. The New Credit Facility includes (a) the $205 million New Revolving Credit Facility and (b) the $115 million Term Loan. The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. Proceeds from the New Credit Facility were used to satisfy the Company's obligations under its DIP Facility, pay certain costs of the reorganization process and are available to satisfy the Company's ongoing working capital and capital expenditure requirements.

         The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in future fiscal years are outlined on the following table (in thousands):

              Fiscal Year                    Amount Maturing
              -----------                    ---------------

                 2001                           $  2,000
                 2002                              4,750
                 2003                              6,750
                 2004                              9,750
                 2005                             12,750
                 2006                              7,750
                 2007                             71,250
                                                --------
                                                $115,000


         Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. As of July 31, 1999, there were no borrowings under the New Revolving Credit Facility. Availability under the New Revolving Credit Facility was $130.1 million as of July 31, 1999.

         Total debt outstanding on July 31, 1999 was (in thousands):


                 Current Maturities               $    282
                                                  --------

                 New Term Loan                     115,000
                 Other Secured Debt                 12,828
                 New Senior Notes                  100,000
                                                  --------
                 Total Long-Term Debt              227,828

                     Total Debt                   $228,110

NOTE 15 - COMMON STOCK OPTIONS AND WARRANTS OUTSTANDING

         Pursuant to the Plan, the Company is authorized to issue 30,000,000 shares of New Common Stock. As of July 31, 1999, 20,106,955 shares of common stock have been issued.

         Pursuant to the Plan, the Company is authorized to issue 1,000,000 shares of preferred stock. No shares have been issued.

         Pursuant to the Plan, the 1999 Equity Incentive Plan (the "Equity Plan") was adopted on the Effective Date. The Equity Plan makes available the granting of options to acquire an aggregate of 2,297,000 shares of New Common Stock. All of the Company's officers and employees are eligible to receive options under the Equity Plan. Options to acquire an aggregate of 1,097,000 shares were issued as of the Effective Date. Options to acquire an additional 600,500 shares were granted during the 5-week period ended July 31, 1999 to certain officers and employees of the Company. Options to acquire an additional 599,500 shares may be granted by the Board of Directors' Compensation Committee.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), defines a fair value based method of accounting for an employee stock option by which compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), by which compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. The Company has elected to continue to account for its stock-based compensation plan under the provisions of APB 25. No compensation expense has been recognized in the accompanying interim financial statements relative to the Company's Equity Plan.

         During the 5-week period ended July 31, 1999, the Company adopted the 1999 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan makes available to the Company's directors, who are not officers of the Company, options to acquire up to 250,000 shares of New Common Stock. During the 5-week period ended July 31, 1999, the Company granted options to purchase an aggregate of 140,000 shares to seven of the Company's directors.

         Pursuant to the Plan, the Company has also issued six-year warrants to purchase 1,000,000 shares of New Common Stock at an exercise price of $18.30 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Penn Traffic Company (the "Company") cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in the Company's business strategy; availability, location and terms of sites for store development; unexpected costs of year 2000 compliance or failure by the Company or other entities with which it does business to achieve compliance; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.


OVERVIEW

         As discussed in Note 1 to the accompanying Consolidated Financial Statements, Penn Traffic (the "Company") emerged from its Chapter 11 proceedings effective June 29, 1999 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of its plan of reorganization (the "Plan") effective June 26, 1999. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has applied fresh-start reporting as of June 26, 1999 which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to June 26, 1999 have been designated "Predecessor Company" and the period subsequent to June 26, 1999 has been designated "Successor Company". For purposes of the discussion of Results of Operations for the 13-week and 26-week periods ended July 31, 1999, the results of the Predecessor Company and Successor Company have been combined since separate discussions of these periods are not meaningful in terms of their operating results or comparisons to the prior year.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("SECOND QUARTER FISCAL 2000") AND TWENTY-SIX WEEKS ENDED JULY 31, 1999 COMPARED TO THIRTEEN WEEKS ("SECOND QUARTER FISCAL 1999") AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

         The following table sets forth Statement of Operations components expressed as percentages of total revenues for Second Quarter Fiscal 2000 and Second Quarter Fiscal 1999, and for the 26-week period ended July 31, 1999 and August 1, 1998, respectively:

                                                         Second Quarter Ended                      Twenty-six Weeks Ended
                                                    ------------------------------              ---------------------------
                                                    JULY 31,              August 1,             JULY 31,           August 1,
                                                      1999                  1998                  1999               1998
                                                    --------              --------              --------           --------
Total revenues                                        100.0%               100.0%                 100.0%            100.0%

Gross profit (1)                                       22.9                 22.1                   22.6              22.0

Gross profit excluding
 special charge (2)                                    23.5                 22.1                   22.9              22.0

Selling and administrative
 expenses                                              21.9                 21.1                   22.2              20.9

Unusual items (3)                                      (0.2)                                       (0.4)

Amortization of excess
 reorganization value                                   1.7                                         0.9

Operating (loss) income                                (0.5)                 1.0                   (0.1)              1.2

Operating income before
 unusual items, special charge
 and amortization of excess
 reorganization value (4)                               1.7                  1.0                    0.7               1.2

Interest expense                                        1.4                  5.1                    2.0               5.1

Reorganization items                                   25.3                                        13.4

Net income (loss)                                      76.5                 (3.2)                  36.9              (2.8)

Net income (loss) excluding
 unusual items, special charge,
 amortization of excess
 reorganization value,
 reorganization items, and
 extraordinary items (5)                                0.3                 (3.2)                  (1.3)             (2.8)


(1)      Total revenues less cost of sales.

(2) Gross profit excluding a special charge of $3.9 million in Second Quarter Fiscal 2000 (see Note 4).

(3) Unusual items (income) of $1.0 million and $4.6 million for Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999, respectively.

(4) Operating (loss) for Second Quarter Fiscal 2000 excluding unusual items (income) of $1.0 million, a special charge of $3.9 million, and amortization of excess reorganization value of $11.0 million. Operating (loss) for the 26-week period ended July 31, 1999 excluding a special charge of $3.9 million, unusual items (income) of $4.6 million, and amortization of excess reorganization value of $11.0 million (see Note 4 and Note 5).

(5) Net income for Second Quarter Fiscal 2000 excluding unusual items (income) of $1.0 million, a special charge of $3.9 million, amortization of excess reorganization value of $11.0 million, reorganization items (expense) of $160.2 million and extraordinary items (income) of $656.4 million. Net income for the 26-week period ended July 31, 1999 excluding unusual items (income) of $4.6 million, a special charge of $3.9 million, amortization of excess reorganization value of $11.0 million, reorganization items (expense) of $167.0 million and extraordinary items (income) of $654.9 million (see Notes 4, 5, 7 and 9).

         Total revenues for Second Quarter Fiscal 2000 decreased to $632.7 million from $730.2 million in Second Quarter Fiscal 1999. Total revenues for the 26-week period ended July 31, 1999 decreased to $1.248 billion from $1.447 billion for the 26-week period ended August 1, 1998. The decrease in revenues is primarily attributable to a reduction in the number of stores the Company operated in Second Quarter Fiscal 2000 as compared to Second Quarter Fiscal 1999 resulting from the Company's store rationalization program, a decline in same store sales and a decline in wholesale revenues. Same store sales for Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999 declined 1.1% and 2.8%, respectively, from the comparable prior year period. Wholesale supermarket revenues were $76.0 million in Second Quarter Fiscal 2000 compared to $84.2 million in Second Quarter Fiscal 1999. Wholesale supermarket revenues were $151.4 million for the 26-week period ended July 31, 1999 compared to $164.9 million for the 26-week period ended August 1, 1998. The decrease in wholesale revenues resulted primarily from a reduction in the number of customers of the Company's wholesale/franchise business.

         Gross profit in Second Quarter Fiscal 2000 was 22.9% of revenues compared to 22.1% of revenues in Second Quarter Fiscal 1999. In Second Quarter Fiscal 2000, gross profit, excluding a special charge of $3.9 million associated with the repositioning of the Company's 15 Big Bear Plus Stores (see Note 4), was 23.5% of revenues. Gross profit in the 26-week period ended July 31, 1999 was 22.6% of revenues compared to 22.0% of revenues for the 26-week period ended August 1, 1998. For the 26-week period ended July 31, 1999 gross profit, excluding a special charge of $3.9 million, was 22.9% of revenues. The increase in gross profit, excluding the special charge of $3.9 million, as a percentage of revenues in Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999 was primarily due to (1) the positive effect of re-establishing the Company's traditional high/low pricing strategy in the second half of the fiscal year ended January 30, 1999 ("Fiscal 1999") (2) reduced inventory shrink expense as a percentage of revenues and (3) a reduction in depreciation and amortization expense (as described below). In addition, during Second Quarter Fiscal 2000 gross profit was positively impacted by the Company's store rationalization program which has involved the sale or closure of approximately 50 stores which generally had lower gross margins than the average for the Company. These improvements in gross profit were partially offset by reduced allowance income from the Company's vendors in the 26-week period ended July 31, 1999.

         Selling and administrative expenses in Second Quarter Fiscal 2000 were 21.9% of revenues compared to 21.1% of revenues in Second Quarter Fiscal 1999. For the 26-week period ended July 31, 1999 selling and administrative expenses were 22.2% of revenues compared to 20.9% of revenues for the 26-week period ended August 1, 1998. The increase in selling and administrative expenses as a percentage of revenues in Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999 was primarily due to (1) the Company's investment in store labor as part of an effort to improve operations and focus on customer service
(2) the spreading of certain fixed and semi-fixed costs over reduced revenues,
(3) an increase in promotional expenses (the Company accounts for certain promotional expenses in the selling and administrative expenses line of the Consolidated Statement of Operations) and (4) an adjustment to allowance for doubtful accounts as described below. Included in selling and administrative expenses in Second Quarter Fiscal 2000 is a $1.9 million adjustment to allowance for doubtful accounts primarily related to certain receivables arising from the Company's pharmacy operations in prior periods whose collection now appears doubtful. These increases in selling and administrative expenses as a percentage of revenues were partially offset by a reduction in goodwill amortization resulting from (1) the Company's store rationalization program, commenced in the middle of Fiscal 1999, which involves the sale or closure of certain stores and
(2) the elimination of goodwill on June 26, 1999 in connection with the implementation of fresh-start reporting (see Note 3).

         Depreciation and amortization expense was $13.9 million in Second Quarter Fiscal 2000 and $19.9 million in Second Quarter Fiscal 1999, representing 2.2% and 2.7% of revenues, respectively. Depreciation and amortization expense was $30.4 million for the 26-week period ended July 31, 1999 and $40.0 million for the 26-week period ended August 1, 1998, representing 2.4% and 2.8% of total revenues, respectively. Depreciation and amortization expense decreased primarily due to (1) a reduction in the Company's capital expenditure program, (2) the Company's store rationalization program, commenced in the middle of Fiscal 1999, which involved the sale or closure of certain stores and (3) the write-down of long-lived assets recorded in Fiscal 1999 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), (4) a reduction in the carrying value of property, plant and equipment associated with the implementation of fresh-start reporting and (5) the elimination of goodwill on June 26, 1999 associated with the implementation of fresh-start reporting.

         During the 8-week and 21-week periods ended June 26, 1999, the Company recorded unusual items (income) of $1.0 million and $4.6 million, respectively, related to the Company's store rationalization program (see Note 5).

         Operating (loss) for Second Quarter Fiscal 2000 was $3.4 million or (0.5%) of total revenues compared to operating income of $7.5 million or 1.0% of total revenues in Second Quarter Fiscal 1999. In Second Quarter Fiscal 2000, operating income before unusual items (income), a special charge and amortization of excess reorganization value was $10.5 million or 1.7% of revenues. Operating income decreased as a percentage of revenues in Second Quarter Fiscal 2000 due to establishment of excess reorganization value in connection with the implementation of fresh-start reporting and the recording of a special charge of $3.9 million. Operating income before unusual items, special charge and amortization of excess reorganization value as a percentage of revenues increased due to the increase in gross profit excluding a special charge as a percentage of revenues partially offset by an increase in selling and administrative expenses as a percentage of revenues.

         Operating (loss) for the 26-week period ended July 31, 1999 was ($1.6) million or (0.1%) of total revenues compared to operating income of $17.0 million or 1.2% of revenues for the 26-week period ended August 1, 1998. Operating income before unusual items, a special charge and amortization of excess reorganization value for the 26-week period ended July 31, 1999 was $8.7 million or 0.7% of revenues. Operating income before unusual items, a special charge and amortization of excess reorganization value as a percentage of revenues decreased in the 26-week period ended July 31, 1999 due to an increase in selling and administrative expenses as a percentage of revenues partially offset by an increase in gross profit excluding special charge as a percentage of revenues.

         Interest expense for Second Quarter Fiscal 2000 and Second Quarter Fiscal 1999 was $8.8 million and $37.3 million, respectively. Interest expense for the 26-week period ended July 31, 1999 and August 1, 1998 was $25.3 million and $74.1 million, respectively. Interest expense declined primarily due to (1) the fact that on March 1, 1999 (the "Petition Date"), the Company discontinued the accrual of interest on the Company's former senior and senior subordinated notes and (2) the implementation of the Plan on June 29, 1999, which has substantially reduced the Company's debt.

         During Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999, the Company recorded reorganization items (expense) of $160.2 million and $167.0 million, respectively (see Note 7).

         Income tax provision was $0.0 million for Second Quarter Fiscal 2000 compared to a tax benefit of $6.2 million in Second Quarter Fiscal 1999. Income tax provision for the 26-week period ended July 31, 1999 was $0.0 million compared to a tax benefit of $16.6 million for the 26-week period ended August 1, 1998. The Company currently has a significant net deferred tax asset resulting primarily from net operating loss carryforwards and various tax credits. For accounting periods prior to the implementation of fresh-start reporting on June 26, 1999 these net deferred tax assets have been completely offset by a previously recorded valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. For the 5-week period ending July 31, 1999, the Company was able to utilize such net operating loss carryforwards to offset an income tax provision that the Company would have otherwise recognized in such period (see Note 8).

         During Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999, the Company recorded an extraordinary gain on debt discharge of $656.4 million and $654.9 million, respectively (see Note 9).

         Net income for Second Quarter Fiscal 2000 was $484.0 million compared to a net (loss) of $23.5 million for Second Quarter Fiscal 1999. Net income excluding unusual items (income), a special charge, amortization of excess reorganization value, reorganization items (expense) and extraordinary items (income) was $1.7 million for Second Quarter Fiscal 2000. Net income for the 26-week period ended July 31, 1999 was $460.9 million compared to a net (loss) of $40.6 million for the 26-week period ended August 1, 1998. Net (loss) excluding unusual items (income), a special charge, amortization of excess reorganization value, reorganization items (expense) and extraordinary items (income) was $16.7 million for the 26-week period ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the consummation of the Plan, the Company substantially reduced the amount of its overall indebtedness. In connection with the consummation of the Plan, approximately $1.13 billion of senior notes and senior subordinated notes were converted into $100 million of newly issued 11% Senior Notes due 2009 (the "New Senior Notes"), approximately 99.5% of the shares of the new common stock of reorganized Penn Traffic (the "New Common Stock") outstanding on the Effective Date of the Plan and warrants to purchase additional shares of New Common Stock. Upon consummation of the Plan on June 29, 1999, the Company had approximately $326 million of outstanding indebtedness (including capital leases).

         The New Senior Notes mature on June 29, 2009 and do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices at 106% of par beginning in the year 2004 and declining annually thereafter, and at 111% of par under other specified circumstances as dictated by the Plan. Pursuant to the terms of the indenture for the New Senior Notes, the Company, at its election, can choose to pay interest on the New Senior Notes, at the rate of 11% per annum for the first two years (i.e., the first four interest payments) through the issuance of additional notes and thereafter, interest on the New Senior Notes will be payable, at the rate of 11% per annum in cash. Any notes issued in lieu of interest would also mature on June 29, 2009 and bear interest at 11% per annum.

         Prior to the Petition Date, the Company had a revolving credit facility (the "Pre-petition Revolving Credit Facility") which provided for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. After the Petition Date, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved a $300 million debtor-in-possession financing (the "DIP Facility"). A portion of the proceeds of the DIP Facility were used to repay, in full, the Company's Pre-petition Revolving Credit Facility and a mortgage on one of the Company's distribution facilities and to finance its working capital and capital expenditure requirements. The DIP Facility matured on June 29, 1999, the Effective Date of the Plan.

         On June 29, 1999, in connection with the consummation of the Plan, the Company entered into a new $320 million secured credit facility (the "New Credit Facility"). The New Credit Facility includes (a) a $205 million revolving credit facility (the "New Revolving Credit Facility") and (b) a $115 million term loan (the "Term Loan"). The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets and the New Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations. Proceeds from the New Credit Facility were used to satisfy the Company's obligations under its DIP Facility, pay certain costs of the reorganization process and are available to satisfy the Company's ongoing working capital and capital expenditure requirements.

         The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in future fiscal years are outlined on the following table (in thousands):

              Fiscal Year               Amount Maturing
              -----------               ---------------

                 2001                      $  2,000
                 2002                         4,750
                 2003                         6,750
                 2004                         9,750
                 2005                        12,750
                 2006                         7,750
                 2007                        71,250
                                           --------
                                           $115,000

         Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. As of July 31, 1999, there were no borrowings under the New Revolving Credit Facility. Availability under the New Revolving Credit Facility was $130.1 million as of July 31, 1999.

         During Second Quarter Fiscal 2000, the Company's internally generated funds from operations and amounts available under the DIP Facility and the New Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs. The Company expects to utilize internally generated funds from operations and amounts available under the New Credit Facility to satisfy its operating, capital expenditure and debt service needs for the remainder of Fiscal 2000.

         Cash flows to meet the Company's operating requirements during the 26-week period ended July 31, 1999 are reported in the Consolidated Statement of Cash Flows. During the 5-week period ended July 31, 1999, the Company's net cash provided by operating activities was $9.7 million. This amount was partially offset by net cash used in investing activities and net cash used in financing activities of $3.3 million and $0.8 million, respectively. During the 21-week period ended June 26, 1999, the Company's net cash provided by operating activities and net cash provided by investing activities were $41.0 million and $11.0 million, respectively. These amounts were partially offset by net cash used in financing activities of $23.9 million. As of July 31, 1999, the Company had not paid approximately $20 million of expenditures related to its debt restructuring.

         During the fiscal year ending January 29, 2000, the Company expects to invest approximately $45 million in capital expenditures (including capital leases). The Company expects to finance such capital expenditures through cash generated from operations and amounts available under the New Credit Facility. Capital expenditures will be principally for new stores, store remodels and investments in technology.

YEAR 2000

         Year 2000 exposures arise from the inability of some computer-based systems and equipment to correctly interpret and process dates after December 31, 1999. The basis for the exposure is that many systems and equipment carry only the last two digits of the year field. With the year 2000, these systems and equipment will not be able to distinguish between the year 1900 and 2000. For those processes and procedures that use the date in calculations, significant problems can occur.

         The Company is dependent on technology including computer hardware and software and related electronic equipment. This technology supports key business processes including product procurement, warehousing, product delivery, inventory control, labor management, retail sales and financial reporting. All of this technology and electrical equipment may be susceptible to Year 2000 problems.

         The calendar year 1999 coincides with eleven months of the Company's fiscal year 2000. All financial systems have been and currently are functioning correctly in support of fiscal year 2000.

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

         The table below sets forth the status and expected completion date of all phases of the readiness plan at August 31, 1999:

                                     Estimated
Information Technology            Percent Complete    Target Completion Date
----------------------            ----------------    ----------------------

Server Computers                        100%                 Complete
Personal Computers                      100%                 Complete
Applications                             80%                 November 1999
Mainframe Computers                     100%                 Complete
Operating Software                      100%                 Complete
In-Store systems/equipment               75%                 November 1999

Non-Information Technology
--------------------------

Phone Switches                           90%                 September 1999
Other equipment                          70%                 October 1999

External Entities
-----------------

Verification of critical
  business partner readiness             75%                 October 1999
Electronic Data Interchange
  business partners                      60%                 October 1999

         The Year 2000 readiness plan has an overall strategy that combines system replacement and remediation of existing legacy systems. Legacy financial, payroll and human resource systems have been replaced. The remaining critical legacy systems are subject to a three-part remediation effort. The first phase uses a software tool to survey existing system code to determine where dates are being used. The second phase is direct examination of date routines to determine if they are involved in any calculations. The last phase is the actual change of the code and subsequent test and implementation. The overall application remediation effort is 80 percent complete with a target completion date of October 1999. This effort has utilized both in-house staff and outside consultants.

         Delays in receiving standard Year 2000 software upgrades from key equipment vendors has affected the timing of upgrades of certain of the Company's point of sale equipment. The Company has now received the necessary software upgrades. The installation of these upgrades is currently in process and is expected to be completed by November 1999. After successful pilot store installations for time and attendance, direct store delivery and pharmacy systems, rollout of these systems to all stores began in January 1999 and is scheduled for completion by November 1999.

         As part of the Company's Year 2000 readiness plan, the Company contacted critical business partners (product suppliers, service providers and those with whom the Company exchanges information) in the second quarter of 1998, requesting information regarding the status of their individual Year 2000 compliance plans and progress. From that survey, the Company began a program to test electronic communications with its critical business partners. As a result, the Company currently expects that all critical electronic data interchange business processes will have been tested and verified by October 1999.

         Based on current information, management expects that the Company will not experience significant disruption to operations due to Year 2000 compliance issues. Management believes the Company assessment has been thorough and compliance activities will be completed by November 1999. Notwithstanding the substantial efforts of the Company and its key business partners, the Company could experience disruptions to parts of its various activities and operations. Consequently, the Company is formulating contingency plans for critical functions and processes in the event of a Year 2000 problem. The plan considers the potential for disruption in utilities such as power and telecommunications, banking, state and local government, and transportation industries, and will address provisioning of inventory and supplying stores and customers in the weeks leading up to and beyond January 1, 2000, communication with employees and customers, payment to employees and remittance to suppliers, and other areas. The contingency plan is expected to be completed in October 1999 and will continually be reviewed throughout the balance of the calendar year as additional information becomes available.

         Based on current information, the Company estimates the cost of Year 2000 compliance will be approximately $9 million including the purchase of certain new hardware and software. To date such expenditures have totaled approximately $7.5 million. The Company has and will continue to fund these expenditures by utilizing the Company's operating cash flow as well as amounts available under its New Credit Facility. Separately, improvement in systems functionality is being obtained from Year 2000 efforts particularly in the infrastructure area. For example, equipment that will not be supported by the vendor for Year 2000 is being replaced by more current technology.

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


ITEM 1. LEGAL PROCEEDINGS

         Reorganization. Reference is made to Note 1 of the Consolidated Financial Statements in Part I and is incorporated by reference herein.


ITEM 2. CHANGE IN SECURITIES

         On June 29, 1999, the Company consummated its plan of reorganization. In connection with the Plan, the Company canceled its former notes, preferred stock, common Stock, restricted stock, stock warrants and stock options. There are 30,000,000 shares of New Common Stock authorized under the Company's Certificate of Incorporation. Of such authorized shares, 20,106,955 shares, representing 100% of the issued and outstanding shares of New Common Stock, have been distributed to the holders of the former senior and senior subordinated notes and common stock. In connection with the Plan, Penn Traffic also issued the New Senior Notes and six-year warrants to purchase 1,000,000 shares of New Common Stock, having an exercise price of $18.30 per share. For further information concerning the issuance of the new securities, reference is made to Note 1 accompanying the financial statements.

ITEM 5. OTHER INFORMATION

         The Company's New Common Stock and new warrants issued are currently trading on the OTC Bulletin Board under the ticker symbols "PETR" and "PETRW," respectively. The Company's application to list the New Common Stock and warrants on the Nasdaq National Market has been approved. Trading of the New Common Stock and warrants under the symbols "PNFT" and "PNFTW," respectively, is expected to commence on or about September 15, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit Number         Description
             --------------         -----------

                 10.21A             Amendment to Employment Agreement
                                    of Joseph Fisher, dated June 29, 1999

                 10.22              Employment Agreement of Leslie Knox,
                                    dated August 14, 1999

                 10.23 Management Agreement of Hirsch & Fox LLC, dated June 29, 1999

                 10.24              1999 Equity Incentive Plan

                 10.25              1999 Directors' Stock Option Plan

                 10.26              Supplemental Retirement Plan for
                                    Non-Employee Executives

                 10.27              Registration Rights Agreement,
                                    dated June 29, 1999

                  27.1              Financial Data Schedule

                  27.2              Financial Data Schedule

         (b)  Reports on Form 8-K

         On June 11, 1999, the Company filed a report on Form 8-K relating to the confirmation of the Company's and certain of its subsidiaries Joint Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         On July 14, 1999, the Company filed a report on Form 8-K relating to the consummation of the Company's and certain of its subsidiaries Joint Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE PENN TRAFFIC COMPANY



       September 14, 1999               /s/  Joseph V. Fisher
                                        ---------------------------------
                                        By:  Joseph V. Fisher
                                             President, Chief Executive
                                             Officer and Director





       September 14, 1999               /s/  Martin A. Fox
                                        ---------------------------------
                                        By:  Martin A. Fox
                                             Vice Chairman of the
                                             Executive Committee and
                                             Chief Financial Officer