Form 10-Q/A
period 1999-07-31
PENN TRAFFIC CO
filed 1999-09-22
CIK 77155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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
   $.01 par value; none issued
  Common Stock (Successor Company) -
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

NET CASH PROVIDED BY (USED IN)
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

         The total outstanding indebtedness (including capital leases) as of the Effective Date was approximately $326.3 million. The Stockholders' Equity on the Effective Date of approximately $423.7 million was established by deducting such total outstanding indebtedness of $326.3 million from the reorganization value of $750 million. Stockholders' Equity includes $7.2 million representing the fair value of the warrants distributed in conjunction with the consummation of the Plan.

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

         During the 21-week period ended June 26, 1999, the Company recorded unusual items (income) of $4.6 million related to (1) a reduction of closed store reserves previously accrued in connection with the Company's store rationalization program and (2) a gain on the disposition of certain assets sold in connection with the Company's store rationalization program.

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

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment - net consists of the following (in thousands):

                                              July 31, 1999    January 30, 1999
                                              -------------    ----------------

         Land                                   $  41,602         $  16,525
         Buildings                                 84,420           183,660
         Furniture and fixtures                    96,628           455,592
         Vehicles                                   2,970            16,792
         Leasehold improvements                                     171,007
                                                ---------         ---------
                                                  225,620           843,576
         Less: Accumulated depreciation            (3,133)         (463,433)
                                                ---------         ---------

         Property, plant and equipment - net    $ 222,487         $ 380,143
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

         The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in future fiscal years are outlined on the following table (in thousands):

              Fiscal Year                    Amount Maturing
              -----------                    ---------------

                 2001                           $  2,000
                 2002                              4,750
                 2003                              6,750
                 2004                              9,750
                 2005                             12,750
                 2006                              7,750
                 2007                             71,250
                                                --------
                                                $115,000
                                                ========

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

         Total debt outstanding on July 31, 1999 was (in thousands):


                 Current Maturities               $    282
                                                  --------

                 New Term Loan                     115,000
                 Other Secured Debt                 12,828
                 New Senior Notes                  100,000
                                                  --------
                 Total Long-Term Debt              227,828
                                                  --------

                     Total Debt                   $228,110
                                                  ========

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


OVERVIEW

         As discussed in Note 1 to the accompanying Consolidated Financial Statements, the Company emerged from its Chapter 11 proceedings effective June 29, 1999 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of its plan of reorganization (the "Plan") effective June 26, 1999. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has applied fresh-start reporting as of June 26, 1999 which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to June 26, 1999 have been designated "Predecessor Company" and the period subsequent to June 26, 1999 has been designated "Successor Company". For purposes of the discussion of Results of Operations for the 13-week and 26-week periods ended July 31, 1999, the results of the Predecessor Company and Successor Company have been combined since separate discussions of these periods are not meaningful in terms of their operating results or comparisons to the prior year.

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

         Selling and administrative expenses in Second Quarter Fiscal 2000 were 21.9% of revenues compared to 21.1% of revenues in Second Quarter Fiscal 1999. For the 26-week period ended July 31, 1999 selling and administrative expenses were 22.2% of revenues compared to 20.9% of revenues for the 26-week period ended August 1, 1998. The increase in selling and administrative expenses as a percentage of revenues in Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999 was primarily due to (1) the Company's investment in store labor as part of an effort to improve operations and focus on customer service, (2) the spreading of certain fixed and semi-fixed costs over reduced revenues, (3) an increase in promotional expenses (the Company accounts for certain promotional expenses in the selling and administrative expenses line of the Consolidated Statement of Operations) and
(4) an adjustment to allowance for doubtful accounts as described below. Included in selling and administrative expenses in Second Quarter Fiscal 2000 is a $1.9 million adjustment to allowance for doubtful accounts primarily related to certain receivables arising from the Company's pharmacy operations in prior periods whose collection now appears doubtful. These increases in selling and administrative expenses as a percentage of revenues were partially offset by a reduction in goodwill amortization resulting from (1) the Company's store rationalization program, commenced in the middle of Fiscal 1999, which involves the sale or closure of certain stores and (2) the elimination of goodwill on June 26, 1999 in connection with the implementation of fresh-start reporting (see Note 3).

         Depreciation and amortization expense was $13.9 million in Second Quarter Fiscal 2000 and $19.9 million in Second Quarter Fiscal 1999, representing 2.2% and 2.7% of revenues, respectively. Depreciation and amortization expense was $30.4 million for the 26-week period ended July 31, 1999 and $40.0 million for the 26-week period ended August 1, 1998, representing 2.4% and 2.8% of total revenues, respectively. Depreciation and amortization expense decreased primarily due to (1) a reduction in the Company's capital expenditure program, (2) the Company's store rationalization program, commenced in the middle of Fiscal 1999, which involved the sale or closure of certain stores, (3) the write-down of long-lived assets recorded in Fiscal 1999 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), (4) a reduction in the carrying value of property, plant and equipment associated with the implementation of fresh-start reporting and (5) the elimination of goodwill on June 26, 1999 associated with the implementation of fresh-start reporting.

         During the 8-week and 21-week periods ended June 26, 1999, the Company recorded unusual items (income) of $1.0 million and $4.6 million, respectively, related to the Company's store rationalization program (see Note 5).

         Operating (loss) for Second Quarter Fiscal 2000 was $3.4 million or (0.5%) of total revenues compared to operating income of $7.5 million or 1.0% of total revenues in Second Quarter Fiscal 1999. In Second Quarter Fiscal 2000, operating income before unusual items (income), a special charge and amortization of excess reorganization value was $10.5 million or 1.7% of revenues. Operating income decreased as a percentage of revenues in Second Quarter Fiscal 2000 due to the establishment of excess reorganization value in connection with the implementation of fresh-start reporting and the recording of a special charge of $3.9 million. Operating income before unusual items, special charge and amortization of excess reorganization value as a percentage of revenues increased due to the increase in gross profit excluding a special charge as a percentage of revenues partially offset by an increase in selling and administrative expenses as a percentage of revenues.

         Operating (loss) for the 26-week period ended July 31, 1999 was $1.6 million or (0.1%) of total revenues compared to operating income of $17.0 million or 1.2% of revenues for the 26-week period ended August 1, 1998. Operating income before unusual items, a special charge and amortization of excess reorganization value for the 26-week period ended July 31, 1999 was $8.7 million or 0.7% of revenues. Operating income before unusual items, a special charge and amortization of excess reorganization value as a percentage of revenues decreased in the 26-week period ended July 31, 1999 due to an increase in selling and administrative expenses as a percentage of revenues partially offset by an increase in gross profit excluding special charge as a percentage of revenues.

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

         Income tax provision was $0.0 million for Second Quarter Fiscal 2000 compared to a tax benefit of $6.2 million in Second Quarter Fiscal 1999. Income tax provision for the 26-week period ended July 31, 1999 was $0.0 million compared to a tax benefit of $16.6 million for the 26-week period ended August 1, 1998. The Company currently has a significant net deferred tax asset resulting primarily from net operating loss carryforwards and various tax credits. For accounting periods prior to the implementation of fresh-start reporting on June 26, 1999 these net deferred tax assets have been completely offset by a previously recorded valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. For the 5-week period ended July 31, 1999, the Company was able to utilize such net operating loss carryforwards to offset an income tax provision that the Company would have otherwise recognized in such period (see Note 8).

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

         The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in future fiscal years are outlined on the following table (in thousands):

              Fiscal Year               Amount Maturing
              -----------               ---------------

                 2001                      $  2,000
                 2002                         4,750
                 2003                         6,750
                 2004                         9,750
                 2005                        12,750
                 2006                         7,750
                 2007                        71,250
                                           --------
                                           $115,000
                                           ========

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



                                        THE PENN TRAFFIC COMPANY



       September 22, 1999               /s/  Joseph V. Fisher
                                        ---------------------------------
                                        By:  Joseph V. Fisher
                                             President, Chief Executive
                                             Officer and Director





       September 22, 1999               /s/  Martin A. Fox
                                        ---------------------------------
                                        By:  Martin A. Fox
                                             Vice Chairman of the
                                             Executive Committee and
                                             Chief Financial Officer