Form 10-Q
period 1999-10-30
PENN TRAFFIC CO
filed 1999-12-14
CIK 77155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended October 30, 1999


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ____________ to ____________

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

                                 YES  X   NO
                                     ----    ----

            Common stock, par value $.01 per share: 20,106,955 shares
                       outstanding as of December 14, 1999

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED


(All dollar amounts in thousands,
  except per share data)
                                                                  SUCCESSOR           PREDECESSOR
                                                                   COMPANY              COMPANY
                                                                 -----------           -----------
                                                                  13 WEEKS             13 WEEKS
                                                                   ENDED                ENDED
                                                                 OCTOBER 30,          OCTOBER 31,
                                                                    1999                 1998
                                                                 -----------          -----------
TOTAL REVENUES                                                    $ 610,563           $ 690,591

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy
   costs) (Note 5)                                                  466,042             548,534
  Selling and administrative
   expenses                                                         130,753             151,173
  Amortization of excess
   reorganization value                                              28,552
  Unusual items (Note 5)                                              1,900              45,160
  Write-down of long-lived
   assets (Note 6)                                                                       91,512
                                                                  ---------           ---------


OPERATING (LOSS)                                                    (16,684)           (145,788)
  Interest expense                                                    9,450              37,132
                                                                  ---------           ---------


(LOSS) BEFORE INCOME TAXES                                          (26,134)           (182,920)
  Provision for income
   taxes (Note 9)                                                       992                  38
                                                                  ---------           ---------


NET (LOSS)                                                        $ (27,126)          $(182,958)
                                                                  =========           =========

NET (LOSS) PER SHARE (BASIC
 AND DILUTED) (NOTE 11)                                           $   (1.34)
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

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED


(All dollar amounts in thousands,
  except per share data)
                                           SUCCESSOR
                                            COMPANY                       PREDECESSOR COMPANY
                                          -----------              ---------------------------------
                                           18 WEEKS                 21 WEEKS              39 WEEKS
                                            ENDED                    ENDED                  ENDED
                                          OCTOBER 30,               JUNE 26,             OCTOBER 31,
                                             1999                     1999                  1998
                                          ----------               ----------            -----------
TOTAL REVENUES                            $  851,529               $1,006,804            $2,137,613

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy
   costs) (Notes 4 and 5)                    650,803                  781,342             1,676,553
  Selling and administrative
   expenses                                  181,203                  226,430               453,208
  Amortization of excess
   reorganization value                       39,534
  Unusual items (Note 5)                       1,900                   (4,631)               45,160
  Write-down of long-lived
   assets (Note 6)                                                                           91,512
                                          ----------               ----------            ----------


OPERATING (LOSS) INCOME                      (21,911)                   3,663              (128,820)
  Interest expense (contractual
   interest estimated at $58,772
   for the twenty-one week period
   ended June 26, 1999) (Note 7)              12,970                   21,794               111,252
  Reorganization items (Note 8)                                       167,031
                                          ----------               ----------            ----------


(LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS                         (34,881)                (185,162)             (240,072)
  Provision (benefit) for
   income taxes (Note 9)                       1,007                       60               (16,558)
                                          ----------               ----------            ----------


(LOSS) BEFORE EXTRAORDINARY ITEMS            (35,888)                (185,222)             (223,514)
  Extraordinary items (Note 10)                                      (654,928)
                                          ----------               ----------            ----------


NET (LOSS) INCOME                         $  (35,888)              $  469,706            $ (223,514)
                                          ==========               ==========            ==========


NET (LOSS) PER SHARE (BASIC
 AND DILUTED) (NOTE 11)                   $    (1.78)
                                          ==========


See Notes to Interim Consolidated Financial Statements. Per share data is not presented for periods prior to June 26, 1999 due to the general lack of comparability as a result of the revised capital structure of the Company.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET


  (All dollar amounts in thousands)                                             UNAUDITED
                                                                            SUCCESSOR COMPANY      PREDECESSOR COMPANY
                                                                            OCTOBER 30, 1999         JANUARY 30, 1999
                                                                            ----------------       -------------------
       ASSETS

  CURRENT ASSETS:
    Cash and short-term investments                                               $   50,430               $   43,474
    Accounts and notes receivable
     (less allowance for doubtful accounts
     of $10,046 and $5,731, respectively)                                             42,916                   62,420
    Inventories (Note 13)                                                            292,910                  283,631
    Prepaid expenses and other current assets                                         10,596                   14,619
                                                                                  ----------               ----------
      Total Current Assets                                                           396,852                  404,144

  NONCURRENT ASSETS:
    Capital leases - net                                                              63,115                   90,932
    Property, plant and equipment - net (Note 14)                                    223,531                  380,143
    Beneficial leases - net                                                           59,061                   14,785
    Goodwill - net                                                                                            269,894
    Excess reorganization value - net                                                302,140
    Other assets and deferred charges - net                                           18,648                   68,163
                                                                                  ----------               ----------
      Total Assets                                                                $1,063,347               $1,228,061
                                                                                  ==========               ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES:
    Current portion of obligations
     under capital leases                                                         $    9,527               $   11,516
    Current maturities of long-term
     debt (Note 15)                                                                    1,289                1,267,813
    Trade accounts and drafts payable                                                143,671                  134,432
    Payroll and other accrued liabilities                                             85,385                   81,867
    Accrued interest expense                                                           4,833                   42,783
    Payroll taxes and other taxes payable                                             11,649                   15,420
                                                                                  ----------               ----------
      Total Current Liabilities                                                      256,354                1,553,831

  NONCURRENT LIABILITIES:
    Obligations under capital leases                                                  85,526                   98,029
    Long-term debt (Note 15)                                                         226,751
    Deferred taxes                                                                    81,203
    Other noncurrent liabilities                                                      25,744                   45,907
                                                                                  ----------               ----------
      Total Liabilities                                                              675,578                1,697,767
                                                                                  ----------               ----------
  STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 16):
    Preferred stock (Successor Company) -
     authorized 1,000,000 shares,
     $.01 par value; none issued
    Common Stock (Successor Company) -
     authorized 30,000,000 shares, $.01 par value;
     20,106,955 shares issued and outstanding                                            201
    Common Stock (Predecessor Company) -
     authorized 30,000,000 shares, $1.25 par value;
     10,824,591 shares issued and outstanding                                                                  13,425
    Capital in excess of par value                                                   416,207                  179,882
    Stock warrants                                                                     7,249
    Retained deficit                                                                 (35,888)                (658,820)
    Minimum pension liability adjustment                                                                       (3,470)
    Unearned compensation                                                                                         (98)
    Treasury stock, at cost                                                                                      (625)
                                                                                  ----------               ----------
      Total Stockholders' Equity (Deficit)                                           387,769                 (469,706)
                                                                                  ----------               ----------
      Total Liabilities and
       Stockholders' Equity (Deficit)                                             $1,063,347               $1,228,061
                                                                                  ==========               ==========

  See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED


(All dollar amounts
  in thousands)
                                                              SUCCESSOR
                                                               COMPANY          PREDECESSOR COMPANY
                                                             -----------     --------------------------
                                                              18 WEEKS        21 WEEKS       39 WEEKS
                                                                ENDED          ENDED           ENDED
                                                             OCTOBER 30,      JUNE 26,      OCTOBER 31,
                                                                1999            1999           1998
                                                             -----------     ----------     -----------
OPERATING ACTIVITIES:
  Net (loss) income                                           $ (35,888)      $ 469,706      $(223,514)
 Adjustments to reconcile
   net (loss) income to net cash
   (used in) provided by
   operating activities:
  Depreciation and amortization                                  15,453          25,832         59,302
  Amortization of excess
   reorganization value                                          39,534
  Gain on sold / closed stores                                                   (2,921)
  Reorganization Items:
   Gain from rejected leases                                                    (12,830)
   Write-off of unamortized
    deferred financing fees                                                      16,591
   Fresh-start adjustments                                                      151,161
  Extraordinary items                                                          (654,928)
  Other - net                                                       328             120        119,177
NET CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable and prepaid
   expenses                                                       7,123          15,437          8,934
  Inventories                                                   (35,783)         22,321         12,044
  Payables and accrued expenses                                   3,565          13,800        (20,120)
  Deferred taxes                                                                               (16,671)
  Deferred charges and
   other assets                                                   1,970           1,464         (1,013)
  Other noncurrent liabilities                                   (3,071)         (4,797)        17,009
                                                              ---------       ---------      ---------

NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                                            (6,769)         40,956        (44,852)
                                                              ---------       ---------      ---------

INVESTING ACTIVITIES:
  Capital expenditures                                          (14,311)         (6,279)       (11,331)
  Proceeds from sale of assets                                    3,227          17,273         28,227
                                                              ---------       ---------      ---------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                           (11,084)         10,994         16,896
                                                              ---------       ---------      ---------

FINANCING ACTIVITIES:
  Payments to settle
   long-term debt                                                   (92)         (9,598)        (5,503)
  Borrowing of pre-petition
   revolver debt                                                                 31,100        101,600
  Repayment of pre-petition
   revolver debt                                                               (144,000)       (53,483)
  Borrowing of DIP revolver debt                                                166,751
  Repayment of DIP revolver debt                                               (166,751)
  Borrowing of new term loan                                                    115,000
  Reduction of capital lease
   obligations                                                   (3,158)         (8,487)       (15,866)
  Payment of debt issuance costs                                                 (7,906)
                                                              ---------       ---------      ---------

NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                                            (3,250)        (23,891)        26,748
                                                              ---------       ---------      ---------

(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                    (21,103)         28,059         (1,208)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                             71,533          43,474         49,095
                                                              ---------       ---------      ---------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                $  50,430       $  71,533      $  47,887
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

         Consummation of the Plan has resulted in (a) the former $732.2 million principal amount of senior notes being exchanged for $100 million of new senior notes (the "New Senior Notes") and 19,000,000 shares of new common stock (the "New Common Stock"), (b) the former $400 million principal amount of senior subordinated notes being exchanged for 1,000,000 shares of New Common Stock and six-year warrants to purchase 1,000,000 shares of New Common Stock having an exercise price of $18.30 per share, (c) holders of Penn Traffic's formerly issued common stock receiving one share of New Common Stock for each 100 shares of common stock held immediately prior to the Petition Date, for a total of 106,955 new shares. As part of the Plan, the Company also authorized for issuance to officers and key employees options to purchase up to 2,297,000 shares of New Common Stock. The Company's New Common Stock and warrants to purchase common stock are currently trading on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively.

         The Company's Plan also provided for the payment in full of all of the Company's obligations to its other creditors.

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

         The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring, except for fresh-start adjustments (see Note 3). These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 and the Company's Quarterly Reports on Form 10-Q for the thirteen weeks ended May 1, 1999 and July 31, 1999. However, as a result of the implementation of fresh-start reporting, the financial statements of the Company after the Effective Date are not comparable to the Company's financial statements for prior periods.

         All significant intercompany transactions and accounts have been eliminated in consolidation.

         Certain amounts in the January 30, 1999 Consolidated Balance Sheet and the Consolidated Statement of Cash Flows for the 39-week period ended October 31, 1998 have been reclassified for comparative purposes.

NOTE 3 - FRESH-START REPORTING

         As of the Effective Date, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In connection with the adoption of fresh-start reporting, a new entity has been created for financial reporting purposes. The Effective Date is considered to be the close of business on June 26, 1999 for financial reporting purposes. The periods presented prior to June 26, 1999 have been designated "Predecessor Company" and the periods subsequent to June 26, 1999 have been designated "Successor Company". In accordance with fresh-start reporting, all assets and liabilities are recorded at their respective fair market values. The fair value of the Company's long-lived assets was determined, in part, using information provided by third-party appraisers.

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

         The total outstanding indebtedness (including capital leases) as of the Effective Date was approximately $326.3 million. The Stockholders' Equity on the Effective Date of approximately $423.7 million was established by deducting such total outstanding indebtedness of $326.3 million from the reorganization value of $750 million. Stockholders' Equity includes $7.2 million representing the fair value of the warrants to purchase shares of New Common Stock distributed in conjunction with the consummation of the Plan.

         The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet as of the Effective Date (in thousands):

                              PREDECESSOR                                       REORGANIZED
                             BALANCE SHEET  REORGANIZATION     FRESH-START     BALANCE SHEET
                             JUNE 26, 1999    ADJUSTMENTS      ADJUSTMENTS     JUNE 26, 1999
                             -------------  --------------     -----------     -------------
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
                               ==========     ==========       ==========       ==========

The explanation of the reorganization and fresh-start adjustment columns of the Consolidated Balance Sheet as of the Effective Date are as follows:


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

(i) Reflects the adjustment of Inventories, Capital leases, Property, plant and equipment, Beneficial leases and Other assets and deferred charges to fair value. The adjustment includes a provision for a change in the method of accounting for inventories. Inventory values in the Successor Company have been reduced for certain related periodic vendor promotional discounts whereas the Predecessor Company recorded inventories without reducing the value for such promotional discounts.

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

NOTE 4 - SPECIAL CHARGES

         During the 21-week period ended June 26, 1999, the Company decided to commence a process to refine the scope of the nonfood merchandise carried in its 15 Big Bear Plus combination stores to a smaller number of categories with a greater depth of variety in these categories. Accordingly, during the 21-week period ended June 26, 1999, the Company recorded a special charge of $3.9 million associated with this repositioning of these 15 Big Bear Plus combination stores. This charge, which consists of estimated inventory markdowns for discontinued product lines, is included in cost of sales.

         As described in Note 5 below, during the 13-week period ended October 31, 1998, the Company recorded a special charge of $50.4 million related to its store rationalization program. In aggregate, during the third and fourth quarters of Fiscal 1999, the Company recorded special charges of $68.2 million related to this store rationalization program (net of a $12.7 million gain on the sale of assets in connection with the store rationalization program). In connection with the implementation of this program, the Company has sold or closed 50 stores. At October 30, 1999 and January 30, 1999, the accrued liability related to these charges was $14.6 million and $37.4 million, respectively.


NOTE 5 - UNUSUAL ITEMS

         During the 13-week and 18-week periods ended October 30, 1999, the Company recorded an unusual item of $1.9 million associated with an early retirement program for certain eligible employees.

         During the 21-week period ended June 26, 1999, the Company recorded unusual items (income) of $4.6 million related to (1) a reduction of closed store reserves previously accrued in connection with the Company's store rationalization program and (2) a gain on the disposition of certain assets sold in connection with the Company's store rationalization program.

         During the 13-week and 39-week periods ended October 31, 1998, the Company recorded a special charge of $50.4 million primarily related to (1) the decision to close certain underperforming stores in connection with the Company's store rationalization program and (2) a gain related to the sale of 4 stores and certain other real estate. All of these costs are included in the unusual item account except for inventory markdowns of $5.3 million, which are included in cost of sales.


NOTE 6 - ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS

         As of the beginning of the fourth quarter of Fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). During the 13-week and 39-week periods ended October 31, 1998, the Company recorded a non-cash charge of $91.5 million to write down the carrying amounts (including allocable goodwill) of property held for sale in connection with the Company's store rationalization program to estimated realizable value.

NOTE 7 - INTEREST EXPENSE

         As a result of the Bankruptcy Cases, on and after the Petition Date no principal or interest payments were made on the $1.132 billion of the Company's former senior and senior subordinated notes. Accordingly, no interest expense for these obligations has been accrued on or after the Petition Date. Had such interest been accrued, interest expense for the 21-week period ended June 26, 1999 would have been approximately $58.8 million.


NOTE 8 - REORGANIZATION ITEMS

         Reorganization items (expense) included in the accompanying Consolidated Statements of Operations consist of the following items (in thousands):



                                   PREDECESSOR
                                     COMPANY
                                 --------------
                                 21 WEEKS ENDED
                                  JUNE 26, 1999
                                 --------------

Fresh-start adjustments            $ 151,161
Gain from rejected leases            (12,830)
Write-off of unamortized
 deferred financing fees              16,591
Professional fees                     12,109
                                   ---------
         Total Expense             $ 167,031
                                   =========


         The gain from rejected leases listed above is the difference between the estimated allowed claims for rejected leases and liabilities previously recorded for such leases. The professional fees listed above include accounting, legal, consulting and other miscellaneous services associated with the implementation of the Plan.


NOTE 9 - TAX PROVISION

         The effective tax rate associated with the tax provision for the 13-week and 18-week periods ended October 30, 1999 varies from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value. Although the Company recorded income tax provisions for the 13-week and 18-week periods ended October 30, 1999, the Company does not expect to pay any income taxes for the fiscal year ending January 29, 2000 because it has available net operating loss carryforwards, as described below.

         At January 30, 1999, Penn Traffic had approximately $300 million of federal net operating loss carryforwards and various tax credits. As a result of the gain on debt discharge, during the fiscal year ending January 29, 2000 the Company will use the entire amount of such net operating loss carryforwards and tax credits. In addition, after January 29, 2000, the Company will lose the vast majority of the tax basis of its long-term assets. This will reduce the amount of tax depreciation and amortization that the Company will be able to utilize on its tax returns, starting in the fiscal year ending February 3, 2001.

         In connection with the implementation of fresh-start reporting the Company recorded approximately $82 million of net deferred tax liabilities on the Effective Date.

         The tax provisions for the 21-week period ended June 26, 1999 and the 13-week period ended October 31, 1998 and the tax benefit for the 39-week period ended October 31, 1998 are not recorded at statutory rates due to (a) differences between the income calculations for financial reporting and tax reporting purposes and (b) the recording of a valuation allowance. A valuation allowance is required when it is more likely than not the recorded value of a deferred tax asset will not be realized.


NOTE 10 - EXTRAORDINARY ITEMS

         The extraordinary items recorded for the 21-week period ended June 26, 1999 are comprised of the write-off of unamortized deferred financing fees associated with the early retirement of the Company's revolving credit facility prior to the Petition Date (the "Pre-petition Revolving Credit Facility") and the extraordinary gain on debt discharge recognized as a result of the consummation of the Plan as follows (in millions):


         Write-off of the unamortized deferred financing fees
           for the Pre-petition Revolving Credit Facility                  $   (1.5)
         Elimination of the former senior and senior
           subordinated notes including accrued interest                    1,182.2
         Write-off of unamortized deferred financing fees
           for debt repaid in connection with the Plan                         (2.1)
         Issuance of New Senior Notes                                        (100.0)
         Issuance of New Common Stock and warrants                           (423.7)
                                                                           --------

           Total extraordinary gain                                        $  654.9
                                                                           ========


         No corresponding tax benefit has been recorded.


NOTE 11 - NET (LOSS) PER SHARE

         Net (loss) per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. Shares used in the calculation of basic and diluted EPS were 20,106,955 for the 13-week and 18-week periods ended October 30, 1999. There were no incremental dilutive potential securities for the 13-week and 18-week periods ended October 30, 1999 as the exercise price for outstanding warrants (1,000,000 shares) and options (1,972,500 shares) was greater than the average market price of the New Common Stock. The 1,972,500 options exclude 327,000 outstanding options which could not become exercisable simultaneously with a portion of the issued and outstanding options.

         Net (loss) per share data is not presented for periods prior to June 26, 1999 due to the general lack of comparability as a result of the revised capital structure of the Company.

NOTE 12 - SUPPLEMENTAL FINANCIAL INFORMATION


(In thousands of dollars)
                                   SUCCESSOR
                                    COMPANY     PREDECESSOR COMPANY
                                  -----------  ----------------------
                                   13 WEEKS     13 WEEKS
                                     ENDED        ENDED
                                  OCTOBER 30,  OCTOBER 31,
                                     1999         1998
                                  -----------  -----------
  EBITDA                          $ 25,231     $ 16,137

  Cash Interest Expense              9,238       35,890


                                   18 WEEKS      21 WEEKS      39 WEEKS
                                     ENDED         ENDED         ENDED
                                  OCTOBER 30,    JUNE 26,     OCTOBER 31,
                                     1999          1999          1998
                                  -----------    --------     -----------
  EBITDA                          $ 35,842     $ 29,772       $ 74,297

  Cash Interest Expense             12,677       20,393        107,569


         "EBITDA" is earnings before interest, depreciation, amortization, amortization of excess reorganization value, LIFO provision, special charges, unusual items, the write-down of impaired long-lived assets, reorganization items, extraordinary items, the cumulative effect of change in accounting principle and taxes. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

         No interest expense for the Company's $1.132 billion of the Company's former senior and senior subordinated notes has been accrued on or after the Petition Date. Had such interest been accrued, cash interest expense for the 21-week period ended June 26, 1999 would have been approximately $57.4 million.


NOTE 13 - INVENTORIES

         Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method of valuation for the vast majority of the Company's inventories. If the first-in, first-out ("FIFO") method had been used by the Company, inventories would have been $0.9 million and $23.6 million higher than reported at October 30, 1999 and January 30, 1999, respectively. In connection with the implementation of fresh-start reporting the Company adjusted the value of its LIFO inventories on the Effective Date to be equal to fair value which approximates the FIFO value of inventories.

NOTE 14 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment - net consists of the following (in thousands):

                                                       OCTOBER 30, 1999            JANUARY 30, 1999
                                                       ----------------            ----------------

         Land                                              $  40,152                  $  16,525
         Buildings                                            83,585                    183,660
         Furniture and fixtures                              103,880                    455,592
         Vehicles                                              2,385                     16,792
         Leasehold improvements                                3,842                    171,007
                                                           ---------                  ---------
                                                             233,844                    843,576
         Less: Accumulated depreciation                      (10,313)                  (463,433)
                                                           ---------                  ---------

         Property, plant and equipment - net               $ 223,531                  $ 380,143
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


NOTE 15 - LONG-TERM DEBT

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

         The New Senior Notes mature on June 29, 2009 and do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices beginning at 106% of par in 2004 and declining annually thereafter to par in 2008, and at 111% of par under other specified circumstances as dictated by the Plan. Pursuant to the terms of the indenture for the New Senior Notes, the Company, at its election, can choose to pay interest on the New Senior Notes, at the rate of 11% per annum, for the first two years (i.e., the first four interest payments) through the issuance of additional notes and thereafter, interest on the New Senior Notes will be payable, at the rate of 11% per annum in cash. Any notes issued in lieu of interest would also mature on June 29, 2009 and bear interest at 11% per annum.

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

         The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in future fiscal years are outlined in the following table (in thousands):


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
                                                 --------
                                                 $115,000
                                                 ========

         Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. As of October 30, 1999, there were no borrowings under the New Revolving Credit Facility. Availability under the New Revolving Credit Facility was approximately $154 million as of October 30, 1999.

         Total debt outstanding on October 30, 1999 was (in thousands):



                Current Maturities                       $  1,289
                                                         --------


                New Term Loan                             114,000
                Other Secured Debt                         12,751
                New Senior Notes                          100,000
                                                         --------

                Total Long-Term Debt                      226,751
                                                         --------


                     Total Debt                          $228,040
                                                         ========

NOTE 16 - COMMON STOCK OPTIONS AND WARRANTS OUTSTANDING

         Pursuant to the Plan, the Company is authorized to issue 30,000,000 shares of New Common Stock. As of October 30, 1999, 20,106,955 shares of common stock have been issued.

         Pursuant to the Plan, the Company is authorized to issue 1,000,000 shares of preferred stock. No shares have been issued.

         Pursuant to the Plan, the 1999 Equity Incentive Plan (the "Equity Plan") was adopted on the Effective Date. The Equity Plan makes available the granting of options to acquire an aggregate of 2,297,000 shares of New Common Stock. All of the Company's officers and employees are eligible to receive options under the Equity Plan. Options to acquire an aggregate of 1,097,000 shares were issued as of the Effective Date. Options to acquire an additional 1,067,500 shares were granted during the 18-week period ended October 30, 1999 to certain officers and employees of the Company. Options to acquire an additional 137,500 shares may be granted by the Board of Directors' Compensation Committee.

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

         During the 18-week period ended October 30, 1999, the Company adopted the 1999 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan makes available to the Company's directors, who are not officers of the Company, options to acquire up to 250,000 shares of New Common Stock. During the 18-week period ended October 30, 1999, the Company granted options to purchase an aggregate of 140,000 shares to seven of the Company's directors.

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


OVERVIEW

         As discussed in Note 1 to the accompanying Consolidated Financial Statements, the Company emerged from its Chapter 11 proceedings effective June 29, 1999 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of its plan of reorganization (the "Plan") effective June 26, 1999. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has applied fresh-start reporting as of June 26, 1999 which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to June 26, 1999 have been designated "Predecessor Company" and the periods subsequent to June 26, 1999 have been designated "Successor Company". For purposes of the discussion of Results of Operations for the 39-week period ended October 30, 1999, the results of the Predecessor Company and Successor Company have been combined since separate discussions of these periods are not meaningful in terms of their operating results or comparisons to the prior year.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("THIRD QUARTER FISCAL 2000") AND THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THIRTEEN WEEKS ("THIRD QUARTER FISCAL 1999") AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

         The following table sets forth Statement of Operations components expressed as percentages of total revenues for Third Quarter Fiscal 2000 and Third Quarter Fiscal 1999, and for the 39-week periods ended October 30, 1999 and October 31, 1998, respectively:


                                                        Third Quarter Ended                  Thirty-nine Weeks Ended
                                                 OCTOBER 30,       October 31,             OCTOBER 30,         October 31,
                                                    1999              1998                    1999                 1998
                                                 -----------       -----------             -----------         -----------

Total revenues                                    100.0%               100.0%                100.0%               100.0%

Gross profit (1)                                   23.7                 20.6                  22.9                 21.6

Gross profit excluding
 special charges (2)                               23.7                 21.3                  23.1                 21.8

Selling and administrative
 expenses                                          21.4                 21.9                  21.9                 21.2

Unusual items (3)                                   0.3                  6.5                  (0.1)                 2.1

Write-down of long-lived
  assets                                                                13.3                                        4.3

Amortization of excess
 reorganization value                               4.7                                        2.1

Operating (loss)                                   (2.7)               (21.1)                 (1.0)                (6.0)

Operating income (loss)
 excluding unusual items,
 special charges and
 amortization of excess
 reorganization value (4)                           2.3                 (0.6)                  1.2                  0.6

Interest expense                                    1.5                  5.4                   1.9                  5.2

Reorganization items                                                                           9.0

Net (loss) income                                  (4.4)               (26.5)                 23.3                (10.5)

Net income (loss) excluding unusual items,
 special charges, amortization of
 excess reorganization value,
 reorganization items and
 extraordinary items (5)                            0.4                 (5.9)                 (0.8)                (3.8)

(1)      Total revenues less cost of sales.

(2) Gross profit excluding a special charge of $3.9 million for the 39-week period ended October 30, 1999. Gross profit excluding a special charge of $5.3 million for Third Quarter Fiscal 1999 and the 39-week period ended October 31, 1998 (see Note 4 and Note 5).

(3) Unusual items of $1.9 million and $2.7 million (income) for Third Quarter Fiscal 2000 and the 39-week period ended October 30, 1999, respectively. Unusual item of $45.1 million for Third Quarter Fiscal 1999 and the 39-week period ended October 31, 1998 (see Note 5).

(4) Operating (loss) for Third Quarter Fiscal 2000 excluding an unusual item of $1.9 million and amortization of excess reorganization value of $28.6 million. Operating (loss) for the 39-week period ended October 30, 1999 excluding unusual items (income) of $2.7 million, a special charge of $3.9 million and amortization of excess reorganization value of $39.5 million. Operating (loss) for Third Quarter Fiscal 1999 and the 39-week period ended October 31, 1998 excluding special charges of $50.4 million and the write-down of long-lived assets of $91.5 million (see Notes 4, 5 and 6).

(5) Net (loss) for Third Quarter Fiscal 2000 excluding an unusual item of $1.9 million and amortization of excess reorganization value of $28.6 million. Net income for the 39-week period ended October 30, 1999 excluding unusual items (income) of $2.7 million, a special charge of $3.9 million, amortization of excess reorganization value of $39.5 million, reorganization items (expense) of $167.0 million and extraordinary items (income) of $654.9 million. Net (loss) for Third Quarter Fiscal 1999 and the 39-week period ended October 31, 1998 excluding special charges of $50.4 million and the write-down of long-lived assets of $91.5 million (see Notes 4, 5, 6, 8 and 10).

         Total revenues for Third Quarter Fiscal 2000 decreased to $610.6 million from $690.6 million in Third Quarter Fiscal 1999. Total revenues for the 39-week period ended October 30, 1999 decreased to $1.86 billion from $2.14 billion for the 39-week period ended October 31, 1998. The decrease in revenues for Third Quarter Fiscal 2000 and the 39-week period ended October 30, 1999 is primarily attributable to (1) a reduction in the number of stores the Company has operated in Fiscal 2000 as compared to Fiscal 1999 resulting from the Company's decision to close or sell certain stores, most of which were underperforming, as part of the Company's store rationalization program,
(2) a decline in wholesale revenues and (3) for the 39-week period ended October 30, 1999, a decline in same store sales.

         Same store sales for Third Quarter Fiscal 2000 increased 0.4%. For the 39-week period ended October 30, 1999 same store sales decreased 1.8% compared to the prior year period. Wholesale supermarket revenues were $73.0 million in Third Quarter Fiscal 2000 compared to $85.5 million in Third Quarter Fiscal 1999. Wholesale supermarket revenues were $224.4 million for the 39-week period ended October 30, 1999 compared to $256.9 million for the 39-week period ended October 31, 1998. The decrease in wholesale revenues resulted primarily from a reduction in the number of customers of the Company's wholesale/franchise business.

         Gross profit in Third Quarter Fiscal 2000 was 23.7% of revenues compared to 20.6% of revenues in Third Quarter Fiscal 1999. Gross profit excluding special charges in Third Quarter Fiscal 2000 was 23.7% of revenues compared to 21.3% of revenues in Third Quarter Fiscal 1999. Gross profit in the 39-week period ended October 30, 1999 was 22.9% of revenues compared to 21.6% of revenues for the 39-week period ended October 31, 1998. For the 39-week period ended October 30, 1999, gross profit excluding special charges was 23.1% of revenues compared to 21.8% of revenues for the 39-week period ended October 31, 1998.

         The increase in gross profit excluding special charges as a percentage of revenues in Third Quarter Fiscal 2000 compared to Third Quarter Fiscal 1999 was primarily due to (1) the positive effect of re-establishing the Company's traditional high/low pricing strategy in the second half of the fiscal year ended January 30, 1999 ("Fiscal 1999"), (2) reduced inventory shrink expense as a percentage of revenues, (3) an increase in allowance income from the Company's vendors, (4) the positive effect of the sale or closure of 50 stores which generally had lower gross margins than the average for the Company as part of the Company's store rationalization program and
(5) a reduction in depreciation and amortization expense (as described below).

         The increase in gross profit excluding special charges as a percentage of revenues for the 39-week period ended October 30, 1999 was primarily due to (1) the positive effect of re-establishing the Company's traditional high/low pricing strategy in the second half of Fiscal 1999, (2) reduced inventory shrink expense as a percentage of revenues, (3) the positive effect of the sale or closure of 50 stores which generally had lower gross margins than the average for the Company as part of the Company's store rationalization program and (4) a reduction in depreciation and amortization expense (as described below). These improvements in gross profit as a percentage of revenues were partially offset by reduced allowance income from the Company's vendors in the 39-week period ended October 30, 1999.

         Selling and administrative expenses in Third Quarter Fiscal 2000 were 21.4% of revenues compared to 21.9% of revenues in Third Quarter Fiscal 1999. For the 39-week period ended October 30, 1999, selling and administrative expenses were 21.9% of revenues compared to 21.2% of revenues for the 39-week period ended October 31, 1998.

         The reduction in selling and administrative expenses as a percentage of revenues in Third Quarter Fiscal 2000 was primarily due to reductions in bad debt expense, depreciation expense (as described below) and goodwill amortization. The Company's Goodwill was eliminated on June 26, 1999 in connection with the implementation of fresh-start reporting. These reductions of selling and administrative expenses as a percentage of revenues in Third Quarter Fiscal 2000 were partially offset by (1) the Company's investment in store labor as part of an effort to improve operations and focus on customer service and (2) the spreading of certain fixed and semi-fixed costs over reduced revenues.

         The increase in selling and administrative expenses as a percentage of revenues for the 39-week period ended October 30, 1999 was primarily due to (1) the Company's investment in store labor as part of an effort to improve operations and focus on customer service and (2) the spreading of certain fixed and semi-fixed costs over reduced revenues. These increases in selling and administrative expenses were partially offset by (1) a reduction in promotional expenses as a percentage of revenues related to the sale or closure of 50 stores in connection with the Company's store rationalization program which generally had higher promotional expenses than the average of the Company (the Company accounts for certain promotional expenses in the Selling and administrative expense line of the Consolidated Statement of Operations), (2) a reduction in depreciation expense (as described below) and
(3) a reduction in goodwill amortization resulting from (a) the Company's store rationalization program, commenced in the middle of Fiscal 1999, which involved the sale or closure of certain stores and the write-off of related goodwill and (b) the elimination of Goodwill on June 26, 1999 in connection with the implementation of fresh-start reporting (see Note 3).

         Depreciation and amortization expense was $10.8 million in Third Quarter Fiscal 2000 and $19.4 million in Third Quarter Fiscal 1999, representing 1.8% and 2.8% of revenues, respectively. Depreciation and amortization expense was $41.3 million for the 39-week period ended October 30, 1999 and $59.3 million for the 39-week period ended October 31, 1998, representing 2.2% and 2.8% of total revenues, respectively. Depreciation and amortization expense decreased in Third Quarter Fiscal 2000 and the 39-week period ended October 30, 1999 primarily due to (1) a reduction in the Company's capital expenditure program, (2) the Company's store rationalization program, commenced in the middle of Fiscal 1999, which involved the sale or closure of certain stores, (3) the write-down of long-lived assets recorded in Fiscal 1999 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), (4) a reduction in the carrying value of property, plant and equipment associated with the implementation of fresh-start reporting and (5) the elimination of Goodwill on June 26, 1999 associated with the implementation of fresh-start reporting.

         During the 13-week and 18-week periods ended October 30, 1999, amortization of excess reorganization value was $28.6 million and $39.5 million, respectively. The Excess reorganization value asset of $342.6 million, which was established on the Effective Date in connection with the implementation of fresh-start reporting, is being amortized on a straight-line basis over a three-year period (see Note 3).

         During Third Quarter Fiscal 2000 and the 39-week period ended
October 30, 1999, the Company recorded an unusual item of $1.9 million associated with an early retirement program for certain eligible employees (see Note 5). In addition, during the 39-week period ended October 30, 1999, the Company recorded unusual items (income) of $4.6 million, related to the Company's store rationalization program. During Third Quarter Fiscal 1999 and the 39-week period ended October 31, 1998, the Company recorded a special charge of $50.4 million related to the Company's store rationalization program (see Note 5).

         During Third Quarter Fiscal 1999 and the 39-week period ended
October 31, 1998, the Company recorded a noncash charge of $91.5 million to write down the carrying amounts (including allocable goodwill) of property held for sale in connection with the Company's store rationalization program to estimated realizable value (see Note 6).

         Operating (loss) for Third Quarter Fiscal 2000 was $16.7 million or 2.7% of total revenues compared to an operating (loss) of $145.8 million or 21.1% of total revenues in Third Quarter Fiscal 1999. For Third Quarter Fiscal 2000, operating income excluding an unusual item and amortization of excess reorganization value was $13.8 million or 2.3% of revenues. For Third Quarter Fiscal 1999, operating (loss) excluding special charges and the write-down of long-lived assets was $3.8 million or 0.6% of revenues. Operating income excluding unusual items, special charges and amortization of excess reorganization value as a percentage of revenues increased due to the increase in gross profit excluding special charges as a percentage of revenues and a reduction in selling and administrative expenses as a percentage of revenues.

         Operating (loss) for the 39-week period ended October 30, 1999 was $18.2 million or 1.0% of total revenues compared to an operating (loss) of $128.8 million or 6.0% of revenues for the 39-week period ended October 31, 1998. Operating income excluding unusual items, special charges and amortization of excess reorganization value for the 39-week period ended October 30, 1999 was $22.5 million or 1.2% of revenues compared to $13.1 or 0.6% of revenues for the 39-week period ended October 31, 1998. Operating income excluding unusual items, special charges and amortization of excess reorganization value as a percentage of revenues increased in the 39-week period ended October 30, 1999 due to an increase in gross profit excluding special charges as a percentage of revenues partially offset by an increase in selling and administrative expenses as a percentage of revenues.

         Interest expense for Third Quarter Fiscal 2000 and Third Quarter Fiscal 1999 was $9.5 million and $37.1 million, respectively. Interest expense for the 39-week periods ended October 30, 1999 and October 31, 1998 was $34.8 million and $111.3 million, respectively. Interest expense for Third Quarter Fiscal 2000 declined due to the implementation of the Plan on June 29, 1999, which has substantially reduced the Company's debt. Interest expense for the 39-week period ended October 30, 1999 declined primarily due to (1) the fact that on March 1, 1999 (the "Petition Date"), the Company discontinued the accrual of interest on the Company's former senior and senior subordinated notes and (2) the implementation of the Plan on June 29, 1999, which has substantially reduced the Company's debt.

         During the 39-week period ended October 30, 1999, the Company recorded reorganization items (expense) of $167.0 million (see Note 8).

         Income tax provision was $1.0 million for Third Quarter Fiscal 2000 compared to a tax provision of $0.0 million in Third Quarter Fiscal 1999. Income tax provision for the 39-week period ended October 30, 1999 was $1.1 million compared to a tax benefit of $16.6 million for the 39-week period ended October 31, 1998. The effective tax rate for Third Quarter Fiscal 2000 varies from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value. Although the Company recorded an income tax provision for Third Quarter Fiscal 2000, the Company does not expect to pay any income taxes for the fiscal year ending January 29, 2000 due to the utilization of net operating loss carryforwards. The effective tax rate for the 39-week period ended October 30, 1999 varies from statutory rates due to (1) differences in income for financial reporting and tax reporting purposes for the 18-week period ended October 30, 1999 that result primarily from the nondeductible amortization of excess reorganization value and (2) the fact the Company recorded a valuation allowance for all income tax benefits generated in the 21-week period ended June 26, 1999 (see
Note 9).

         During the 39-week period ended October 30, 1999, the Company recorded an extraordinary gain of $654.9 million (see Note 10).

         Net (loss) for Third Quarter Fiscal 2000 was $27.1 million compared to a net (loss) of $182.9 million for Third Quarter Fiscal 1999. Net income excluding unusual items, special charges and amortization of excess reorganization value was $2.5 million for Third Quarter Fiscal 2000 compared to a net (loss) of $41.0 million for Third Quarter Fiscal 1999. Net income for the 39-week period ended October 30, 1999 was $433.8 million compared to a net (loss) of $223.5 million for the 39-week period ended October 31, 1998. Net (loss) excluding unusual items, special charges, amortization of excess reorganization value, reorganization items and extraordinary items was $14.2 million for the 39-week period ended October 30, 1999 compared to a net
(loss) of $81.6 million for the 39-week period ended October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the consummation of the Plan, the Company substantially reduced the amount of its overall indebtedness. In connection with the consummation of the Plan, approximately $1.13 billion of senior notes and senior subordinated notes were converted into $100 million of newly issued 11% Senior Notes due 2009 (the "New Senior Notes"), approximately 99.5% of the shares of the new common stock of reorganized Penn Traffic (the "New Common Stock") outstanding on the Effective Date and warrants to purchase additional shares of New Common Stock. Upon consummation of the Plan on June 29, 1999, the Company had approximately $326 million of outstanding indebtedness (including capital leases).

         The New Senior Notes mature on June 29, 2009 and do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices at 106% of par beginning in the year 2004 and declining annually thereafter to par in 2008, and at 111% of par under other specified circumstances as dictated by the Plan. Pursuant to the terms of the indenture for the New Senior Notes, the Company, at its election, can choose to pay interest on the New Senior Notes at the rate of 11% per annum, for the first two years (i.e., the first four interest payments) through the issuance of additional notes and thereafter, interest on the New Senior Notes will be payable, at the rate of 11% per annum in cash. Any notes issued in lieu of interest would also mature on June 29, 2009 and bear interest at 11% per annum. The Company has decided to pay the interest on the New Senior Notes in cash for the initial interest period ending December 29, 1999. The Company also currently expects to make all future interest payments on the New Senior Notes in cash instead of through the issuance of any additional notes.

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

         The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in future fiscal years are outlined in the following table (in thousands):


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
                                           --------
                                           $115,000
                                           ========

         Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. As of October 30, 1999, there were no borrowings under the New Revolving Credit Facility. Availability under the New Revolving Credit Facility was approximately $154 million as of October 30, 1999.

         During Third Quarter Fiscal 2000, the Company's internally generated funds from operations and amounts available under the New Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs, and pay expenditures related to the Company's debt restructuring. The Company expects to utilize internally generated funds from operations and amounts available under the New Credit Facility to satisfy its operating, capital expenditure and debt service needs, and pay expenditures related to the Company's debt restructuring for the remainder of Fiscal 2000.

         Cash flows to meet the Company's operating requirements during the 39-week period ended October 30, 1999 are reported in the Consolidated Statement of Cash Flows. During the 18-week period ended October 30, 1999, the Company's net cash used in operating activities, investing activities, and financing activities were $6.8 million, $11.1 million, and $3.2 million, respectively. During the 21-week period ended June 26, 1999, the Company's net cash provided by operating activities and net cash provided by investing activities were $41.0 million and $11.0 million, respectively. These amounts were partially offset by net cash used in financing activities of $23.9 million. As of October 30, 1999, the Company had not paid approximately $10 million of expenditures related to its debt restructuring.

         During the fiscal years ending January 29, 2000 and February 3, 2001, the Company expects to make capital expenditures (including capital leases) totaling approximately $40 million and $70 million, respectively. The Company expects to finance such capital expenditures through cash generated from operations and amounts available under the New Credit Facility. Capital expenditures will be principally for new stores, store remodels and investments in the Company's distribution infrastructure and technology.

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

         The table below sets forth the status and expected completion date of all phases of the readiness plan at December 10, 1999:

                                             ESTIMATED
INFORMATION TECHNOLOGY                    PERCENT COMPLETE                TARGET COMPLETION DATE
----------------------                    ----------------                ----------------------

Server Computers                              100%                                Complete
Personal Computers                            100%                                Complete
Applications                                   95%                                December 1999
Mainframe Computers                           100%                                Complete
Operating Software                            100%                                Complete
In-Store systems/equipment                     95%                                December 1999

NON-INFORMATION TECHNOLOGY

Phone Switches                                100%                                Complete
Other equipment                               100%                                Complete

EXTERNAL ENTITIES

Verification of critical
  business partner readiness                   99%                                On-going
Electronic Data Interchange
  business partners                            97%                                On-going


The Year 2000 readiness plan has an overall strategy that combines system replacement and remediation of existing legacy systems. Virtually all critical equipment and computer programs have been modified or replaced where necessary, and are now implemented. This includes computing systems and other equipment in all retail stores, distribution centers, manufacturing facilities and offices. The remaining installations are underway and will be completed in December 1999. The Company plans to continue testing systems under various year 2000 dates to ensure the programs implemented remain year 2000 ready. This effort utilizes both in-house staff and outside consultants.

         As part of the Company's Year 2000 readiness plan, the Company contacted critical business partners (product suppliers, service providers and those with whom the Company exchanges information) in the second quarter of calendar year 1998, requesting information regarding the status of their individual Year 2000 compliance plans and progress. From that survey, and updates obtained since then, the Company began a program to test electronic communications with its critical business partners and convert each to a year 2000 ready state. All critical business partners have had electronic data interchange formats tested and verified and 99% of such critical business partners are communicating with the company in year 2000 ready transaction formats. The Company is continuing to test electronic communications with a number of smaller supply chain vendors. The Company will commence electronic communications in a year 2000 ready state with these smaller vendors as soon as possible. The volume of business represented by these smaller vendors is not deemed significant to the Company's business. The Company's strategy is to convert any vendor which the Company communicates with using electronic data interchange, which is not year 2000 ready by December 27, 1999, to a modified process allowing for automatic translation of electronic data interchange to facsimile, thus ensuring uninterrupted communications with such vendors without significant additional cost to the Company.

         Based on current information, management expects that the Company will not experience significant disruption to operations due to Year 2000 compliance issues. Management believes the Company compliance assessment and remediation effort has been thorough. Notwithstanding the substantial efforts of the Company and its key business partners, the Company could experience disruptions to parts of its various activities and operations. Consequently, the Company has formulated a business contingency plan for critical functions and processes that may be adversely affected by a Year 2000 related problem. The plan considers the potential for disruption in utilities such as power and telecommunications, banking, state and local government, and transportation industries, and addresses provisioning of inventory and supplying stores and customers in the weeks leading up to and beyond January 1, 2000, communication with employees and customers, payment to employees and remittance to suppliers, and other areas. The contingency plan, while complete, will continually be reviewed throughout the balance of the calendar year as additional information becomes available.

         Based on current information, the Company estimates the cost of Year 2000 compliance will be approximately $9 million including the purchase of certain new hardware and software. To date such expenditures have totaled approximately $8.1 million. The Company has and will continue to fund these expenditures by utilizing the Company's operating cash flow as well as amounts available under its New Credit Facility.

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


ITEM 2. CHANGE IN SECURITIES

         The information required by this item is furnished by incorporation by reference to the information regarding the material features of the Plan contained in Note 1 of the Consolidated Financial Statements in Part I of this Form 10-Q.


ITEM 5. OTHER INFORMATION

         Trading of the New Common Stock and warrants on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively, commenced on September 15, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             EXHIBIT NUMBER            DESCRIPTION

                10.21B Amendment No. 2 to Employment Agreement of Joseph V. Fisher, dated December 2, 1999

                10.23A Amended and Restated Management Agreement of Hirsch & Fox LLC, dated December 2, 1999

                27.1                   Financial Data Schedule

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the fiscal quarter ended October 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           THE PENN TRAFFIC COMPANY



           December 14, 1999               /s/- JOSEPH V. FISHER
                                           ---------------------
                                           By: Joseph V. Fisher
                                               President, Chief Executive
                                               Officer and Director





           December 14, 1999                /s/- MARTIN A. FOX
                                            ------------------
                                            By: Martin A. Fox
                                                Vice Chairman of the
                                                Executive Committee and
                                                Chief Financial Officer