Form 10-K
period 2000-01-29
PENN TRAFFIC CO
filed 2000-04-28
CIK 77155

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 29, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____________ to _____________

                          Commission file number 0-8858

                            THE PENN TRAFFIC COMPANY
             ------------------------------------------------------
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
                                                            Warrants to purchase
                                                            Common Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                              YES |X|       NO |_|

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

                              YES |X|       NO |_|

         The aggregate market value of voting stock held by non-affiliates of the registrant was $68,457,139 as of April 21, 2000.

         COMMON STOCK, PAR VALUE $.01 PER SHARE: 20,106,955 SHARES OUTSTANDING AS OF APRIL 21, 2000

                                 FORM 10-K INDEX

                                                                           PAGE

--------------------------------------------------------------------------------
PART I
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

--------------------------------------------------------------------------------
PART II.
--------------------------------------------------------------------------------

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters                                                15

Item  6. Selected Financial Data                                            15

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                21

Item 7A. Quantitative and Qualitative Disclosures about
         Market Risk                                                        33

Item  8. Financial Statements and Supplementary Data                        34

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                68

--------------------------------------------------------------------------------
PART III.
--------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of Registrants                    69

Item 11. Executive Compensation                                             69

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                     69

Item 13. Certain Relationships and Related Transactions                     69

--------------------------------------------------------------------------------
PART IV.
--------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                        70

         Certain statements included in this Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. Penn Traffic (the "Company") cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling); labor relations; labor and employee benefit costs; the status of the stores under the New England Operating Agreement; availability, terms and access to capital; liquidity and other financial considerations; and the outcome of pending or yet-to-be instituted legal proceedings.

                                     PART I

ITEM 1. BUSINESS (AS OF JANUARY 29, 2000 UNLESS OTHERWISE NOTED)

GENERAL

         Penn Traffic is one of the leading food retailers in the eastern United States. The Company operates 210 supermarkets in New York, Pennsylvania, Ohio and West Virginia under the "Big Bear" and "Big Bear Plus" (70 stores), "Bi-Lo" (43 stores), "P&C" (63 stores) and "Quality" (34 stores) trade names.
Penn Traffic also operates wholesale food distribution businesses serving 85 licensed franchises and 71 independent operators.

         The majority of Penn Traffic's retail supermarket revenues are generated in smaller communities where Penn Traffic believes it generally holds the number one or number two market position. The balance of Penn Traffic's retail supermarket revenues are derived from the Columbus, Ohio, and Buffalo and Syracuse, New York metropolitan areas.

         On March 1, 1999 (the "Petition Date"), Penn Traffic and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Cases were commenced in order to implement a prenegotiated financial restructuring of the Company. On May 27, 1999, the Bankruptcy Court confirmed the Company's Chapter 11 plan of reorganization (the "Plan") and on June 29, 1999 (the "Effective Date"), the Plan became effective in accordance with its terms. See "Reorganization" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS STRATEGY

         Since the second half of 1998, Penn Traffic has been implementing a strategy designed to generate sales and operating income growth in an evolving competitive environment. This strategy builds on the Company's objective of operating conveniently located modern supermarkets with a strong emphasis on customer service and quality perishables. The major components of the Company's strategy are:

         o        Reestablish a strong capital investment program

         o        Enhance the Company's merchandising

         o        Improve store operations

         o        Reduce and contain costs

         The following is a description of each major component of the Company's business strategy:

         1. REESTABLISH A STRONG CAPITAL INVESTMENT PROGRAM

         In 1997, 1998 and the first half of 1999 (prior to Penn Traffic's financial restructuring) the Company curtailed its capital investment program. Due to significant investments in the Company's store base prior to 1997, the Company believes that most of its stores are modern and well maintained. Nevertheless, management believes that Penn Traffic has a significant number of opportunities to invest in the Company's core markets where it already has strong market positions, and thereby increase sales and operating income or, in some circumstances, mitigate the potential adverse effect of the entry of a new competitor. Additionally, the Company believes that it has opportunities to build new stores in communities contiguous to existing markets, particularly in the growing central Ohio marketplace.

         As the initial phase of reestablishing a strong capital investment program, the Company developed a $100 million capital expenditure program for the 18-month period from August 1999 to February 2001. During this period, the Company expects to complete approximately 30 major capital projects and several minor remodels, and continue to make investments in the Company's distribution and technology infrastructure. These 30 major capital projects include the remodel of 27 stores and the replacement of 3 existing stores. Penn Traffic expects that this capital program will result in the remodeling or replacement of approximately 20% of the Company's total store square footage.

         Penn Traffic expects to continue to make significant investments in its store base after February 2001. In addition to improving existing facilities, the Company plans to build several new or replacement stores in or contiguous to existing markets.

         2. ENHANCE THE COMPANY'S MERCHANDISING

         Penn Traffic has implemented or plans to implement programs designed to
(i) refine the assortment and enhance the quality and presentation of products offered in each of its stores, (ii) improve the return from promotional expenditures, (iii) more effectively respond to regional differences and (iv) introduce products and services to address the evolving lifestyles of the Company's customers. Key components of these programs are:

                  A. CATEGORY MANAGEMENT AND REGIONAL MARKETING

         During 1999, Penn Traffic continued the rollout of a category management program designed to analyze individual product movement and the impact of promotional decisions. With this process, category managers can design category plans that improve assortment and pricing decisions. By the end of 2000, Penn Traffic expects to have developed category plans for products comprising the vast majority of the Company's total retail sales of grocery, dairy and frozen food products. Commencing in 2001, the Company plans to apply the category management process to Penn Traffic's perishable departments (produce, meat, seafood, deli and bakery).

         In the middle of 1997, Penn Traffic centralized its merchandising and procurement activities. While this organizational change has benefited Penn Traffic in many respects, the Company believes that it has not sufficiently tailored its product offerings and marketing programs to address regional differences across its marketing areas. The Company has been adjusting its organizational structure and management practices to more effectively address differing consumer preferences and competitive environments.

                  B. ENHANCED PERISHABLE DEPARTMENTS

         Penn Traffic plans to continue to enhance presentation, quality and variety in its perishable departments. During 1999, Penn Traffic introduced its new "Gold Label" meat program, which features a broader assortment of high quality branded meat products. The Company expects to introduce other enhanced perishable department programs in 2000 and thereafter.

                  C. NEW BIG BEAR PLUS FORMAT

         Penn Traffic operates 15 Big Bear Plus stores (combination supermarket and general merchandise stores) in Ohio and West Virginia, which range in size from 70,000 to 140,000 square feet. During 1999, Penn Traffic began a process to
(1) refine the scope of the nonfood merchandise offered to a smaller number of key growth categories with a greater depth of variety in each category and (2) utilize the space no longer required for the merchandising of nonfood products in the new format to improve the presentation and assortment of both perishable and nonperishable food products.

         In connection with this program, which is expected to be completed in 2001, the Company is making significant investments in the remodeling of most of its Big Bear Plus facilities. Certain merchandising concepts developed for these stores have been and are expected to be utilized in Penn Traffic's other stores to generate additional general merchandise sales.

                  D. NEW PRODUCTS AND SERVICES

         Penn Traffic will continue to introduce new merchandising concepts into its stores to respond to evolving customer lifestyles. For example, to provide more of a one-stop shopping experience for today's busy customers, Penn Traffic has been adding more in-store pharmacies and expanded health and wellness departments to its stores. The pharmacy and health and beauty care business is an important and growing part of the Company's business. Penn Traffic currently operates 85 in-store pharmacies.

         3. IMPROVE STORE OPERATIONS

         The Company is continuing to focus on providing the consumer with high quality products and excellent customer service in a pleasant shopping environment. Management believes that efficient store-level execution of the Company's operating standards and merchandising programs is a critical factor in achieving future sales and profit improvements.

         4. REDUCE AND CONTAIN COSTS

         Penn Traffic has been working on developing plans to reduce costs throughout the Company's operations, while maintaining the Company's quality and service goals. For example, during 1999 the Company successfully implemented a program to reduce nonperishable shrink expense. In late 1999, the Company also initiated a program to reduce perishable product shrink. During 2000, the Company will be completing a warehouse consolidation project which is expected to result in annual savings of $2 million starting in the third quarter of the fiscal year ending February 3, 2001 (see "Purchasing and Distribution"). The Company is implementing and plans to continue to implement a number of other cost reduction and cost containment programs.

RETAIL FOOD BUSINESS

         Penn Traffic is one of the leading supermarket retailers in its primary operating areas, which include upstate New York, Ohio, northern West Virginia and western Pennsylvania. Penn Traffic's store sizes and formats vary widely, depending upon the demographic and competitive conditions in each location. For example, "conventional" store formats are generally more appropriate in areas of low population density; while larger populations are better served by full-service supermarkets of up to 75,000 square feet, which contain numerous specialty service departments such as bakeries, delicatessens, floral departments and fresh seafood departments.

         Penn Traffic's 15 Big Bear Plus stores range in size from 70,000 to 140,000 square feet. These full service supermarkets carry an expanded variety of nonfood merchandise. During 1999, Penn Traffic began a process to refine the scope of this nonfood merchandise to a smaller number of key growth categories with a greater depth of variety in each category. This process is expected to be completed in 2001.

         Penn Traffic's supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh produce, delicatessen, bakery and frozen food products. The stores also offer nonfood products and services such as health and beauty care products, housewares, general merchandise, and in many cases, pharmacies, floral items and banking services. In general, Penn Traffic's larger stores carry broader selections of merchandise and feature a larger variety of service departments. Most of the Company's supermarkets are located in shopping centers. The Company believes that its store base is generally modern and provides a pleasant shopping experience for Penn Traffic customers.

         Between the middle of 1998 and May 1999, Penn Traffic implemented a store rationalization program (the "Store Rationalization Program") to divest itself of certain marketing areas, principally in northeastern Pennsylvania, where performance and market position were the weakest relative to Penn Traffic's other retail stores, and to close other underperforming stores. In connection with the Store Rationalization Program, Penn Traffic sold 21 stores and closed 29 stores. The sale of the 21 stores generated net cash proceeds of approximately $40 million (after the payment of transaction costs and other costs of sale such as inventory markdowns). The Store Rationalization Program has enabled Penn Traffic to focus the Company's management and capital resources on a less geographically diverse store base located in upstate New York, Ohio, western Pennsylvania and northern West Virginia.

Selected statistics on Penn Traffic's retail food stores are presented below.

                               FISCAL YEAR ENDED
-------------------------------------------------------------------------------
                    January 29, January 30, January 31, February 1, February 3,
                      2000        1999        1998        1997        1996
                       (1)         (1)                             (53 WEEKS)(2)
--------------------------------------------------------------------------------
Average annual
  revenues per
  store            $ 9,965,000 $ 9,594,000 $ 9,811,000 $10,598,000 $10,900,000

Total store area
  in square feet     8,910,898   9,796,604  10,787,686  10,737,891  10,424,538

Total store
  selling area in
  square feet        6,455,352   7,086,099   7,812,114   7,780,811   7,527,665

Average total
  square feet per
  store                 42,433      42,046      40,862      40,520      39,338

Average square
  feet of selling
  area per store        30,740      30,412      29,591      29,362      28,406

Annual revenues per
  square foot of
  selling area            $327        $321        $333        $368        $397

Number of stores:

  Remodels/expansions
   (over $100,000)          13           5           3           7          15
  New stores opened          1           1           1           5          11
  Stores acquired            2           0           1           2           2
  Stores closed/sold        26          32           3           7          15

Size of stores (total store area):
  Up to 19,999
   square feet              28          29          36          37          37
  20,000 - 29,999
   square feet              36          42          50          52          56
  30,000 - 44,999
   square feet              72          81          92          93          95
  45,000 - 60,000
   square feet              45          50          55          55          53
  Greater than
   60,000 square
   feet                     29          31          31          28          24

Total stores open
  at fiscal year-end       210         233         264         265         265

(1) Includes revenues and square footage amounts from stores disposed of as part of the Store Rationalization Program.

(2) Average annual revenues per store and annual revenues per square foot of selling area are calculated on a 52-week basis.

WHOLESALE FOOD DISTRIBUTION BUSINESS

         Penn Traffic licenses, royalty-free, the use of its "Riverside," "Bi-Lo Foods" and "Big M" names to 85 independently-owned supermarkets that are required to maintain certain quality and other standards. The majority of these independent stores use Penn Traffic as their primary wholesaler and also receive advertising, accounting, merchandising, consulting and retail counseling services from Penn Traffic. In addition, Penn Traffic receives rent from 43 of the licensed independent operators which lease or sublease their supermarkets from Penn Traffic. The Company also acts as a food distributor to 71 other independent supermarkets. In addition to contributing to the Company's operating income, the wholesale food distribution business enables the Company to spread fixed and semi-fixed procurement and distribution costs over additional revenues.

BAKERY OPERATION

         Penn Traffic owns and operates Penny Curtiss, a bakery processing plant in Syracuse, New York. Penny Curtiss manufactures and distributes fresh and frozen bakery products for distribution to Penn Traffic's stores as well as to unrelated third parties, including customers of its wholesale food distribution business.

PURCHASING AND DISTRIBUTION

         Penn Traffic is a large volume purchaser of products. Penn Traffic's purchases are generally of sufficient volume to qualify for minimum price brackets for most items. Penn Traffic purchases brand name grocery merchandise directly from national manufacturers. The Company also purchases private label products and certain other grocery items from TOPCO Associates, Inc., a national products purchasing cooperative comprising 29 regional supermarket chains. For the fiscal year ended January 29, 2000, purchases from TOPCO Associates accounted for approximately 21% of product purchases.

         In the later part of calendar year 1998 and the early portion of calendar year 1999 as the Company's need to restructure its capital structure became apparent, certain of Penn Traffic's suppliers reduced credit limits to Penn Traffic which had reduced Penn Traffic's ability to supply its stores with a full variety of products or earn promotional discounts or allowances on certain products. Since the middle of 1999, however, the Company believes that its vendors have been offering Penn Traffic promotional allowance opportunities that are generally consistent with industry norms for a company of its size and geographic scope.

         Penn Traffic's principal Pennsylvania distribution facility is a company-owned 390,000 square foot distribution center in DuBois, Pennsylvania. Penn Traffic also owns and operates a 196,000 square foot distribution center for perishable products in DuBois.

         The principal New York distribution facility is a company-owned 498,000 square foot distribution center in Syracuse, New York. The Company also owns a 217,000 square foot distribution center for perishable products in Syracuse.

         The Company's primary Ohio distribution center is a leased 484,000 square foot dry grocery facility in Columbus, Ohio. Penn Traffic also owns a 208,000 square foot distribution facility for perishable goods in Columbus and leases two additional warehouses totaling 430,000 square feet in Columbus for distribution of general merchandise and health and beauty care items to all Penn Traffic stores.

         In January 2000, Penn Traffic began a process to (1) reduce the number of distribution centers the Company utilizes for nonperishable grocery products from 4 to 3 and (2) transfer the distribution of general merchandise and health and beauty care items from a leased facility in Columbus, Ohio to the Company's Jamestown, New York facility (an owned 267,000 square foot facility which had supplied grocery products to certain stores in upstate New York and northern Pennsylvania until January 2000). When this process is completed, which is currently anticipated to be in the summer of 2000, Penn Traffic will cancel its lease on a 205,000 square foot distribution center in Columbus, Ohio.

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

COMPETITION

         The food retailing business is highly competitive and may be affected by general economic conditions. The number of competitors and the degree of competition encountered by Penn Traffic's supermarkets vary by location. Penn Traffic competes with several multiregional, regional and local supermarket chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse clubs, discount drug store chains, discount general merchandise chains, "supercenters" (combination supermarket and general merchandise stores) and other retailers. Many of these competitors are significantly larger than Penn Traffic, have vastly greater resources and purchasing power than Penn Traffic, are better capitalized than Penn Traffic and do not have employees affiliated with unions.

EMPLOYEES

         Labor costs and their impact on product prices are important competitive factors in the supermarket industry. Penn Traffic has approximately 16,000 hourly employees and 1,400 salaried employees.

         Approximately 54% of Penn Traffic's hourly employees belong to the United Food and Commercial Workers Union. An additional 7% of Penn Traffic's hourly employees (principally employed in the distribution function and in the Company's bakery plant) belong to four other unions.

GOVERNMENT REGULATION

         Penn Traffic's food and drug business requires it to hold various licenses and to register certain of its facilities with state and federal health, drug and alcoholic beverage regulatory agencies. By virtue of these licenses and registration requirements, Penn Traffic is obligated to observe certain rules and regulations; and a violation of such rules and regulations could result in a suspension or revocation of licenses or registrations. Most of Penn Traffic's licenses require periodic renewals. Penn Traffic has experienced no material difficulties with respect to obtaining, effecting, retaining or renewing its licenses and registrations.

SEASONALITY, CUSTOMERS AND SUPPLIERS

         The supermarket business of Penn Traffic is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of Penn Traffic's consolidated revenues. Groceries, general merchandise and raw materials are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of Penn Traffic's cost of sales except TOPCO Associates, Inc. which accounted for approximately 21%, 21% and 16% of product purchases in the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

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

         In April 1989, Penn Traffic acquired Big Bear Stores Company ("Big Bear"), a leading food retailer in Ohio and northern West Virginia. In April 1993, Big Bear was merged into the Company.

         In January 1998, Penn Traffic sold Sani-Dairy, its former dairy manufacturing operation. Concurrent with the completion of the transaction, the Company entered into a 10-year supply agreement with the acquirer for the purchase of products that were supplied by Sani-Diary and two other dairies.

         Between the middle of 1998 and May 1999, Penn Traffic implemented the Store Rationalization Program which involved the sale or closure of 50 stores (see "Retail Food Business").

         As described above, on the Petition Date, Penn Traffic and certain of its subsidiaries commenced the Bankruptcy Cases in the Bankruptcy Court for the District of Delaware. On May 27, 1999, the Bankruptcy Court confirmed the Plan and on June 29, 1999, the Plan became effective in accordance with its terms.

NEW ENGLAND STORES

         In July 1990, the Company entered into a 10-year operating agreement (the "New England Operating Agreement") with The Grand Union Company ("Grand Union") pursuant to which Grand Union acquired the right to operate 13 stores in Vermont and New Hampshire under the "Grand Union" trade name until July 31, 2000. Prior to July 1990, these stores had been operated by Penn Traffic under the Company's "P&C" trade name. The Total Revenues account of the Company's Statement of Operations for Fiscal 2000 includes approximately $13 million of income allocable to payments made by Grand Union to the Company pursuant to the New England Operating Agreement.

         Grand Union had the right to extend the term of the New England Operating Agreement for an additional five years after the ten year term, at set operating fees. Penn Traffic also granted Grand Union the option to purchase such stores based on a formula set forth in the New England Operating Agreement. The Company believes that it will regain operating control of the stores operated by Grand Union pursuant to the New England Operating Agreement (currently 9 stores) on August 1, 2000. The Company currently plans to operate such stores under its "P&C" trade name. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

REORGANIZATION

         As described above, on the Petition Date, Penn Traffic and certain of its subsidiaries commenced the Bankruptcy Cases in the Bankruptcy Court to implement a prenegotiated financial restructuring of the Company. On May 27, 1999, the Bankruptcy Court confirmed the Plan and on June 29, 1999, the Plan became effective in accordance with its terms.

         Consummation of the Plan has resulted in (a) the former $732.2 million principal amount of the Company's senior notes being exchanged for $100 million of new senior notes (the "New Senior Notes") and 19,000,000 shares of newly issued common stock (the "New Common Stock"), (b) the former $400 million principal amount of senior subordinated notes being exchanged for 1,000,000 shares of New Common Stock and six-year warrants to purchase 1,000,000 shares of New Common Stock having an exercise price of $18.30 per share, (c) holders of Penn Traffic's formerly issued common stock receiving one share of New Common Stock for each 100 shares of common stock held immediately prior to the Petition Date, for a total of 106,955 new shares and (d) the cancellation of all outstanding options and warrants to purchase shares of the Company's former common stock. The Plan also provides for the issuance to officers and key employees options to purchase up to 2,297,000 shares of New Common Stock. The Company's New Common Stock and warrants to purchase common stock are currently trading on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively.

         The Plan also provided for payment in full of all of the Company's obligations to its other creditors.

         On the Effective Date, in connection with the consummation of the Plan, the Company entered into a new $320 million secured credit facility (the "New Credit Facility"). The New Credit Facility includes (a) a $205 million revolving credit facility (the "New Revolving Credit Facility") and (b) a $115 million term loan (the "Term Loan"). The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. Proceeds from the New Credit Facility were used to satisfy the Company's obligations under its debtor-in-possession financing (the "DIP Facility"), pay certain costs of the reorganization process and are available to satisfy the Company's ongoing working capital and capital expenditure requirements. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 2. PROPERTIES

         Penn Traffic follows the general industry practice of leasing the majority of its retail supermarket locations. Penn Traffic presently owns 25 and leases 185 of the supermarkets that it operates. The leased supermarkets are held under leases expiring from 2000 to 2024, excluding option periods. Penn Traffic owns or leases 43 supermarkets which are leased or subleased to independent operators.

         Penn Traffic also owns five shopping centers which contain company-owned or licensed supermarkets. Penn Traffic also operates distribution centers in DuBois, Pennsylvania; Syracuse and Jamestown, New York; and Columbus, Ohio; and a bakery plant in Syracuse, New York. Penn Traffic also owns a fleet of trucks and trailers, fixtures and equipment utilized in its business and certain miscellaneous real estate.

ITEM 3. LEGAL PROCEEDINGS

         As a result of the consummation of the Plan, the automatic stay imposed by the Bankruptcy Code terminated on June 29, 1999. Accordingly, all litigation previously subject to the automatic stay as a result of the filing of the Bankruptcy Cases no longer are stayed. The Plan provides for the payment of all litigation claims as and when such claims are resolved.

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

         Also see Item 1 - "Business -- Reorganization" for a description of the consummation of the Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since September 15, 1999, Penn Traffic's New Common Stock and warrants are listed on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively, and were held by approximately 2,685 stockholders and 109 warrant holders, respectively, of record on January 29, 2000.

         Common stock information is provided on Pages 75 and 76 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY

         Set forth below is selected historical consolidated financial data of Penn Traffic for the five fiscal years ended January 29, 2000. As a result of the consummation of the Plan, Penn Traffic adopted "fresh-start reporting" as of June 26, 1999. The accounting periods ended on or prior to June 26, 1999, have been designated "Predecessor Company" and the 31-week period ended January 29, 2000, has been designated "Successor Company."

         In accordance with the implementation of fresh-start reporting, the Company's assets, liabilities and stockholders' (deficit) equity have been revalued as of June 26, 1999. In addition, as a result of the consummation of the Plan, the amount of the Company's indebtedness has been substantially reduced. Accordingly, the Consolidated Statements of Operations for periods ended on or prior to June 26, 1999, are not comparable to the 31-week period ended January 29, 2000.

         The selected historical consolidated financial data for the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, and the four fiscal years ended January 30, 1999, are derived from the consolidated financial statements of Penn Traffic, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected historical consolidated financial data should be read in conjunction with the Penn Traffic consolidated financial statements and related notes included elsewhere herein.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                        Successor
                                         Company           Predecessor Company
                                        ----------      --------------------------
                                         For the         For the         For the
                                         31 Weeks        21 Weeks        52 Weeks
                                          Ended           Ended           Ended
(In thousands of dollars,               January 29,      June 26,       January 30,
  except per share data)                   2000            1999            1999
                                        ----------      ----------      ----------
TOTAL REVENUES                          $1,477,219      $1,006,804      $2,828,109

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy costs)(1) (2)    1,124,755         781,342       2,213,801
  Selling and administrative
   expenses                                312,154         226,430         602,382
  Amortization of excess
   reorganization value                     65,132
  Unusual items (2)                          7,408          (4,631)         61,355
  Write-down of long-lived
   assets (3)                                                              143,842
                                        ----------      ----------      ----------

OPERATING (LOSS) INCOME                    (32,230)          3,663        (193,271)
  Interest expense (4)                      22,923          21,794         147,737
  Reorganization items (5)                                 167,031
                                        ----------      ----------      ----------

(LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS                       (55,153)       (185,162)       (341,008)
  Provision (benefit) for
   income taxes (6)                          4,940              60         (23,914)
                                        ----------      ----------      ----------

(LOSS) BEFORE EXTRAORDINARY ITEMS          (60,093)       (185,222)       (317,094)
  Extraordinary items (7)                                 (654,928)
                                        ----------      ----------      ----------

NET (LOSS) INCOME                       $  (60,093)     $  469,706      $ (317,094)
                                        ==========      ==========      ==========

NET (LOSS) PER SHARE (BASIC
 AND DILUTED)                           $    (2.99)
                                        ==========

No dividends on common stock have been paid during the past five fiscal years. Per share data is not presented for periods prior to June 26, 1999 because of the general lack of comparability as a result of the revised capital structure of the Company.

BALANCE SHEET DATA:

  Total assets                          $1,020,457                      $1,228,061
  Total funded
   indebtedness                            320,174                       1,377,358
  Stockholders' equity (deficit)           363,564                        (469,706)

OTHER DATA:

  EBITDA (8)                                67,380          29,772          99,450
  Depreciation and
   amortization                             26,176          25,832          77,179
  LIFO provision                               892           1,009           2,376
  Capital expenditures,
   including capital
   leases and acquisitions                  31,468           6,279          14,368
  Cash interest expense                     22,405          20,393         143,411

                                     - 16 -

FOOTNOTES:

(1) During the 21-week period ended June 26, 1999, the Company recorded a special charge of $3.9 million associated with the repositioning of its 15 Big Bear Plus stores. This charge, which consists of estimated inventory markdowns for discontinued product lines, is included in cost of sales.

(2) During the 31-week period ended January 29, 2000, the Company recorded an unusual item of $5.5 million associated with the restructuring of certain executive compensation agreements and an unusual item of $1.9 million associated with an early retirement program for certain eligible employees. During the 21-week period ended June 26, 1999, the Company recorded an unusual item (income) of $4.6 million related to the Store Rationalization Program.

         During the 52-week period ended January 30, 1999 ("Fiscal 1999"), the Company recorded a special charge of $68.2 million related to the Store Rationalization Program ($60.2 million of this charge is included in the unusual item account; $8.0 million of this charge, representing inventory markdowns, is included in cost of sales). The unusual item account for Fiscal 1999 also includes $1.1 million of professional fees and other miscellaneous costs associated with the Company's financial restructuring.

(3) The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), during Fiscal 1999 the Company recorded noncash charges of (a) $52.3 million primarily related to the write-down of the recorded asset values of 14 of the Company's stores (including allocable goodwill) to estimated realizable value and (b) $91.5 million to write down the carrying amounts (including allocable goodwill) of property held for sale in connection with the Store Rationalization Program to estimated realizable value.

(4) As a result of the Company's Chapter 11 filing on the Petition Date, no principal or interest payments were made on or after the Petition Date on the Company's formerly outstanding senior and senior subordinated notes. Accordingly, no interest expense for these obligations has been accrued on or after the Petition Date. Had such interest been accrued, interest expense for the 21-week period ended June 26, 1999, would have been approximately $58.8 million.

(5) The reorganization items for the 21-week period ended June 26, 1999, include (a) adjustments associated with the implementation of fresh-start reporting, (b) professional fees associated with the implementation of the Plan, (c) the write-off of unamortized deferred financing fees for the Company's former notes and (d) a gain related to the difference between the estimated allowed claims for rejected leases and the liabilities previously recorded for such leases.

(6) The tax provision for the 31-week period ended January 29, 2000, is not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value. The tax provision for the 21-week period ended June 26, 1999 and the tax benefit for the 52-week period ended January 30, 1999, are not recorded at statutory rates due to (a) differences between the income calculations for financial reporting and tax reporting purposes and (b) the recording of a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

(7)      The extraordinary items for the 21-week period ended June 26, 1999, are
         (a) a gain on debt discharge recorded in connection with the consummation of the Plan and (b) the write-off of unamortized deferred financing fees associated with the repayment of the Company's pre-petition revolving credit facility.

(8) "EBITDA" is earnings before interest, depreciation, amortization, amortization of excess reorganization value, LIFO provision, special charges, unusual items, the write-down of impaired long-lived assets, reorganization items, extraordinary items, the cumulative effect of change in accounting principle and taxes. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

                                                     PREDECESSOR COMPANY
                                        ------------------------------------------
                                            As of and for the Fiscal Year Ended
 (In thousands of dollars)                                              February 3,
                                        January 31,     February 1,        1996
                                           1998            1997         (53 Weeks)
                                        ----------      ----------      ----------
TOTAL REVENUES                          $3,010,065      $3,296,462      $3,536,642

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy costs)           2,317,847       2,531,381       2,724,639
  Selling and administrative
   expenses (1)                            625,731         684,558         670,387
  Restructuring charges (1)                 10,704
  Gain on sale of Sani-Dairy (2)           (24,218)
  Unusual items (3)                                                         65,237
  Write-down of long-lived
   assets (4)                               26,982                          46,847
                                         ---------      ----------      ----------

OPERATING INCOME                            53,019          80,523          29,532
  Interest expense                         149,981         144,854         136,359
                                        ----------      ----------      ----------

(LOSS) BEFORE INCOME TAXES                 (96,962)        (64,331)       (106,827)
  (Benefit) for income taxes               (35,836)        (22,901)        (27,202)
                                        ----------      ----------      ----------

NET (LOSS)                              $  (61,126)     $  (41,430)     $  (79,625)
                                        ==========      ==========      ==========

No dividends on common stock have been paid during the past five fiscal years. Per share data is not presented for periods prior to June 26, 1999 because of the general lack of comparability as a result of the revised capital structure of the Company.

BALANCE SHEET DATA:

  Total assets                          $1,563,586      $1,704,119      $1,760,146
  Total funded
   indebtedness                          1,373,607       1,398,991       1,341,657
  Stockholders' (deficit)                 (159,809)        (96,755)        (53,271)

OTHER DATA:

  EBITDA (5)                               165,283         175,603         233,424
  Depreciation and
   amortization                             88,966          92,705          92,479
  LIFO provision (benefit)                   2,343           2,375            (672)
  Capital expenditures,
   including capital
   leases and acquisitions                  22,272          69,785         136,139
  Cash interest expense                    145,177         140,289         132,062

FOOTNOTES:

(1) For the 52-week period ended January 31, 1998 ("Fiscal 1998"), the Company recorded pretax special charges totaling $18.2 million ($10.7 million, net of tax). These special charges consist of (a) $12.6 million associated with a management reorganization and related corporate actions ($10.7 million of this charge is included in a restructuring charge and $1.9 million is included in selling and administrative expenses) and (b) $5.6 million associated with the retention of certain corporate executives, which is included in selling and administrative expenses.

(2) During Fiscal 1998, the Company recorded a gain totaling $24.2 million ($14.3 million, net of tax) related to the sale of Sani-Dairy, the Company's dairy manufacturing operation, for cash consideration of approximately $37 million.

(3) During the fiscal year ended February 3, 1996 ("Fiscal 1996"), the Company recorded an unusual item of $65.2 million, which was related primarily to the closure of its stand-alone general merchandise business (Harts), a write-down of assets that the Company could no longer utilize in its business and the Company's expense reduction program.

(4) In accordance with SFAS 121, during Fiscal 1998 the Company recorded a noncash charge of $27.0 million primarily related to the write-down of a portion of the recorded asset values of 12 of the Company's stores (including allocable goodwill), as well as miscellaneous real estate, to estimated realizable values. During Fiscal 1996, the Company recorded a noncash charge of $46.8 million primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 18 of the Company's stores.

(5) "EBITDA" is earnings before interest, depreciation, amortization, LIFO provision, unusual items, restructuring charges, the write-down of impaired long-lived assets, extraordinary items, the cumulative effect of change in accounting principle and taxes. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements included in this Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling); labor relations; labor and employee benefit costs; the status of the stores under the New England Operating Agreement; availability, terms and access to capital; liquidity and other financial considerations; and the outcome of pending or yet-to-be instituted legal proceedings.

OVERVIEW

         As discussed in Note 2 to the accompanying Consolidated Financial Statements, the Company emerged from its Chapter 11 proceedings on the Effective Date. For financial reporting purposes, the Company accounted for the consummation of the Plan as of June 26, 1999. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has applied fresh-start reporting as of June 26, 1999, which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to June 26, 1999, have been designated "Predecessor Company" and the periods subsequent to June 26, 1999, have been designated "Successor Company." For purposes of the discussion of Results of Operations for the 52-week period ended January 29, 2000, the results of the Predecessor Company and Successor Company have been combined since separate discussions of these periods are not meaningful in terms of their operating results or comparisons to the prior year.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED JANUARY 29, 2000 ("FISCAL 2000") COMPARED TO FISCAL YEAR ENDED JANUARY 30, 1999 ("FISCAL 1999")

         The following table sets forth certain Statement of Operations components expressed as percentages of total revenues for Fiscal 2000 and Fiscal 1999:

                                          PERCENTAGE OF TOTAL REVENUES
                                                  FISCAL YEAR
                                          ----------------------------
                                            2000               1999
                                           ------             ------
Total revenues                             100.0%             100.0%

Gross profit (1)                            23.3               21.7

Gross profit excluding
 special charges (2)                        23.4               22.0

Selling and administrative
 expenses                                   21.7               21.3

Unusual items (3)                            0.1                2.2

Write-down of long-lived assets                                 5.1

Amortization of excess
 reorganization value                        2.6

Operating (loss)                            (1.2)              (6.8)

Operating income excluding
 unusual items, special charges
 and amortization of excess
 reorganization value (4)                    1.7                0.7

Interest expense                             1.8                5.2

Reorganization items                         6.7

Net income (loss)                           16.5              (11.2)

Net (loss) excluding unusual items,
 special charges, amortization of excess
 reorganization value, reorganization items
 and extraordinary items (5)                (0.4)              (3.7)

(1)      Total revenues less cost of sales.

(2) Gross profit excluding special charges of $3.9 million and $8.0 million for Fiscal 2000 and Fiscal 1999, respectively (see Notes 4 and 7).

(3) Unusual items of $2.8 million and $61.4 million for Fiscal 2000 and Fiscal 1999, respectively (see Note 7).

(4) Operating (loss) for Fiscal 2000 excluding unusual items of $2.8 million, a special charge of $3.9 million and amortization of excess reorganization value of $65.1 million. Operating (loss) for Fiscal 1999, excluding special charges of $69.3 million and the write-down of long-lived assets of $143.8 million (see Notes 3, 4, 7 and 8).

(5) Net income for Fiscal 2000, excluding unusual items of $2.8 million, a special charge of $3.9 million, amortization of excess reorganization value of $65.1 million, reorganization items (expense) of $167.0 million and extraordinary items (income) of $654.9 million. Net (loss) for Fiscal 1999 excluding special charges of $69.3 million and the write-down of long-lived assets of $143.8 million (see Notes 3, 4, 7, 8, 10 and 12).

         Total revenues for Fiscal 2000 decreased 12.2% to $2.48 billion from $2.83 billion in Fiscal 1999. The decrease in revenues for Fiscal 2000 is primarily attributable to (1) a reduction in the number of stores the Company operated in Fiscal 2000 as compared to Fiscal 1999 resulting from the Company's decision to close or sell certain stores, most of which were underperforming, as part of the Store Rationalization Program, (2) a decline in same store sales and
(3) a decline in wholesale revenues.

         For Fiscal 2000, same store sales decreased 1.5% compared to the prior year. Wholesale supermarket revenues were $295.0 million in Fiscal 2000 compared to $328.7 million in Fiscal 1999. The decrease in wholesale revenues resulted primarily from a reduction in the number of customers of the Company's wholesale/franchise business.

         Gross profit for Fiscal 2000 was 23.3% of revenues compared to 21.7% of revenues in Fiscal 1999. Gross profit excluding special charges in Fiscal 2000 was 23.4% of revenues compared to 22.0% of revenues in Fiscal 1999.

         The increase in gross profit excluding special charges as a percentage of revenues for Fiscal 2000 was primarily due to (1) the positive effect of re-establishing the Company's traditional high/low pricing strategy in the second half of Fiscal 1999, (2) reduced inventory shrink expense as a percentage of revenues, (3) the positive effect of the sale or closure of 50 stores which generally had lower gross margins than the average for the Company as part of the Store Rationalization Program and (4) a reduction in depreciation and amortization expense (as described below). These improvements in gross profit as a percentage of revenues were partially offset by an increase in distribution expenses as a percentage of revenues.

         Selling and administrative expenses for Fiscal 2000 were 21.7% of revenues compared to 21.3% of revenues in Fiscal 1999. The increase in selling and administrative expenses as a percentage of revenues for Fiscal 2000 was primarily due to (1) the Company's investment in store labor as part of its plan to improve operations and focus on customer service and (2) the spreading of certain fixed and semi-fixed costs over reduced revenues. These increases in selling and administrative expenses were partially offset by (1) a reduction in bad debt expense, (2) a reduction in depreciation expense (as described below) and (3) a reduction in goodwill amortization resulting from (a) the Store Rationalization Program, which involved the sale or closure of stores and the write-off of related goodwill and (b) the elimination of Goodwill on June 26, 1999 in connection with the implementation of fresh-start reporting (see Note
3).

         Depreciation and amortization expense was $52.0 million in Fiscal 2000 and $77.2 million in Fiscal 1999, representing 2.1% and 2.7% of total revenues, respectively. Depreciation and amortization expense decreased in Fiscal 2000 primarily due to (1) a reduction in the Company's capital expenditure program in Fiscal 1998 and Fiscal 1999 from the recent previous fiscal years, (2) the Store Rationalization Program, which involved the sale or closure of certain stores,
(3) the write-down of long-lived assets recorded in Fiscal 1999 in accordance with SFAS 121, (4) a reduction in the carrying value of property, plant and equipment associated with the implementation of fresh-start reporting and (5) the elimination of Goodwill on June 26, 1999 associated with the implementation of fresh-start reporting.

         During Fiscal 2000, amortization of excess reorganization value was $65.1 million. The Excess reorganization value asset of $327.8 million is being amortized on a straight-line basis over a three-year period (see Note 3).

         During Fiscal 2000, the Company recorded unusual items of (1) $5.5 million associated with the restructuring of certain executive compensation agreements, (2) $1.9 million associated with an early retirement program for certain eligible employees and (3) $4.6 million (income) related to the Store Rationalization Program (see Note 7).

         During Fiscal 1999, the Company recorded special charges of $68.2 million associated with the Store Rationalization Program and $1.1 million associated with the Company's financial restructuring. $61.3 million of these charges are included in the unusual items account and $8.0 million (inventory markdowns) is included in the cost of sales account (see Note 7).

         In accordance with SFAS 121, during Fiscal 1999, the Company recorded noncash charges of (1) $52.3 million primarily related to the write down of a portion of the recorded asset values of 14 of the Company's stores (including allocable goodwill) to estimated realizable values and (2) $91.5 million to write-down the carrying amounts (including allocable goodwill) of property held for sale in connection with the Store Rationalization Program to estimated realizable value (see Note 8).

         Operating (loss) for Fiscal 2000 was $28.6 million or 1.2% of total revenues compared to an operating (loss) of $193.3 million or 6.8% of total revenues for Fiscal 1999. The Company had an operating (loss) in Fiscal 2000 due to the amortization of excess reorganization value of $65.1 million which is a noncash charge which will end in the middle of the fiscal year ending February 1, 2003.

         Operating income excluding unusual items, special charges and amortization of excess reorganization value for Fiscal 2000 was $43.2 million or 1.7% of revenues. Operating income excluding special charges and a write-down of long-lived assets for Fiscal 1999 was $19.9 million or 0.7% of revenues. Operating income excluding unusual items, special charges and amortization of excess reorganization value as a percentage of revenues increased in Fiscal 2000 due to an increase in gross profit excluding special charges as a percentage of revenues partially offset by an increase in selling and administrative expenses as a percentage of revenues.

         Interest expense for Fiscal 2000 and Fiscal 1999 was $44.7 million and $147.7 million, respectively. Interest expense for Fiscal 2000 decreased primarily due to (1) the discontinuance of the accrual of interest on the Company's former senior and senior subordinated notes on the Petition Date and
(2) the implementation of the Plan on June 29, 1999, which has substantially reduced the Company's debt.

         During Fiscal 2000, the Company recorded reorganization items (expense) of $167.0 million (see Note 10).

         Income tax provision for Fiscal 2000 was $5.0 million compared to a tax benefit of $23.9 million for Fiscal 1999. The effective tax rate for Fiscal 2000 varies from statutory rates due to (1) differences in income for financial reporting and tax reporting purposes for the 31-week period ended January 29, 2000 that result primarily from the nondeductible amortization of excess reorganization value and (2) the fact the Company recorded a valuation allowance for all income tax benefits generated in the 21-week period ended June 26, 1999. Although the Company recorded an income tax provision for the 31-week period ended January 30, 2000, the Company does not expect to pay any income taxes for the fiscal year ended January 29, 2000 (other than $0.2 million of franchise taxes) due to the utilization of net operating loss carryforwards (see Note 11).

         At January 30, 1999, the Company had approximately $300 million of federal net operating loss carryforwards as well as certain state net operating loss carryforwards and various tax credits. On January 30, 2000 all such net operating loss and tax credit carryforwards were eliminated due to the implementation of the Plan. In addition, as a result of the implementation of the Plan, on January 30, 2000, the Company lost the vast majority of the tax basis of its long-lived assets (which was approximately $350 million as of January 29, 2000), significantly reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its tax returns starting in the fiscal year ending February 3, 2001.

         During Fiscal 2000, the Company recorded an extraordinary gain of $654.9 million associated with the Company's financial restructuring (see Note
12).

         Net income for Fiscal 2000 was $409.6 million compared to a net (loss) of $317.1 million for Fiscal 1999. Net (loss) excluding unusual items, special charges, amortization of excess reorganization value, reorganization items and extraordinary items was $9.3 million for Fiscal 2000. Net (loss) excluding special charges and a write-down of long-lived assets was $103.9 million for Fiscal 1999. These amounts are not comparable due to the consummation of the Plan and the implementation of fresh-start reporting in Fiscal 2000.

         FISCAL YEAR ENDED JANUARY 30, 1999 ("FISCAL 1999") COMPARED TO FISCAL YEAR ENDED JANUARY 31, 1998 ("FISCAL 1998")

         The following table sets forth certain Statement of Operations components expressed as percentages of total revenues for Fiscal 1999 and Fiscal 1998:

                                         PERCENTAGE OF TOTAL REVENUES
                                                 FISCAL YEAR
                                         ----------------------------

                                           1999                1998
                                          ------              ------
Total revenues                            100.0%              100.0%

Gross profit (1)                           21.7                23.0

Gross profit excluding
 special charges (1) (2)                   22.0                23.0

Selling and administrative
  expenses                                 21.3                20.8

Selling and administrative
 expenses excluding
 special charges (3)                       21.3                20.5

Restructuring charges                                           0.3

Unusual items                               2.2                (0.8)

Write-down of long-lived
 assets                                     5.1                 0.9

Operating (loss) income                    (6.8)                1.8

Operating income excluding
 unusual charges (4)                        0.7                 2.5

Interest expense                            5.2                 5.0

Net (loss)                                (11.2)               (2.0)

Net (loss) excluding unusual
 charges (4)                               (3.7)               (1.6)

(1)      Total revenues less cost of sales.

(2) Gross profit excluding special charges for Fiscal 1999 of $8.0 million for inventory markdowns associated with the Store Rationalization Program (see Notes 4 and 7).

(3) Selling and administrative expenses excluding special charges for Fiscal 1998 of (a) $5.6 million associated with the retention of certain corporate executives and (b) $1.9 million of other costs associated with a management reorganization and related corporate actions (see Note 5).

(4) Operating income and Net (loss) for Fiscal 1999 excluding (a) special charges of $68.2 million associated with the Store Rationalization Program, (b) special charges of $1.1 million associated with the Company's proposed debt restructuring and (c) $143.8 million charge associated with the write-down of long-lived assets (see Notes 4, 7 and 8). Operating income and Net (loss) for Fiscal 1998 excluding (a) pretax special charges of $18.2 million, (b) the gain on the sale of Sani-Dairy of $24.2 million and (c) the write-down of certain impaired long-lived assets of $27.0 million (see Notes 5, 6 and 8).

         Total revenues for Fiscal 1999 decreased 6.0% to $2.83 billion from $3.01 billion in Fiscal 1998. Same store sales for Fiscal 1999 decreased by 4.0% from Fiscal 1998. Wholesale supermarket revenues decreased in Fiscal 1999 to $328.7 million from $357.5 million in Fiscal 1998.

         Gross profit in Fiscal 1999 was $614.3 million or 21.7% of revenues compared to $692.2 million or 23.0% of revenues in Fiscal 1998. In Fiscal 1999, gross profit excluding special charges was $622.3 million or 22.0% of revenues. The decrease in gross profit excluding special charges as a percentage of revenues for Fiscal 1999 resulted from investments in gross margins associated with the Company's prior marketing program (initiated in the later part of Fiscal 1998), an increase in inventory shrink expense and a reduction in allowance income.

         Selling and administrative expenses for Fiscal 1999 were $602.4 million or 21.3% of revenues compared to $625.7 million or 20.8% of revenues for Fiscal 1998. For Fiscal 1998, selling and administrative expenses excluding special charges were $618.2 million or 20.5% of revenues. The increase in selling and administrative expenses excluding special charges as a percentage of revenues in Fiscal 1999 primarily due to increased promotional expenses (Penn Traffic accounts for certain promotional expenses in the selling and administrative expenses line of the Consolidated Statement of Operations) and an increase in bad debt expense. These additional expenses were partially offset by a decrease in costs associated with the implementation of the Company's cost reduction programs.

         During Fiscal 1999, the Company recorded special charges of $68.2 million associated with the Store Rationalization Program and $1.1 million associated with the Company's proposed debt restructuring. $61.3 million of these charges are included in the unusual items account and $8.0 million (inventory markdowns) is included in the cost of sales account (see Notes 4 and 7). During Fiscal 1998, the Company recorded special charges of $18.2 million ($10.7 million, net of tax) in connection with the management reorganization and related corporate actions and the retention of certain corporate executives. Of this charge, $7.5 million is included in selling and administrative expenses and $10.7 million is included in restructuring charges (see Note 5).

         During Fiscal 1998, the Company recorded a gain totaling $24.2 million ($14.3 million, net of tax) related to the sale of Sani-Dairy for cash consideration of approximately $37 million (Note 6).

         In accordance with SFAS 121, during Fiscal 1999 the Company recorded noncash charges of (1) $52.3 million primarily related to the write-down of the recorded asset values of 14 of the Company's stores (including allocable goodwill) to estimated realizable value and (2) $91.5 million to write down the carrying amounts (including allocable goodwill) of property held for sale in connection with the Store Rationalization Program to estimated realizable values.

         In accordance with SFAS 121, during Fiscal 1998 the Company recorded a noncash charge of $27.0 million. This charge primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 12 of the Company's supermarkets that were in operation as of January 31, 1998, as well as certain other real estate.

         Depreciation and amortization expense was $77.2 million in Fiscal 1999 and $89.0 million in Fiscal 1998, representing 2.7% and 3.0% of total revenues, respectively. The decrease in depreciation and amortization expense is due to
(a) a reduction in the Company's capital expenditure program, (b) the Store Rationalization Program which involved the sale or closure of several stores and
(c) the write-down of long-lived assets in Fiscal 1998 and Fiscal 1999.

         Operating loss for Fiscal 1999 was $193.3 million or 6.8% of revenues compared to operating income of $53.0 or 1.8% of total revenues for Fiscal 1998. Operating income excluding unusual charges for Fiscal 1999 was $19.9 million or 0.7% of revenues compared to $74.0 million or 2.5% of revenues for Fiscal 1998. Operating income excluding unusual charges as a percentage of revenues declined due to a decrease in gross profit as a percentage of revenues and an increase in selling and administrative expenses as a percentage of revenues.

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

         Net loss for Fiscal 1999 was $317.1 million compared to a net loss of $61.1 million for Fiscal 1998. Net loss excluding unusual charges was $103.9 million for Fiscal 1999 compared to a $48.8 million net loss excluding unusual charges for Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the consummation of the Plan, the Company substantially reduced the amount of its total indebtedness. In connection with the Plan, approximately $1.13 billion of senior notes and senior subordinated notes were converted into $100 million of New Senior Notes due 2009, approximately 99.5% of the shares of the New Common Stock outstanding on the Effective Date and warrants to purchase additional shares of New Common Stock. Upon consummation of the Plan on June 29, 1999, the Company had approximately $326 million of outstanding indebtedness (including capital leases).

         The New Senior Notes mature on June 29, 2009 and do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices at 106% of par beginning in the year 2004 and declining annually thereafter to par in 2008, and at 111% of par under other specified circumstances.

         Pursuant to the terms of the indenture for the New Senior Notes (the "Indenture"), the Company, at its election, can choose to pay interest on the New Senior Notes, at the rate of 11% per annum, for the first two years (i.e., the first four semi-annual interest payments) through the issuance of additional notes; thereafter, interest on the New Senior Notes will be payable at the rate of 11% per annum, in cash. Any notes issued in lieu of interest would also mature on June 29, 2009 and bear interest at 11% per annum. The Company paid the interest on the New Senior Notes in cash for the initial interest period ended December 29, 1999. The Company also currently expects to make all future interest payments on the New Senior Notes in cash instead of through the issuance of any additional notes. The Indenture contains certain negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness, permit additional liens and make certain restricted payments.

         Prior to the Petition Date, the Company had a revolving credit facility (the "Pre-petition Revolving Credit Facility") which provided for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. After the Petition Date, the Bankruptcy Court approved the $300 million DIP Facility. A portion of the proceeds of the DIP Facility was used to repay, in full, the Pre-petition Revolving Credit Facility and a mortgage on one of the Company's distribution facilities, and to finance its working capital and capital expenditure requirements. The DIP Facility matured on June 29, 1999, the Effective Date.

         On June 29, 1999, in connection with the consummation of the Plan, the Company entered into the $320 million New Credit Facility. The New Credit Facility includes (a) the $205 million New Revolving Credit Facility and (b) the $115 million Term Loan. The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. The New Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations. Proceeds from the New Credit Facility were used to satisfy the Company's obligations under its DIP Facility, pay certain costs of the reorganization process and are available to satisfy the Company's ongoing working capital and capital expenditure requirements.

         The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in future fiscal years are outlined in the following table (in thousands):

         FISCAL YEAR ENDING               AMOUNT MATURING
        --------------------             -----------------
          February 3, 2001                   $  2,000
          February 2, 2002                      4,750
          February 1, 2003                      6,750
          January 31, 2004                      9,750
          January 29, 2005                     12,750
          January 28, 2006                      7,750
          February 3, 2007                     71,250
                                             --------
                                             $115,000
                                            ==========

         Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. As of January 29, 2000, there were no borrowings under the New Revolving Credit Facility. Availability under the New Revolving Credit Facility was approximately $141 million as of January 29, 2000 (see Note 15).

         During April 2000, the Company entered into interest rate swap agreements, which expire in five years, that effectively convert $50 million of its variable rate borrowings into fixed rate obligations. Under the terms of these agreements, the Company makes payments at a fixed interest rate of 7.08% per annum and receives payments at variable interest rates based on LIBOR.

         During the 31-week period ended January 29, 2000, the Company's internally generated funds from operations, proceeds from asset sales and amounts available under the New Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs and pay expenditures related to the Company's debt restructuring. The Company expects to utilize internally generated funds from operations and amounts available under the New Credit Facility to satisfy its operating, capital expenditure and debt service needs and pay expenditures related to the Company's debt restructuring for Fiscal 2001.

         Cash flows used to meet the Company's operating requirements during Fiscal 2000 are reported in the Consolidated Statement of Cash Flows. During the 31-week period ended January 29, 2000, the Company's net cash provided by operating activities was $15.7 million. This amount was partially offset by net cash used in investing activities and financing activities of $26.2 million and $9.3 million, respectively. During the 21-week period ended June 26, 1999, the Company's net cash provided by operating activities and net cash provided by investing activities were $43.6 million and $11.0 million, respectively. These amounts were partially offset by net cash used in financing activities of $26.6 million. As of January 29, 2000, the Company had not paid approximately $6 million of expenditures related to its financial restructuring.

         As described above in Item 1 - "Business -- New England Stores," the Company is currently a party to the New England Operating Agreement with Grand Union. The Company believes that it will regain operating control of the 9 stores that are currently subject to the New England Operating Agreement on August 1, 2000. The Company plans to begin operating these stores as P&C supermarkets shortly thereafter. The Total Revenues account of the Company's Statement of Operations for Fiscal 2000 includes approximately $13 million of income allocable to payments made by Grand Union to the Company pursuant to the New England Operating Agreement. The Company expects to record approximately $2.9 million of income related to the New England Operating Agreement in each of the first and second quarters of the fiscal year ending February 3, 2001. Based upon the operation of these stores by Grand Union and other relevant factors, the Company believes that after the Company regains operating control of these stores on August 1, 2000, the operating income allocable from such stores will be substantially less, on an annual basis, than the income received pursuant to the New England Operating Agreement.

         During Fiscal 2001, the Company expects to make capital expenditures (including capital leases) totaling approximately $70 million. The Company expects to finance such capital expenditures through cash generated from operations and amounts available under the New Credit Facility. Capital expenditures will be principally for new stores, store remodels (including for the New England stores) and investments in the Company's distribution infrastructure and technology.

YEAR 2000

         Year 2000 exposures arose from the inability of some computer-based systems and equipment to correctly interpret and process dates after December 31, 1999. The basis for the exposure was that many systems and equipment carried only the last two digits of the year field. With the year 2000, these systems and equipment might not have been able to distinguish between the year 1900 and 2000. For those processes and procedures that use the date in calculations, significant problems could have occurred.

         For approximately three years preceding December 31, 1999, the Company expended significant resources implementing strategies to address these issues. This involved system replacement and remediation of legacy systems. In addition, in the days preceding December 31, 1999, the Company executed contingency plans which included posting personnel in key locations to perform equipment and system validation on December 31, 1999, and January 1, 2000.

         In general, the transition to the year 2000 was very successful. As expected with a change of such magnitude, some minor problems surfaced on or about January 1, 2000, related to year 2000 date processing. These issues were resolved quickly with no delay in the functioning of the Company's distribution centers and stores, and with no material adverse financial impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See information set forth above in Item 7 - "Managements Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 15 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                             Page
                                                                       ----

  Reports of Independent Accountants                                    35

  Consolidated Financial Statements:

    Statement of Operations                                             37
    Balance Sheet                                                       38
    Statement of Stockholders' Equity (Deficit)                         40
    Statement of Cash Flows                                             41
    Notes to Consolidated Financial Statements                          42

  Financial Statement Schedules

    Schedule II -- Valuation and Qualifying Accounts                    74

    Supplementary Data - Quarterly Financial Data (Unaudited)           75

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                (Post Emergence)

To the Stockholders and the Board of Directors of The Penn Traffic Company


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Penn Traffic Company and its subsidiaries at January 29, 2000 and the results of its operations and its cash flows for the 31-weeks ended January 29, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, on May 27, 1999, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (the "Plan"). The Plan became effective on June 29, 1999 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh -Start Reporting as of June 26, 1999 as further described in Note 3 to the consolidated financial statements.


PricewaterhouseCoopers LLP

Syracuse, New York
March 10, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 (Pre-Emergence)

To the Stockholders and the Board of Directors of The Penn Traffic Company


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Penn Traffic Company and its subsidiaries at January 30, 1999 and the results of operations and cash flows for the 21-weeks ended June 26, 1999, and for each of the two years in the period ended January 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards generally accepted in the United States which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, on May 27, 1999, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (the "Plan"). The Plan became effective on June 29, 1999 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of June 26, 1999 as further described in Note 3 to the consolidated financial statements.


PricewaterhouseCoopers LLP

Syracuse, New York
March 10, 2000

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  Successor
                                   Company               Predecessor Company
                                  ----------   ------------------------------------
                                   31 Weeks     21 Weeks     52 Weeks     52 Weeks
                                    Ended        Ended        Ended        Ended
                                  January 29,   June 26,    January 30,  January 31,
                                     2000         1999         1999         1998
                                  ----------   ----------   ----------   ----------
                               (All dollar amounts in thousands, except per share data)
TOTAL REVENUES                    $1,477,219   $1,006,804   $2,828,109   $3,010,065

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy costs)
   (Notes 4 and 7)                 1,124,755      781,342    2,213,801    2,317,847
  Selling and administrative
   expenses (Note 5)                 312,154      226,430      602,382      625,731
  Restructuring charges (Note 5)                                             10,704
  Gain on sale of Sani-Dairy
   (Note 6)                                                                 (24,218)
  Amortization of excess
   reorganization value (Note 3)      65,132
  Unusual items (Note 7)               7,408       (4,631)      61,355
  Write-down of long-lived assets
   (Note 8)                                                    143,842       26,982
                                  ----------   ----------   ----------   ----------

OPERATING (LOSS) INCOME              (32,230)       3,663     (193,271)      53,019

  Interest expense (Note 9)           22,923       21,794      147,737      149,981
  Reorganization items (Note 10)                  167,031
                                  ----------   ----------   ----------   ----------

(LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS                 (55,153)    (185,162)    (341,008)     (96,962)

  Provision (benefit) for income
   taxes (Note 11)                     4,940           60      (23,914)     (35,836)
                                  ----------   ----------   ----------   ----------

(LOSS) BEFORE EXTRAORDINARY ITEMS    (60,093)    (185,222)    (317,094)     (61,126)

  Extraordinary items (Note 12)                  (654,928)
                                  ----------   ----------   ----------   ----------

NET (LOSS) INCOME                 $  (60,093)  $  469,706   $ (317,094)  $  (61,126)
                                  ==========   ==========   ==========   ==========

PER SHARE DATA (BASIC AND DILUTED):

  Net (loss) (Note 13)            $    (2.99)
                                  ==========

The accompanying notes are an integral part of these statements. Per share data is not presented for periods prior to June 26, 1999, because of the general lack of comparability as a result of the revised capital structure of the Company.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                  Successor      Predecessor
                                                   Company         Company
                                                  January 29,     January 30,
                                                     2000            1999
                                                  ----------      ----------
                                                    (In thousands of dollars)
                                     ASSETS

CURRENT ASSETS:
  Cash and short-term investments (Note 1)        $   51,759      $   43,474
  Accounts and notes receivable (less
   allowance for doubtful accounts of
   $10,561 and $5,731, respectively)                  49,722          62,420
  Inventories (Note 1)                               268,550         283,631
  Prepaid expenses and other current assets            8,335          14,619
  Deferred income tax (Note 11)                        8,993
                                                  ----------      ----------
                                                     387,359         404,144
                                                  ----------      ----------

CAPITAL LEASES (NOTES 1 AND 14):
  Capital leases                                      66,119         157,667
  Less:  Accumulated amortization                     (5,052)        (66,735)
                                                  ----------      ----------
                                                      61,067          90,932
                                                  ----------      ----------

FIXED ASSETS (NOTE 1):
  Land                                                39,978          16,525
  Buildings                                           84,171         183,660
  Furniture and fixtures                             110,298         455,592
  Vehicles                                             2,394          16,792
  Leaseholds and improvements                          6,649         171,007
                                                  ----------      ----------
                                                     243,490         843,576
  Less:  Accumulated depreciation                    (17,459)       (463,433)
                                                  ----------      ----------
                                                     226,031         380,143
                                                  ----------      ----------
OTHER ASSETS (NOTES 1 AND 3):
  Goodwill, net                                        8,506         269,894
  Beneficial leases, net                              56,594          14,785
  Excess reorganization value, net                   262,685
  Other assets and deferred charges, net              18,215          68,163
                                                  ----------      ----------

                                                  $1,020,457      $1,228,061
                                                  ==========      ==========

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                  Successor      Predecessor
                                                   Company         Company
                                                  January 29,     January 30,
                                                     2000            1999
                                                  ----------      ----------
                                                   (In thousands of dollars)
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of obligations under capital
   leases (Note 14)                               $    9,667      $   11,516
  Current maturities of long-term debt (Note 15)       2,292       1,267,813
  Trade accounts and drafts payable (Note 1)         124,556         134,432
  Payroll and other accrued liabilities               88,916          81,867
  Accrued interest expense                             2,863          42,783
  Payroll taxes and other taxes payable               12,637          15,420
                                                  ----------      ----------
                                                     240,931       1,553,831
                                                  ----------      ----------

NONCURRENT LIABILITIES:
  Obligations under capital leases (Note 14)          82,537          98,029
  Long-term debt (Note 15)                           225,678
  Deferred income tax                                 80,581
  Other noncurrent liabilities                        27,166          45,907

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 17):
  Preferred stock (Successor Company) -
   authorized 1,000,000 shares,
   $.01 par value; none issued
  Common stock (Successor Company) -
   authorized 30,000,000 shares,
   $.01 par value; 20,106,955 shares
   issued and outstanding                                201
  Common stock (Predecessor Company) -
   authorized 30,000,000 shares
   $1.25 par value; 10,824,591 shares
   issued and outstanding                                             13,425
  Capital in excess of par value                      416,207        179,882
  Stock warrants                                        7,249
  Retained deficit                                    (60,093)      (658,820)
  Minimum pension liability adjustment (Note 16)                      (3,470)
  Unearned compensation                                                  (98)
  Treasury stock, at cost                                               (625)
                                                   ----------     ----------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          363,564       (469,706)
                                                   ----------     ----------

                                                   $1,020,457     $1,228,061
                                                   ==========     ==========

        The accompanying notes are an integral part of these statements.

                                                                       THE PENN TRAFFIC COMPANY
                                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             Minimum
                                            Capital in                       Pension                               Total
                                  Common    Excess of    Stock    Retained   Liability    Unearned    Treasury  Stockholders'
                                   Stock    Par Value   Warrants  Deficit   Adjustment  Compensation   Stock   Equity(Deficit)
                                   -----    ---------   --------  -------   ----------  ------------   -----   ---------------
                                                                    (In thousands of dollars)
PREDECESSOR COMPANY:

FEBRUARY 1, 1997                  $13,641   $ 180,412   $     0  $(280,668)  $ (8,730)  $    (785)    $  (625)  $  (96,755)

  Comprehensive (loss):
    Net (loss)                                                     (61,126)
    Minimum pension liability
    adjustment                                                                 (1,937)
  Total comprehensive (loss)                                                                                       (63,063)

  Exercise of 1,150 common stock
   option shares                        3           6                                                                    9
  Cancellation of 46,000
   restricted stock shares            (58)       (358)                 416
  Unearned compensation
   adjustment                                                          908                   (908)
                                  -------   ---------   -------  ---------    -------    --------     -------    ---------
JANUARY 31, 1998                   13,586     180,060         0   (340,470)   (10,667)     (1,693)       (625)    (159,809)

  Comprehensive (loss):
    Net (loss)                                                    (317,094)
    Minimum pension liability
     adjustment                                                                 7,197
  Total comprehensive (loss)                                                                                      (309,897)

  Cancellation of 129,100
   restricted stock shares           (161)       (178)                 339
  Unearned compensation
   adjustment                                                       (1,595)                 1,595
                                  -------   ---------   -------  ---------    -------    --------     -------    ---------
JANUARY 30, 1999                   13,425     179,882         0   (658,820)    (3,470)        (98)       (625)    (469,706)

  Comprehensive income:
    Net income for the 21-week
     period ended June 26, 1999                                    469,706
  Total comprehensive income                                                                                       469,706

  Adjustments to Stockholders'
   Equity in connection with
    reorganization (Notes 2 and 3)(13,425)   (179,882)             189,114      3,470          98         625
  Issuance of Common Stock
   and Stock Warrants in
   connection with reorganization
   (Notes 2 and 3)                    201     416,207     7,249                                                    423,657
                                  -------   ---------   -------  ---------    -------    --------     -------    ---------
JUNE 26, 1999                         201     416,207     7,249          0          0           0           0      423,657

SUCCESSOR COMPANY:

  Comprehensive (loss):
    Net (loss) for the 31-week
     period ended January 29, 2000                                 (60,093)
  Total comprehensive (loss)                                                                                       (60,093)
                                  -------   ---------   -------  ----------   -------    --------     -------    ----------

JANUARY 29, 2000                  $   201   $ 416,207   $ 7,249  $ (60,093)  $      0   $       0     $     0    $ 363,564
                                  =======   =========   =======  =========   ========   =========     =======    =========

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                        Successor
                                         Company            Predecessor Company
                                       ----------   ------------------------------------
                                        31 Weeks     21 Weeks     52 Weeks     52 Weeks
                                         Ended        Ended        Ended        Ended
                                       January 29,   June 26,    January 30,  January 31,
                                          2000         1999         1999         1998
                                       ----------   ----------   ----------   ----------
                                                    (In thousands of dollars)
OPERATING ACTIVITIES:

  Net (loss) income                    $  (60,093)  $  469,706   $ (317,094)  $  (61,126)
  Adjustments to reconcile net (loss)
   income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization          26,176       25,832       77,179       88,966
    Amortization of excess
     reorganization value                  65,132
    (Gain) loss on sold / closed stores                 (2,921)      23,285
    Gain on sale of Sani-Dairy                                                   (24,218)
    Write-down of long-lived assets                                 143,842       26,982
    Reorganization Items:
      Gain from rejected leases                        (12,830)
      Write-off of unamortized
       deferred financing fees                          16,591
      Fresh-start adjustments                          151,161
    Extraordinary items                               (654,928)
    Adjustment to excess
     reorganization value                  14,811
    Other-net                                (941)         120        9,559        1,127
NET CHANGE IN ASSETS AND
 LIABILITIES:
  Accounts receivable and prepaid
   expenses                                 2,445       15,437        7,356        2,758
  Inventories                             (11,423)      22,321       43,758        9,136
  Payables and accrued expenses            (9,754)      16,477        2,569       (5,793)
  Deferred taxes                           (9,979)                  (16,671)     (38,234)
  Deferred charges and other assets         2,403        1,464        3,218        2,178
  Other noncurrent liabilities             (3,067)      (4,797)         612       (6,886)
                                       ----------   ----------   ----------   ----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                      15,710       43,633      (22,387)      (5,110)
                                       ----------   ----------   ----------   ----------

INVESTING ACTIVITIES:
  Capital expenditures                    (31,468)      (6,279)     (14,368)     (21,833)
  Proceeds from sale of Sani-Dairy                                                37,067
  Proceeds from sale of assets              5,251       17,273       39,145        9,880
                                       ----------   ----------   ----------   ----------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                     (26,217)      10,994       24,777       25,114
                                       ----------   ----------   ----------   ----------

FINANCING ACTIVITIES:
  Net (decrease) increase in
   drafts payable                          (3,332)      (2,677)     (11,762)         580
  Payments to settle long-term debt          (162)      (9,598)      (6,157)      (2,231)
  Borrowing of revolver debt               33,100       31,100      122,200      369,483
  Repayment of revolver debt              (33,100)    (144,000)     (86,883)    (378,700)
  Borrowing of DIP revolver debt                       166,751
  Repayment of DIP revolver debt                      (166,751)
  Borrowing of new term loan                           115,000
  Reduction of capital lease
   obligations                             (5,773)      (8,487)     (25,409)     (13,290)
  Payment of debt issuance costs                        (7,906)
  Other - net                                                                          9
                                       ----------   ----------   ----------   ----------

NET CASH (USED IN)
 FINANCING ACTIVITIES                      (9,267)     (26,568)      (8,011)     (24,149)
                                       ----------   ----------   ----------   -----------

(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                         (19,774)      28,059       (5,621)      (4,145)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                       71,533       43,474       49,095       53,240
                                       ----------   ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                         $   51,759   $   71,533   $   43,474   $   49,095
                                       ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES:

The Penn Traffic Company ("Penn Traffic" or the "Company") is primarily engaged in retail and wholesale food distribution. As of January 29, 2000, the Company operated 210 supermarkets in New York, Ohio, Pennsylvania and West Virginia, and supplied 85 franchise supermarkets and 71 independent wholesale accounts. The Company also operated 9 distribution centers and a bakery.

BASIS OF PRESENTATION All significant intercompany transactions and accounts have been eliminated in consolidation.

Effective June 26, 1999, the Company adopted fresh-start reporting (see Notes 2 and 3).

Certain amounts in the January 30, 1999 Consolidated Balance Sheet and the Consolidated Statement of Cash Flows for the 52-week periods ended January 30, 1999 ("Fiscal 1999"), and January 31, 1998 ("Fiscal 1998"), have been reclassified for comparative purposes.

The Company is principally involved in the distribution and retail sale of food and related products, which constitutes a single significant business segment.

FISCAL YEAR The fiscal year of the Company ends on the Saturday nearest to January 31.

CASH AND SHORT-TERM INVESTMENTS Short-term investments are classified as cash and are stated at cost, which approximates market value. For the purpose of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments with a maturity, at the date of purchase, of three months or less to be cash equivalents.

INVENTORIES Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method of valuation for the vast majority of the Company's inventories. If the first-in, first-out ("FIFO") method had been used by the Company, inventories would have been $0.9 million and $23.6 million higher than reported at January 29, 2000 and January 30, 1999, respectively. In connection with the implementation of fresh-start reporting, the Company adjusted the value of its LIFO inventories on June 26, 1999 to be equal to fair value which approximates the FIFO value of inventories.

During Fiscal 1999 and Fiscal 1998 inventory quantities were reduced, which resulted in a liquidation of certain LIFO inventory layers carried at lower costs which prevailing in prior years. The effect for Fiscal 1999 was to decrease cost of goods sold by approximately $1.6 million and net loss by $1.6 million. The effect for Fiscal 1998 was to decrease cost of goods sold by approximately $0.6 million and net loss by $0.3 million.

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

                  Buildings                      15 to 40 years
                  Furniture and fixtures          4 to 15 years
                  Vehicles                        3 to  8 years
                  Leasehold improvements         10 to 40 years
                  Capital leases                   lease term

INTANGIBLES The excess of the costs over the amounts attributed to the fair value of net assets acquired (Goodwill) is being amortized primarily over 40 years using the straight-line method. In addition, as of January 30, 1999, certain other nonfinancing costs resulting from acquisitions had been capitalized as other assets and deferred charges. As a result of the adoption of fresh-start reporting, Goodwill and other intangible acquisition costs existing at June 26, 1999, have been eliminated (see Note 3).

Beneficial leases, representing the present value of the difference between market value rent and contract rent over the remaining term of the lease, are being amortized over the remaining lease term ranging from 4 to 19 years using the straight-line method. Excess reorganization value is being amortized on a straight-line basis over a three-year period (see Note 3).

For the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, Fiscal 1999 and Fiscal 1998, amortization of intangibles was $68.8 million, $3.9 million, $14.1 million and $15.1 million, respectively.

TRADE ACCOUNTS AND DRAFTS PAYABLE Trade accounts and drafts payable includes drafts payable of $32.5 million and $38.5 million at January 29, 2000, and January 30, 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values (see Note 8).

DEFERRED CHARGES Deferred charges consist of debt issuance costs and prepaid pension expense. The debt issuance costs are being amortized primarily on a straight-line basis over the life of the related debt.

STORE PRE-OPENING COSTS Store pre-opening costs are charged to expense as incurred.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their corresponding financial reporting amounts at each year-end.

NOTE 2 -- REORGANIZATION:

         On March 1, 1999 (the "Petition Date"), the Company and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On May 27, 1999, the Bankruptcy Court confirmed the Company's Chapter 11 plan of reorganization (the "Plan") and on June 29, 1999 (the "Effective Date"), the Plan became effective in accordance with its terms.

         Consummation of the Plan has resulted in (a) the former $732.2 million principal amount of the Company's senior notes being exchanged for $100 million of new senior notes (the "New Senior Notes") and 19,000,000 shares of newly issued common stock (the "New Common Stock"), (b) the former $400 million principal amount of senior subordinated notes being exchanged for 1,000,000 shares of New Common Stock and six-year warrants to purchase 1,000,000 shares of New Common Stock having an exercise price of $18.30 per share, (c) holders of Penn Traffic's formerly issued common stock receiving one share of New Common Stock for each 100 shares of common stock held immediately prior to the Petition Date, for a total of 106,955 new shares and (d) the cancellation of all outstanding options and warrants to purchase shares of the Company's former common stock. The Plan also provides for issuance to officers and key employees options to purchase up to 2,297,000 shares of New Common Stock. The Company's New Common Stock and warrants to purchase common stock are currently trading on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively.

         The Plan also provided for payment in full of all of the Company's obligations to its other creditors.

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

NOTE 3 -- FRESH-START REPORTING:

         As of the Effective Date, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In connection with the adoption of fresh-start reporting, a new entity has been created for financial reporting purposes. The Effective Date is considered to be the close of business on June 26, 1999, for financial reporting purposes. The periods presented prior to June 26, 1999, have been designated "Predecessor Company" and the periods subsequent to June 26, 1999, have been designated "Successor Company." As a result of the implementation of fresh-start reporting, the financial statements of the Company after the Effective Date are not comparable to the Company's financial statements for prior periods. In accordance with fresh-start reporting, all assets and liabilities are recorded at their respective fair values. The fair value of the Company's long-lived assets was determined, in part, using information provided by third-party appraisers.

         The reorganization value of the Company is reflected as the debt and equity value of the new company, as of the Effective Date. To facilitate the calculation of the reorganization value, the Company developed a set of financial projections. Based on these financial projections, the reorganization value was determined by the Company with assistance of a financial advisor using various valuation methods, including (i) a comparison of the Company and its projected performance to how the market values comparable companies, (ii) a calculation of the present value of the free cash flows under the projections, including an assumption for a terminal value and (iii) negotiations with an informal committee of the Company's noteholders. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections, as well as the realization of certain other assumptions which are not guaranteed.

         The total reorganization value as of the Effective Date was approximately $750 million, which was approximately $342.6 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities. Such excess is classified as "Excess reorganization value" in the accompanying Consolidated Balance Sheet. Subsequent to the fresh-start date, the Company's deferred tax liabilities as of the Effective Date were reduced by $14.8 million and, as a result, Excess reorganization value was reduced to $327.8 million as of the Effective Date. Such amount is being amortized on a straight-line basis over a three-year period.

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

         The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet as of the Effective Date, as adjusted (in thousands):

                            Predecessor                                      Reorganized
                           Balance Sheet   Reorganization     Fresh-Start   Balance Sheet
                           June 26, 1999    Adjustments      Adjustments(i) June 26, 1999
                           -------------   --------------    -------------- -------------
         ASSETS

CURRENT ASSETS:
  Cash and short-term
   investments               $   40,776     $   30,757 (a)                    $   71,533
  Accounts and notes
   receivable - net              50,266                                           50,266
  Inventories                   261,310                     $   (4,183)(j)       257,127
  Prepaid expenses and
   other current assets          10,369                                           10,369
                             ----------     ----------      ----------        ----------
     Total Current Assets       362,721         30,757          (4,183)          389,295

NONCURRENT ASSETS:
  Capital leases - net           82,055                        (16,127)(j)        65,928
  Property, plant
   and equipment - net          359,556                       (137,232)(j)       222,324
  Beneficial leases - net        14,610                         46,588 (j)        61,198
  Goodwill - net                266,434                       (266,434)(k)
  Excess reorganization
   value - net                                                 327,817 (l)       327,817
  Other assets and
   deferred charges - net        52,127          2,201 (b)     (33,710)(j)        20,618
                             ----------     ----------      ----------        ----------
     Total Assets            $1,137,503     $   32,958      $  (83,281)       $1,087,180
                             ==========     ==========      ==========        ==========

         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Current portion of
   obligations under
   capital leases            $    9,598                                       $    9,598
  Current maturities
   of long-term debt                493     $     (214)(c)                           279
  Trade accounts and
   drafts payable               134,033                                          134,033
  Payroll and other
   accrued liabilities           78,721         13,878 (d)  $    1,578 (m)        94,177
  Accrued interest
   expense                        1,135           (766)(e)                           369
  Payroll taxes and
   other taxes payable           12,531                            863 (n)        13,394
                             ----------     ----------      ----------        ----------
     Total Current Liabilities  236,511         12,898           2,441           251,850

NONCURRENT LIABILITIES:
  Obligations under
   capital leases                88,613                                           88,613
  Long-term debt                 93,019        134,834 (f)                       227,853
  Deferred taxes                                                66,392 (n)        66,392
  Other noncurrent
   liabilities                   29,768                           (953)(m)        28,815
                             ----------     ----------      ----------        ----------
     Total liabilities not
      subject to compromise     447,911        147,732          67,880           663,523

LIABILITIES SUBJECT
 TO COMPROMISE                1,194,888     (1,194,888)(g)
                             ----------     ----------      ----------        ----------

     Total Liabilities        1,642,799     (1,047,156)         67,880           663,523
                             ----------     ----------      ----------        ----------
TOTAL STOCKHOLDERS'
 (DEFICIT) EQUITY              (505,296)     1,080,114 (h)    (151,161)(o)       423,657
                             ----------     ----------      ----------        ----------

     Total Liabilities
      and Stockholders'
      (Deficit) Equity       $1,137,503     $   32,958      $  (83,281)       $1,087,180
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

(f) Reflects (1) the issuance of the New Senior Notes ($100 million), (2) borrowings under the New Credit Facility on the Effective Date ($115 million Term Loan) and (3) the repayment of the DIP Facility and certain mortgages.

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

(i) Includes adjustments made to deferred tax liability and Excess reorganization value subsequent to the fresh-start date.

(j) Reflects the adjustment of Inventories, Capital leases, Property, plant and equipment, Beneficial leases and Other assets and deferred charges to fair value. The adjustment includes a provision for a change in the method of accounting for inventories. Inventory values in the Successor Company have been reduced for certain related periodic vendor promotional discounts whereas the Predecessor Company recorded inventories without reducing the value for such promotional discounts.

(k)      Reflects the elimination of Goodwill.

(l) Reflects the establishment of Excess reorganization value (the reorganization value ($750 million) in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities).

(m) Reflects (1) the elimination of a pension liability in connection with the adjustment of pension assets and liabilities to fair value and (2) a revaluation of the Company's workmens compensation liabilities.

(n) Reflects the recording of deferred tax assets and liabilities associated with the difference between the book and tax base of the Company's assets and liabilities.

(o) Reflects the net effect on Stockholders' (Deficit) Equity of fresh-start adjustments to the Company's assets and liabilities.

NOTE 4 -- SPECIAL CHARGES:

         During the 21-week period ended June 26, 1999, the Company decided to begin a process to refine the scope of the nonfood merchandise carried in its 15 Big Bear Plus combination stores to a smaller number of key growth categories with a greater depth of variety in each category. Accordingly, during the 21-week period ended June 26, 1999, the Company recorded a special charge of $3.9 million associated with this repositioning of these 15 Big Bear Plus combination stores. This charge, which consists of estimated inventory markdowns for discontinued product lines, is included in cost of sales.

         As described in Note 7 below, during Fiscal 1999 the Company recorded a special charge of $68.2 million related to a store rationalization program (net of a $12.7 million gain on the sale of assets in connection with this program). $60.2 million of the charge is included in the unusual item account; $8.0 million of this charge, representing inventory markdowns, is included in cost of sales. At January 29, 2000, and January 30, 1999, the accrued liability related to these charges was $9.5 million and $37.4 million, respectively.

NOTE 5 -- RESTRUCTURING CHARGES:

         During Fiscal 1998 the Company recorded pretax charges of $18.2 million ($10.7 million, net of tax). The special charges consist of (a) $12.6 million associated with a management reorganization and related corporate actions and
(b) $5.6 million associated with the retention of corporate executives. These charges are included in the Restructuring charges and Selling and administrative expenses accounts of the Consolidated Statement of Operations as described below.

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

         Selling and administrative expenses for Fiscal 1998 included pretax special charges of (a) $5.6 million incurred in connection with the retention of corporate executives (consisting of $3.4 million paid to hired executives primarily to reimburse them for loss of benefits under arrangements with their prior employers and $2.2 million of relocation and other miscellaneous expenses associated with their retention) and (b) $1.9 million of other costs recorded in connection with management reorganization and related corporate actions.

NOTE 6 -- GAIN ON SALE OF SANI-DAIRY:

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

NOTE 7 -- UNUSUAL ITEMS:

         During the 31-week period ended January 29, 2000, the Company recorded unusual items of (1) $5.5 million associated with the restructuring of certain executive compensation agreements and (2) $1.9 million associated with an early retirement program for certain eligible employees. During the 21-week period ended June 26, 1999, the Company recorded unusual items (income) of $4.6 million related to (1) a reduction of closed store reserves previously accrued in connection with the Company's store rationalization program ("Store Rationalization Program") and (2) a gain on the disposition of certain assets sold in connection with the Store Rationalization Program, as described below.

         Between the middle of 1998 and May 1999, Penn Traffic implemented the Store Rationalization Program to divest itself of certain marketing areas, principally in northeastern Pennsylvania where performance and market position were the weakest relative to Penn Traffic's other retail stores, and to close other underperforming stores. In connection with the Store Rationalization Program, Penn Traffic sold 21 stores and closed 29 stores. The Store Rationalization Program has allowed management to focus the Company's management and capital resources on a less geographically diverse store base located in upstate New York, Ohio, western Pennsylvania and northern West Virginia.

         During Fiscal 1999, the Company recorded a special charge of $68.2 million related to the Store Rationalization Program ($60.2 million of this charge is included in the unusual item account; $8.0 million of this charge, representing inventory markdowns, is included in cost of sales). The unusual item account for Fiscal 1999 also includes $1.1 million of professional fees and other miscellaneous costs associated with the Company's financial restructuring.

NOTE 8 -- ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS:

         The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, the Company performed a comprehensive review of its long-lived assets as of the end of the 31-week period ended January 29, 2000. Based on this review, no additional assets were deemed to be impaired.

         In accordance with SFAS 121, during Fiscal 1999 the Company recorded noncash charges of (1) $52.3 million primarily related to the write-down of the recorded asset values of 14 of the Company's stores (including allocable goodwill) to estimated realizable value and (2) $91.5 million to write down the carrying amounts (including allocable goodwill) of property held for sale in connection with the Store Rationalization Program to estimated realizable values.

         In accordance with SFAS 121, during Fiscal 1998 the Company recorded a noncash charge of $27.0 million. This charge primarily related to the write-down of a portion of the recorded asset values (including allocable goodwill) of 12 of the Company's supermarkets that were in operation as of January 31, 1998, as well as certain other real estate.

NOTE 9 - INTEREST EXPENSE:

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

NOTE 10 - REORGANIZATION ITEMS:

         Reorganization items (expense) consist of the following items (in thousands):

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

NOTE 11 -- INCOME TAXES:

         The provision (benefit) for income taxes was as follows:

                               SUCCESSOR
                                COMPANY                 PREDECESSOR COMPANY
                               ---------     -------------------------------------
                                31 WEEKS      21 WEEKS      52 WEEKS      52 WEEKS
                                 ENDED         ENDED         ENDED         ENDED
                               JANUARY 29,    JUNE 26,     JANUARY 30,   JANUARY 31,
                                  2000          1999          1999          1998
                               ---------     ---------     ---------     ---------
                                             (IN THOUSANDS OF DOLLARS)
Current Tax Provision (Benefit):
  Federal income               $     (44)    $             $             $
  State income                        90            60           150           250
                               ---------     ---------     ---------     ---------
                                      46            60           150           250
                               ---------     ---------     ---------     ---------

Deferred Tax Provision (Benefit):
  Federal income                   3,787                     (18,642)      (27,894)
  State income                     1,107                      (5,422)       (8,192)
                               ---------     ---------     ---------     ---------
                                   4,894                     (24,064)      (36,086)
                               ---------     ---------     ---------     ---------
Provision (benefit) for
  income taxes                 $   4,940     $      60     $ (23,914)    $ (35,836)
                               =========     =========     =========     =========

         The differences between income taxes computed using the statutory federal income tax rate and those shown in the Consolidated Statement of Operations are summarized as follows:

                               SUCCESSOR
                                COMPANY                 PREDECESSOR COMPANY
                               ---------     -------------------------------------
                                31 WEEKS      21 WEEKS      52 WEEKS      52 WEEKS
                                 ENDED         ENDED         ENDED         ENDED
                               JANUARY 29,    JUNE 26,     JANUARY 30,   JANUARY 31,
                                  2000          1999          1999          1998
                               ---------     ---------     ---------     ---------
                                             (IN THOUSANDS OF DOLLARS)
Federal (benefit) at
  statutory rates              $ (19,304)    $ (64,807)    $(119,353)    $ (33,937)
State income taxes net of
  federal income tax effect          778       (10,870)       (3,427)       (5,162)
Nondeductible goodwill
  amortization and write-off      22,796         1,303         9,771         3,312
Miscellaneous items                  714                          62            35
Tax credits                          (44)                                      (84)
Valuation allowance                             74,434        89,033
                               ---------     ---------     ---------      --------

Provision (benefit) for
  income taxes                 $   4,940     $      60     $ (23,914)    $ (35,836)
                               =========     =========     =========     =========

         Components of deferred income taxes at January 29, 2000, and January 30, 1999, were as follows:

                                                  FISCAL YEAR ENDED
                                             ----------------------------
                                             SUCCESSOR         PREDECESSOR
                                              COMPANY            COMPANY
                                             JANUARY 29,       JANUARY 30,
                                                2000              1999
                                             ----------        ----------
                                              (IN THOUSANDS OF DOLLARS)
Deferred Tax Liabilities:
  Fixed assets                               $  73,370         $  20,498
  Inventory                                     27,735            30,435
  Prepaid expenses and other
   current assets                                                    959
  Beneficial leases and goodwill
   amortization                                 22,901             2,010
  Pensions                                       4,449             7,240
  Deferred charges and other assets                               11,725
                                             ---------         ---------

                                             $ 128,455         $  72,867
                                             =========         =========
Deferred Tax Assets:
  Nondeductible accruals                     $  44,097         $  29,662
  Capital leases                                12,770             4,942
  Net operating loss carryforwards                               125,121
  Tax credit carryforwards                                        17,463
  Valuation allowance                                           (104,321)
                                             ---------         ---------

                                             $  56,867         $  72,867
                                             =========         =========

Net Deferred Tax Liability                   $  71,588         $       0
                                             =========         =========

         The Company recorded a provision for income taxes of approximately $4.9 million for the 31-week period ended January 29, 2000. The Company recorded no income tax benefit relating to the net operating loss generated during the 21-week period ended June 26, 1999, as such loss was offset by a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. The Company has not and will not pay any income taxes for the 52-week period ended January 29, 2000 (other than $0.2 million of franchise taxes).

         At January 30, 1999, the Company had approximately $300 million of federal net operating loss carryforwards, certain state net operating loss carryforwards and various tax credits. These amounts were available to reduce taxes payable otherwise arising through January 29, 2000. On January 30, 2000, all such net operating loss and tax credit carryforwards were eliminated due to the implementation of the Plan. In addition, as a result of the implementation of the Plan, on January 30, 2000, the Company lost the vast majority of the tax basis of its long-lived assets (which was approximately $350 million as of January 29, 2000), significantly reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its tax returns starting in the fiscal year ending February 3, 2001.

NOTE 12 - EXTRAORDINARY ITEMS:

         The extraordinary items recorded for the 21-week period ended June 26, 1999, are comprised of the write-off of unamortized deferred financing fees associated with the early retirement of the Company's revolving credit facility prior to the Petition Date (the "Pre-petition Revolving Credit Facility") and the extraordinary gain on debt discharge recognized as a result of the consummation of the Plan as follows (in millions):

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
                                                                   ========

         No corresponding tax provision has been recorded.

NOTE 13 -- NET (LOSS) PER SHARE

         Net (loss) per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. Income used in the EPS calculation is net (loss) for the 31-week period ended January 29, 2000. Shares used in the calculation of basic and diluted EPS were (in thousands):

                                                      SUCCESSOR
                                                       COMPANY
                                                     -----------
                                                      31 WEEKS
                                                       ENDED
                                                     JANUARY 29,
                                                        2000
                                                     -----------
         Shares used in the calculation of
           Basic EPS (weighted average
           shares outstanding)                          20,107

         Effect of dilutive potential securities             0

                                                        ------
         Shares used in the calculation of
           Diluted EPS                                  20,107
                                                        ======

         There were no incremental dilutive potential securities for the 31-week period ended January 29, 2000, as the exercise price for outstanding warrants (1,000,000 shares) and options (1,459,500 shares) was greater than the average market price of the New Common Stock.

         Net (loss) per share data is not presented for periods prior to June 26, 1999 because of the general lack of comparability as a result of the revised capital structure of the Company.

NOTE 14 -- LEASES:

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

         For the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, Fiscal 1999 and Fiscal 1998, capital lease amortization expense was $5.1 million, $3.9 million, $11.8 million and $13.8 million, respectively. The following is an analysis of the leased property under capital leases by major classes:

                                                   ASSET BALANCES AT:
                                              ---------------------------
                                              SUCCESSOR        PREDECESSOR
                                               COMPANY           COMPANY
                                              JANUARY 29,      JANUARY 30,
                                                 2000             1999
                                              ----------       ----------
                                               (IN THOUSANDS OF DOLLARS)
 Store facilities                             $  56,099        $ 124,896
 Warehousing and distribution                     9,372           30,382
 Other                                              648            2,389
                                              ---------        ---------

 Total                                        $  66,119        $ 157,667
 Less: Accumulated amortization                  (5,052)         (66,735)
                                              ---------        ---------

 Capital lease assets, net                    $  61,067        $  90,932
                                              =========        =========

         The following is a summary by year of future minimum rental payments for capitalized leases and for operating leases that have initial or remaining noncancelable terms in excess of one year as of January 29, 2000:

 FISCAL YEARS ENDING:                      TOTAL       OPERATING      CAPITAL
 --------------------                      -----       ---------      -------
                                               (IN THOUSANDS OF DOLLARS)
 February 3, 2001                        $ 55,037      $ 35,533      $ 19,504
 February 2, 2002                          50,346        33,516        16,830
 February 1, 2003                          45,175        29,132        16,043
 January 31, 2004                          39,977        26,326        13,651
 January 29, 2005                          37,709        24,340        13,369
 Later years                              271,749       192,252        79,497
                                         --------      --------      --------
 Total minimum lease payments            $499,993      $341,099       158,894
                                         ========      ========
 Less: Executory costs                                                    (71)
                                                                     --------

 Net minimum capital lease payments                                   158,823
 Less: Estimated amount
   representing interest                                              (66,619)
                                                                     --------

 Present value of net minimum capital
   lease payments                                                      92,204
 Less: Current portion                                                 (9,667)
                                                                     --------

 Long-term obligations under capital
  lease at January 29, 2000                                          $ 82,537
                                                                     ========

         Future minimum rentals have not been reduced by minimum sublease rental income of $28.7 million due in the future under noncancelable subleases.

         The Company incurred no new capital lease obligations in the 52-week period ended January 29, 2000 ("Fiscal 2000") and Fiscal 1999, and $0.4 million in Fiscal 1998 in connection with lease agreements for equipment. Minimum rental payments and related executory costs for operating leases were as follows:

                             SUCCESSOR
                              COMPANY             PREDECESSOR COMPANY
                              --------     ----------------------------------
                              31 WEEKS     21 WEEKS     52 WEEKS     52 WEEKS
                               ENDED        ENDED        ENDED        ENDED
                             JANUARY 29,   JUNE 26,    JANUARY 30,  JANUARY 31,
                                2000         1999         1999         1998
                              --------     --------     --------     --------
                                               (IN THOUSANDS OF DOLLARS)
Minimum rentals and
 executory costs              $ 23,175     $ 17,453     $ 46,250     $ 44,560
Contingent rentals               1,579        1,281        3,082        2,691
Less: Sublease payments         (6,443)      (4,788)     (10,865)      (9,577)
                              --------     --------     --------     --------

Net rental payments           $ 18,311     $ 13,946     $ 38,467     $ 37,674
                              ========     ========     ========     ========

NOTE 15 -- LONG-TERM DEBT:

         The long-term debt of Penn Traffic consisted of the obligations described below as of the dates set forth:

                                                  JANUARY 29,      JANUARY 30,
                                                     2000             1999
                                                  ----------       ----------
                                                   (IN THOUSANDS OF DOLLARS)
Secured Term Loan                                 $  115,000
Secured Revolving Credit Facility                                   $ 112,900
Other Secured Debt                                    12,970           22,673
11% Senior Notes due June 28, 2009                   100,000
11 1/2% Senior Notes due October 15, 2001                             107,240
10 1/4% Senior Notes due February 15, 2002                            125,000
 8 5/8% Senior Notes due December 15, 2003                            200,000
10 3/8% Senior Notes due October 1, 2004                              100,000
10.65%  Senior Notes due November 1, 2004                             100,000
11 1/2% Senior Notes due April 15, 2006                               100,000
 9 5/8% Senior Subordinated Notes
  due April 15, 2005                                                  400,000
                                                  ----------       ----------

TOTAL DEBT                                           227,970        1,267,813
 Less: Amounts due within one year                    (2,292)      (1,267,813)
                                                  ----------       ----------

TOTAL LONG-TERM DEBT                              $  225,678       $        0
                                                  ==========       ==========

         Amounts maturing during each of the next five fiscal years (including amounts maturing under the New Credit Facility) are: $2.3 million (Fiscal 2001); $5.0 million (Fiscal 2002); $7.1 million (Fiscal 2003); $10.0 million (Fiscal
2004); and $13.0 million (Fiscal 2005).

         The Company incurred interest expense of $22.9 million, $21.8 million, $147.7 million and $150.0 million, including noncash amortization of deferred financing costs of $0.5 million, $1.4 million, $4.3 million and $4.8 million for the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, Fiscal 1999 and Fiscal 1998, respectively. Interest paid was $21.0 million, $11.7 million, $136.0 million and $145.5 million for the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, Fiscal 1999 and Fiscal 1998, respectively.

         The estimated fair value of the Company's long-term debt, including current maturities, was $215 million at January 29, 2000, and $514 million at January 30, 1999. The estimated fair value of the Company's long-term debt has been determined by the Company using market information provided by an investment banking firm as to the market value of such debt amounts. The estimated fair market value of the Company's long-term debt does not necessarily reflect the amount at which the debt would be settled.

         Prior to the Petition Date, the Company had the Pre-petition Revolving Credit Facility which provided for borrowings of up to $250 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company. After the Petition Date, the Bankruptcy Court approved the DIP Facility. A portion of the proceeds of the DIP Facility was used to repay, in full, the Company's Pre-petition Revolving Credit Facility and a mortgage on one of the Company's distribution facilities and to finance its working capital and capital expenditure requirements. The DIP Facility matured on June 29, 1999, the Effective Date.

         The consummation of the Plan has resulted in the holders of Penn Traffic's former senior and senior subordinated notes exchanging their notes in the following manner: (a) the holders of the former outstanding $732.2 million of senior notes received their pro rata share of $100 million of New Senior Notes and 19,000,000 shares of New Common Stock and (b) the holders of the former outstanding $400 million of senior subordinated notes received their pro rata share of 1,000,000 shares of New Common Stock and six-year warrants to purchase 1,000,000 shares of New Common Stock having an exercise price of $18.30 per share.

         The New Senior Notes mature on June 29, 2009, and do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices beginning at 106% of par in 2004 and declining annually thereafter to par in 2008, and at 111% of par under other specified circumstances as dictated by the Plan. Pursuant to the terms of the indenture for the New Senior Notes (the "Indenture"), the Company, at its election, can choose to pay interest on the New Senior Notes, at the rate of 11% per annum, for the first two years (i.e., the first four interest payments) through the issuance of additional notes; thereafter, interest on the New Senior Notes will be payable at the rate of 11% per annum, in cash. Any notes issued in lieu of interest would also mature on June 29, 2009 and bear interest at 11% per annum. The Company paid the interest on the New Senior Notes in cash for the initial interest period ended December 29, 1999. The Indenture contains certain negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness, permit additional liens and make certain restricted payments.

         On the Effective Date, the Company entered into the New Credit Facility. The New Credit Facility includes (a) the $205 million New Revolving Credit Facility and (b) the $115 million Term Loan. The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. Proceeds from the New Credit Facility were used to satisfy the Company's obligations under its DIP Facility, pay certain costs of the reorganization process and are available to satisfy the Company's ongoing working capital and capital expenditure requirements.

         The Term Loan will mature on June 30, 2006. The Term Loan consists of a $40 million Tranche A Term Loan and a $75 million Tranche B Term Loan. Amounts of the Term Loan maturing in future fiscal years are outlined in the following table (in thousands):

         FISCAL YEAR ENDING                 AMOUNT MATURING
         ------------------                 ---------------
          February 3, 2001                     $  2,000
          February 2, 2002                        4,750
          February 1, 2003                        6,750
          January 31, 2004                        9,750
          January 29, 2005                       12,750
          January 28, 2006                        7,750
          February 3, 2007                       71,250
                                               --------
                                               $115,000
                                               ========

         Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. As of January 29, 2000, there were no borrowings and approximately $43 million of letters of credit outstanding under the New Revolving Credit Facility. Availability under the New Revolving Credit Facility was approximately $141 million as of January 29, 2000.

         Between the Effective Date and May 1, 2000 the interest rate on borrowings under the New Credit Facility is as presented below:

                              LIBOR-based          Prime-based
                              Borrowings            Borrowings
                              ----------            ----------
Revolving Credit             LIBOR + 2.375%       PRIME + 1.375%

Term Loan A                  LIBOR + 2.375%       PRIME + 1.375%

Term Loan B                  LIBOR + 3.0%         PRIME + 2.0%

         Commencing May 1, 2000, the interest rate on borrowings under the New Credit Facility will be adjusted on a quarterly basis depending upon the ratio of the Company's total debt (including capital leases) to Consolidated EBITDA (as defined). Such adjusted interest rates will not be greater than the amounts presented above.

         At January 29, 2000, the weighted average interest rate on borrowings under the New Credit Facility was 8.9%. At January 30, 1999, the weighted average rate of interest on borrowings under the Pre-petition Revolving Credit Facility was 8.1%.

NOTE 16 -- EMPLOYEE BENEFIT PLANS:

         The majority of the Company's employees are covered by either defined benefit plans or defined contribution plans. The financial statements and related disclosures reflect Statement of Financial Accounting Standard No. 132 "Employers' Disclosure About Pensions and Other Postretirement Benefits" and No. 87 "Employers' Accounting for Pensions" for defined benefit pension plans.

         The following sets forth the net pension expense recognized for the defined benefit pension plans and the status of the Company's defined benefit plans:

                           SUCCESSOR
                            COMPANY              PREDECESSOR COMPANY
                           ----------   ------------------------------------
                            31 WEEKS      21 WEEKS    52 WEEKS     52 WEEKS
                              ENDED         ENDED      ENDED         ENDED
                           JANUARY 29,   JUNE 26,    JANUARY 30,  JANUARY 31,
                              2000         1999         1999         1998
                           ----------   ----------   ----------   ----------
                                             (IN THOUSANDS OF DOLLARS)
Service cost -- benefits
  earned during the period $    3,171   $    2,230   $    6,430   $    6,474
Interest cost on projected
  benefit obligation            7,608        5,385       12,434       12,371
Expected return on plan
  assets                      (12,139)      (8,714)     (19,556)     (17,860)
Net amortization and
  deferral                        (46)         484          596        1,961
                           ----------   ----------   ----------   ----------
Net pension (income)
  expense                  $   (1,406)  $     (615)  $      (96)  $    2,946
                           ==========   ==========   ==========   ==========

                                               PENSION BENEFITS
                                           -------------------------
                                            SUCCESSOR    PREDECESSOR
                                             COMPANY       COMPANY
                                           FISCAL 2000   FISCAL 1999
                                           -----------   -----------
                                           (IN THOUSANDS OF DOLLARS)
Change in benefit obligation:
Benefit obligation at
  beginning of year                        $  185,364   $  180,429
Service cost                                    5,401        6,430
Interest cost                                  12,993       12,434
Actuarial (gain) loss                         (13,681)       8,832
Benefits paid                                 (15,780)     (16,007)
Special termination benefits                    2,371
Plan amendments                                             (6,280)
Settlements                                      (465)
Curtailments                                     (360)        (474)
                                           ----------   ----------
Benefit obligation at
  end of year                              $  175,843   $  185,364
                                           ==========   ==========

Change in plan assets:
Fair value of plan assets at
  beginning of year                        $  200,553   $  185,559
Actual return on plan assets                   16,101       24,248
Company contributions                           1,144        6,753
Benefits paid                                 (15,780)     (16,007)
Settlements                                      (465)
                                           ----------   ----------
Fair value of plan assets at
  end of year                              $  201,553   $  200,553
                                           ==========   ==========

Funded status of the plans                 $   25,710   $   15,189
Unrecognized actuarial (gain) loss            (14,908)      19,484
Unrecognized prior service cost                              4,145
Unrecognized net transition (asset)                         (1,283)
                                           ----------   ----------
Net prepaid benefit cost                   $   10,802   $   37,535
                                           ==========   ==========

         Amounts included in the Other assets and deferred charges account of the Consolidated Balance Sheet consist of:

                                                    PENSION BENEFITS
                                                ------------------------
                                                 SUCCESSOR   PREDECESSOR
                                                  COMPANY      COMPANY
                                                FISCAL 2000  FISCAL 1999
                                                -----------  -----------
                                                (IN THOUSANDS OF DOLLARS)
    Prepaid benefit cost                        $   16,573   $   34,906
    Accrued benefit liability                       (5,771)      (5,316)
    Intangible asset                                              4,475
    Accumulated other comprehensive income                        3,470
                                                ----------   ----------

    Net amount recognized                       $   10,802   $   37,535
                                                ==========   ==========

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.6 million, $1.6 million and $0 million, respectively, as of January 29, 2000. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $39.7 million, $39.5 million and, $34.2 million, respectively, as of January 30, 1999.

         Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), the Company recorded in other noncurrent liabilities an additional minimum pension liability adjustment of $7.9 million as of January 30, 1999, and $27.7 million as of January 31, 1998, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost (after tax) is recorded as a reduction of stockholders' equity in the amount of $3.5 million as of January 30, 1999, and $10.7 million as of January 31, 1998. There was no additional minimum pension liability adjustment as of January 29, 2000.

         In calculating benefit obligations and plan assets for the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999, the Company assumed a weighted average discount rate of 8.00%, compensation increase rate of 3.5% and an expected long-term rate of return on plan assets of 10.5%. In calculating benefit obligations and plan assets for Fiscal 1999, the Company assumed a weighted average discount rate of 6.75%, compensation increase rates ranging from 3.0% to 3.5% and an expected long-term rate of return on plan assets of 10.5%. In calculating benefit obligations and plan assets for Fiscal 1998, the Company assumed a weighted average discount rate of 7.25%, compensation increase rates ranging from 3.0% to 3.5% and an expected long-term rate of return on plan assets of 10.5%.

         The Company's defined benefit plans, other than the Penn Traffic Cash Balance Plan (the "Cash Balance Plan"), other than the Penn Traffic Cash Balance Plan (the "Cash Balance Plan"), generally provide a retirement benefit to employees based on specified percentages applied to final average compensation, as defined, coupled with years of service earned to the date of retirement. All pension plans comply with the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Penn Traffic's defined benefit plans' assets are maintained in separate trusts and are managed by independent investment managers. The assets are invested primarily in equity and long-term and short-term debt securities.

         In Fiscal 1999, the Company merged several of its defined benefit plans together to form the Cash Balance Plan. The Cash Balance Plan is a defined benefit plan which assigns account balances to the individual participants. Account balances are credited based on a fixed percentage of each participant's compensation paid for the year, plus interest at a rate comparable to the yield on long-term treasury securities. Upon retirement, employees are permitted to take a lump-sum distribution equal to their account balance, or receive an annuity benefit based on formulas set forth in the Plan. The net impact of merging several of the defined benefit plans into the Cash Balance Plan was to reduce the minimum pension liability previously reported by those plans by $19.6 million, and the related pretax charge to equity by $14.7 million.

         In connection with the implementation of the new Cash Balance Plan, the Company began contributing to its 401(K) Plan in Fiscal 1999.
Contributions by the Company totaled approximately $0.4 million, $0.7 million and $0.4 million in the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999 and Fiscal 1999, respectively.

         The Company also contributes to multiemployer pension funds, which cover certain union employees under collective bargaining agreements. Such contributions aggregated $1.6 million, $2.1 million, $4.5 million and $4.8 million in the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, Fiscal 1999 and Fiscal 1998, respectively. The applicable portion of the total plan benefits and net assets of these plans is not separately identifiable. The Company is currently the majority contributor to a multiemployer plan covering substantially all of its employees in eastern Pennsylvania. Due to the Company's decision to exit certain markets (see Notes 4 and 7), the Company may be liable for a withdrawal liability to cover its pro rata portion of the unfunded vested benefit obligations in this plan.

         The Company sponsors a deferred profit-sharing plan for certain salaried employees. There were no contributions by the Company in Fiscal 2000 and Fiscal 1999. Contributions and costs totaled approximately $0.1 million in Fiscal 1998.

NOTE 17 -- STOCKHOLDERS' EQUITY:

         Pursuant to the Plan, the 1999 Equity Incentive Plan (the "Equity Plan") was adopted on the Effective Date. The Equity Plan provides for long-term incentives based upon objective, quantifiable measures of the Company's performance over time through the payment of incentive compensation of the types commonly known as stock options. The Equity Plan makes available the granting of options to acquire an aggregate of 2,297,000 shares of New Common Stock. All of the Company's officers and employees are eligible to receive options under the Equity Plan. The options expire 10 years after the date of grant and generally vest 20% on the date of grant and 20% on each of the next four anniversary dates. Options to acquire an additional 977,500 shares may be granted by the Board of Directors' Compensation Committee.

         In July 1999, the Company adopted the 1999 Directors' Stock Option Plan (the "Directors Plan"). The Directors Plan makes available to the Company's directors, who are not employees of the Company, options to acquire in the aggregate up to 250,000 shares of New Common Stock. Under the terms of the Directors Plan, each eligible director receives as of the date of appointment to the Board of Directors, an option to purchase 20,000 shares of New Common Stock (subject to antidilution adjustments) at a price equal to the fair market value (as defined in the Directors Plan) of such shares on the date of grant. The Directors Plan also provides for the issuance of additional options annually thereafter as of the first business day after the conclusion of each Annual Meeting of Stockholders of the Company. The options expire 10 years after the date of grant and vest immediately upon issuance. Options to acquire an additional 110,000 shares may be granted under the Directors Plan.

         A summary of the status of the Company's Equity and Directors Plan as of January 29, 2000, and the changes during the 31-week period ended January 29, 2000, are presented below:

                                       Equity Plan                   Directors  Plan
                                    ------------------              ------------------
                                             Weighted-                       Weighted-
                                              Average                         Average
                                             Exercise                        Exercise
   Plan Options                    Shares     Price                Shares     Price
   ------------                    ------     -----                ------     -----
   Outstanding at
     June 26, 1999                      0                               0
   Granted                      2,164,500   $14.53                140,000     $12.13
   Exercised
   Forfeited                     (845,000)   15.55
                                ----------                       ---------

   Outstanding at
     January 29, 2000           1,319,500   $13.87                140,000     $12.13
                                =========                       =========

   Options exercisable
     at January 29, 2000          557,100   $16.50                140,000     $12.13
                                =========                       =========

         The options outstanding at January 29, 2000 under the Equity
Plan exclude 840,000 shares which were canceled or repurchased in February 2000 in connection with the restructuring of certain executive compensation agreements (see Note 7).

         As of January 29, 2000, the 1,319,500 options outstanding under the Equity Plan have exercise prices between $8.75 and $18.30 and a weighted-average remaining contractual life of 9.5 years. As of January 29, 2000, the 140,000 options outstanding under the Directors Plan have an exercise price of $12.13 and a weighted-average remaining contractual life of 9.4 years.

         The options granted under the Equity Plan include 1,097,000 options which were granted at a price in excess of the market price at the date of grant and have a weighted average exercise price of $18.30 per share (600,000 of such shares have been forfeited).

         The following table summarizes information about stock options outstanding at January 29, 2000:

                       Options Outstanding            Options Exercisable
                       -------------------            -------------------
                            Weighted-                           Weighted-
     Exercise                Average    Remaining                Average
       Price       Shares     Price       Life        Shares      Price
       -----       ------     -----       ----        ------      -----
      $ 8.75      227,000    $ 8.75       9.6         28,000     $ 8.75
       12.13      735,500     12.13       9.4        259,100      12.13
       18.30      497,000     18.30       9.4        410,000      18.30

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), defines a fair value based method of accounting for an employee stock option by which compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), by which compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. The Company has elected to continue to account for its stock-based compensation plans under the provisions of APB 25. No compensation expense has been recognized in the accompanying financial statements relative to the Company's Equity Plan or Directors Plan.

         Prior to the Effective Date, the Company had a 1988 Stock Option plan, a Performance Incentive Plan and a stock option plan for directors. Prior to the Effective Date, there were stock options outstanding under each of these plans. In addition, certain persons previously affiliated with Miller Tabak Hirsch + Co. ("MTH") held warrants to purchase 289,000 shares of common stock ("Old Warrants"). On the Effective Date, pursuant to the Plan the Company's former common stock was canceled. As a result, all stock options and warrants outstanding as of the Effective Date were canceled.

         Pro forma information regarding Net (loss) and Net (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted during the 31-week period ended January 29, 2000 with an exercise price equal to market price was $4.89. The weighted average fair value of options granted during the 31-week period ended January 29, 2000 with an exercise price in excess of market price was $0.30. The fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: Risk-free interest rate of 5.77%; volatility factor of the expected market price of the Company's common stock of 40%; a weighted-average expected life of the option of 3.95 years; and no payment of dividends on common stock.

         For purpose of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. This pro forma information is as follows (in thousands, except for Net (loss) per share information):

                                              SUCCESSOR
                                               COMPANY
                                              ----------
                                               31 WEEKS
                                                ENDED
                                              JANUARY 29,
                                                 2000
                                              ----------
       Net (loss) - as reported               $ (60,093)

       Net (loss) - pro forma                   (61,385)

       Net (loss) per share - as reported:
        Basic and diluted                         (2.99)

       Net (loss) per share - pro forma:
        Basic and diluted                         (3.05)

         Net (loss) and Net (loss) per share pro forma disclosures are not presented for periods prior to June 26, 1999 because of the revised capital structure of the Company.

NOTE 18 -- RELATED PARTIES:

         During Fiscal 1998, Fiscal 1999 and the first month of Fiscal 2000, the Company's former Chairman and current Chief Financial Officer served as general partner of the managing partner of MTH and Executive Vice President of MTH, respectively. During Fiscal 1998, Fiscal 1999 and the first month of Fiscal 2000, MTH provided financial consulting and business management services to the Company. During Fiscal 1998 and 1999 the Company paid MTH fees of $1.44 million in each year for such services. During Fiscal 1998, in consideration for services rendered in connection with the sale of the Company's Sani-Dairy operation, the Company agreed to extend the expiration date of the Old Warrants from June 1998 to June 2001. On the Effective Date, the Old Warrants were canceled.

         On February 28, 1999, the Company terminated its agreement with MTH. On March 1, 1999, the Company engaged the services of Hirsch & Fox LLC (an entity formed by the Company's former Chairman and current Chief Financial Officer) to provide financial consulting and business management services during the pendency of the Bankruptcy Cases, for which the Company agreed to pay Hirsch & Fox LLC a management fee at an annual rate of $1.45 million. On the Effective Date, the Company and Hirsch & Fox LLC entered into a new two-year management agreement pursuant to which Hirsch & Fox LLC provided the services of the principals of Hirsch & Fox LLC as Chairman and Vice Chairman, respectively, of the Executive Committee of the Company. In return for these services, Hirsch & Fox LLC received management fees at an annual rate of $1.45 million. As a result of the foregoing, during Fiscal 2000 the Company paid Hirsch & Fox LLC fees of $1.33 million.

         At the end of Fiscal 2000, the Company and Hirsch & Fox LLC agreed to terminate the management agreement prior to its expiration and the Company made a payment of $4.90 million to Hirsch & Fox LLC in full satisfaction of all amounts payable under such agreement and in return for the cancellation of options to purchase 840,000 shares of Common Stock held by one of the members of Hirsch & Fox LLC. Such agreement was executed on February 1, 2000. Simultaneous with the termination of the management agreement, the Company entered into an employment agreement with Martin A. Fox, one of the members of Hirsch & Fox LLC, pursuant to which the Company agreed to employ Mr. Fox as the Company's Executive Vice President and Chief Financial Officer.

NOTE 19 -- COMMITMENTS AND CONTINGENCIES:

         The Company enters into various purchase commitments in the normal course of business. No losses are expected to result from these purchase commitments.

         The Company and its subsidiaries are involved in several lawsuits, claims and inquiries, most of which are routine to the nature of the business. Estimates of future liability of these matters are based on an evaluation of currently available facts regarding each matter. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this Item is incorporated herein by reference to the captions "Election of Directors" and "Executive Officers" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 12, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's Fiscal 2000 Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 12, 2000. The information set forth in "Compensation Committee Report" and "Performance Graph" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 12, 2000, is not deemed "filed" as a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 12, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the captions "Compensation of Directors" and "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 12, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The index for Financial Statements and Supplementary Data is on page 34 under Item 8 of this Form 10-K.

EXHIBITS:

The following are filed as Exhibits to this Report:

Exhibit No.                           Description
-----------                           -----------

2.1 Joint Plan of Reorganization of Penn Traffic and certain of its subsidiaries under Chapter 11 of The U.S. Bankruptcy Code (the "Joint Plan") (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 11, 1999).

3.1 Amended and Restated Certificate of Incorporation of Penn Traffic (incorporated by reference to Exhibit 1 to Form 8-A12G/A filed on June 29, 1999).

3.2 Amended and Restated By-Laws of Penn Traffic (incorporated by reference to Exhibit 2 to Form 8-A12G/A filed on June 29,
                  1999).

4.1 Indenture, including form of 11% Senior Note due June 29, 2009, dated as of June 29, 1999, between Penn Traffic and IBJ Whitehall Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 3 to Form 8-A12G/A filed on June 29,
                  1999).

4.2 Warrant Agreement, dated June 29, 1999, between Penn Traffic and Harris Trust and Savings Bank (incorporated by reference to Exhibit 1 to Form 8-A12G filed on June 29, 1999).

4.3 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Form 10-K filed on April 30, 1999).

4.4 Form of Warrant Certificate adopted as part of Joint Plan (incorporated by reference to Exhibit 1 to Form 8-A12G filed on June 29, 1999).

10.1 Agreement and Master Sublease dated as of July 30, 1990, by and between The Grand Union Company and P&C (incorporated by reference to Exhibit No. 10.24 to Penn Traffic's Quarterly Report on Form 10-Q for the Fiscal Quarter ended August 4,
                  1990) (Securities and Exchange Commission File No. 1-9930).

Exhibits No.
------------

10.2 Employment Agreement, dated as of October 30, 1998, between Joseph V. Fisher and Penn Traffic (incorporated by reference to Exhibit 10.21 to Form 10-K filed on April 30, 1999).

10.2A Amendment to Employment Agreement of Joseph V. Fisher, dated June 29, 1999 (incorporated by reference to Exhibit 10.21A to Form 10-Q filed on September 14, 1999).

10.2B Amendment No. 2 to Employment Agreement of Joseph V. Fisher, dated December 2, 1999 (incorporated by reference to Exhibit 10.21B to Form 10-Q filed on December 14, 1999).

*10.2C            Amended and Restated Employment Agreement of
                  Joseph V. Fisher, dated January 31, 2000.

10.3 Management Agreement of Hirsch & Fox LLC, dated June 29, 1999 (incorporated by reference to Exhibit 10.23 to Form 10-Q filed on September 14, 1999).

10.3A Amended and Restated Management Agreement of Hirsch & Fox LLC, dated December 2, 1999 (incorporated by reference to Exhibit 10.23A to Form 10-Q filed on December 14, 1999).

*10.3B Termination of Management Agreement dated January 31, 2000 among Hirsch & Fox LLC, Gary D. Hirsch, Martin A. Fox and Penn Traffic.

*10.4             Employment Agreement dated January 31, 2000 between Martin A.
                  Fox and Penn Traffic.

10.5 Employment Agreement of Leslie Knox, dated August 14, 1999 (incorporated by reference to Exhibit 10.22 to Form 10-Q filed on September 14, 1999).

10.6              1999 Equity Incentive Plan (incorporated by reference to
                  Exhibit 10.24 to Form 10-Q filed on September 14, 1999).

10.7 1999 Directors' Stock Option Plan (incorporated by reference to Exhibit 10.25 to Form 10-Q filed on September 14, 1999).

10.8 Supplemental Retirement Plan for Non-Employee Executives (incorporated by reference to Exhibit 10.26 to Form 10-Q filed on September 14, 1999).

10.9              Registration Rights Agreement (incorporated by reference to
                  Exhibit 10.27 to Form 10-Q filed on September 14, 1999).

10.10 Revolving Credit and Tern Loan Agreement dated as of June 29, 1999, by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 14, 1999).

Exhibits No.
------------

10.11 Collateral and Security Agreement, dated as of June 29, 1999, made by Penn Traffic and certain of its subsidiaries in favor of Fleet Capital Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 14, 1999).

21.1              Subsidiaries of Penn Traffic (incorporated by reference to
                  Exhibit 21.1 to Penn Traffic's 1994 10-K).

*23.1             Consent of Independent Accountants.

*27.1             Financial Data Schedule.

----------------------
* Filed herewith.

         Copies of the above exhibits will be furnished without charge to any shareholder by writing to Vice President of Finance and Chief Accounting Officer, The Penn Traffic Company, 1200 State Fair Boulevard, Syracuse, New York 13221-4737.

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

                                 THE PENN TRAFFIC COMPANY


       APRIL 27, 2000            By: /s/ JOSEPH V. FISHER
       --------------               -----------------------------
            DATE                    Joseph V. Fisher,
                                    President, Chief Executive
                                    Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ MARTIN A. FOX                   /s/ RANDY P. MARTIN
-------------------------------     -------------------------------
Martin A. Fox,                      Randy P. Martin,
Executive Vice President, Chief     Vice President - Finance and
Financial Officer and Director      Chief Accounting Officer

       APRIL 27, 2000                        APRIL 27, 2000
       --------------                        --------------
            DATE                                  DATE


 /s/ BYRON E. ALLUMBAUGH             /s/ KEVIN P. COLLINS
-------------------------------     -------------------------------
Byron E. Allumbaugh, Director       Kevin P. Collins, Director

       APRIL 27, 2000                        APRIL 27, 2000
       --------------                        --------------
            DATE                                  DATE


 /s/ GABRIEL S. NECHAMKIN            /s/ LIEF D. ROSENBLATT
-------------------------------     -------------------------------
Gabriel S. Nechamkin, Director      Lief D. Rosenblatt, Director

       APRIL 27, 2000                        APRIL 27, 2000
       --------------                        --------------
            DATE                                  DATE


 /s/ MARK D. SONNINO                 /s/ PETER L. ZURKOW
-------------------------------     -------------------------------
Mark D. Sonnino, Director           Peter L. Zurkow, Chairman of
                                    the Board of Directors

       APRIL 27, 2000                        APRIL 27, 2000
       --------------                        --------------
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
     Reserve deducted from asset
      to which it applies:

     SUCCESSOR COMPANY:

     FOR THE 31 WEEKS ENDED
      JANUARY 29, 2000

       Provision for doubtful
        accounts                $  8,650       $  1,965      $     54(a)  $ 10,561
                                ========       ========      ========     ========

       Tax valuation allowance  $104,321       $      0      $104,321(d)  $      0
                                ========       ========      ========     ========

     PREDECESSOR COMPANY:

     FOR THE 21 WEEKS ENDED
      JUNE 26, 1999

       Provision for doubtful
        accounts                $  5,731       $  3,598      $    679(a)  $  8,650
                                ========       ========      ========     ========

       Tax valuation allowance  $104,321       $      0      $      0     $104,321
                                ========       ========      ========     ========

     FOR THE 52 WEEKS ENDED
      JANUARY 30, 1999

       Provision for doubtful
        accounts                $  3,597       $  7,055      $  4,921(a)  $  5,731
                                ========       ========      ========     ========

       Tax valuation allowance  $      0       $104,321(b)   $      0     $104,321
                                ========       ========      ========     ========

     FOR THE 52 WEEKS ENDED
      JANUARY 31, 1998

       Provision for doubtful
        accounts                $  2,867       $  2,585      $  1,855(a)  $  3,597
                                ========       ========      ========     ========

       Tax valuation allowance  $  2,298(c)    $      0      $  2,298     $      0
                                ========       ========      ========     ========

(a)      Uncollectible receivables written off, net of recoveries.

(b) Valuation allowance established for tax benefit generated by net operating loss carryforward.

(c) Valuation allowance established for tax benefit generated by capital loss carryforward.

(d) Valuation allowance eliminated due to the implementation of fresh-start reporting.

                            THE PENN TRAFFIC COMPANY

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized below is quarterly financial data for the fiscal years ended January 29, 2000 ("Fiscal 2000"), and January 30, 1999 ("Fiscal 1999"):

                                 Predecessor Company             Successor Company
                                    Fiscal 2000 (1)                Fiscal 2000 (1)
                              --------------------------------------------------------------
                                 1ST                 2ND                3RD          4TH
                              ----------   -----------------------   ----------   ----------
                               13 weeks     8 weeks      5 weeks      13 weeks     13 weeks
                                Ended        Ended        Ended        Ended        Ended
                                May 1,      June 26,     July 31,    October 30,  January 29,
                                 1999         1999         1999         1999         2000
                              ---------    ---------    ---------    ---------    ---------
                                      (In thousands of dollars, except per share data)
Total revenues                $ 615,045    $ 391,759    $ 240,966    $ 610,563    $ 625,690
Gross margin (2)                136,740       88,722       56,205      144,521      151,738
(Loss) before extra-
  ordinary items (2)(3)(4)      (21,584)    (163,638)      (8,762)     (27,126)     (24,205)
Net (loss) (2)(3)(4)(5)         (23,091)     492,797       (8,762)     (27,126)     (24,205)
Per common share data
  (Basic and Diluted):
  Net (loss) (3)(6)                                     $   (0.44)   $   (1.34)   $   (1.21)

No dividends on common stock were paid during Fiscal 2000. Per share data is not presented for periods prior to June 26, 1999 due to the general lack of comparability as a result of the revised capital structure of the Company.

OTHER DATA:
  EBITDA (7)                  $  15,351    $  14,421    $  10,611    $  25,231    $  31,538
  Depreciation and
   amortization                  16,535        9,297        4,615       10,838       10,723
  LIFO provision                    625          384          241          625           26
  Capital expenditures,
   including capital leases
   and acquisitions               3,314        2,965        3,296       11,015       17,157

MARKET VALUE PER COMMON
 SHARE (8):
  High                        $   8.125    $   0.360    $  13.000    $   9.938    $   9.625
  Low                             0.220        0.160        9.500        6.250        6.375

QUARTERLY FINANCIAL DATA (UNAUDITED) CONTINUED:

                                           Predecessor Company
                                               Fiscal 1999
                             ------------------------------------------------
                                1st          2nd          3rd          4th
                             ---------    ---------    ---------    ---------
                              13 weeks     13 weeks     13 weeks     13 weeks
                               Ended        Ended        Ended        Ended
                               May 2,      August 1,   October 31,  January 30,
                                1998         1998         1998         1999
                             ---------    ---------    ---------    ---------
                             (In thousands of dollars, except per share data)
Total revenues               $ 716,799    $ 730,223    $ 690,591    $ 690,496
Gross margin (3)               157,409      161,594      142,057      153,248
Net (loss) (3)(6)(9)           (17,058)     (23,498)    (182,958)     (93,580)

No dividends on common stock were paid during Fiscal 1999. Per share data is not presented for periods prior to June 26, 1999 due to the general lack of comparability as a result of the revised capital structure of the Company.

OTHER DATA:
  EBITDA (7)                  $  30,128    $  28,033    $  16,137    $  25,153
  Depreciation and
   amortization                  20,048       19,894       19,360       17,877
  LIFO provision                    625          625          625          501
  Capital expenditures,
   including capital leases
   and acquisitions               4,434        3,594        3,303        3,037

MARKET VALUE PER COMMON
 SHARE (8):
  High                        $   6.688    $   5.063    $   3.063    $   2.490
  Low                             4.000        2.563        1.000        0.470

FOOTNOTES:

(1) As a result of the completion of the Company's plan of reorganization, Penn Traffic adopted "fresh-start reporting" on June 26, 1999. The accounting periods ended on or prior to June 26, 1999, have been designated "Predecessor Company" and the periods subsequent to June 26, 1999, have been designated "Successor Company."

         In accordance with the implementation of fresh-start reporting, the Company's assets, liabilities and stockholders' (deficit) equity have been revalued as of June 26, 1999. In addition, as a result of the consummation of the Plan, the amount of the Company's indebtedness has been substantially reduced. Accordingly, the Consolidated Statements of Operations for periods ended on or prior to June 26, 1999, are not comparable to those subsequent to June 26, 1999.

(2) During the 8-week period ended June 26, 1999, the Company recorded a special charge of $3.9 million associated with the repositioning of its 15 Big Bear Plus stores.

(3) During the fourth quarter of Fiscal 2000, the Company recorded an unusual item of $5.5 million associated with the restructuring of certain executive compensation agreements. During the third quarter of Fiscal 2000, the Company recorded an unusual item of $1.9 million associated with an early retirement program for certain eligible employees. During Fiscal 2000, the Company recorded unusual items (income) of $4.6 million related to the store rationalization program ("Store Rationalization Program"). The Company recorded $3.6 million of this unusual item (income) during the first quarter of Fiscal 2000 and $1.0 million of this unusual (income) during the 8-week period ended June 26, 1999.

         During Fiscal 1999, the Company recorded a special charge of $68.2 million related to the Store Rationalization Program ($60.2 million of this charge is included in the unusual item account; $8.0 million of this charge, representing inventory markdowns, is included in cost of sales). The unusual item account for Fiscal 1999 also includes $1.1 million of professional fees and other miscellaneous costs associated with the Company's financial restructuring. The Company recorded $50.4 million of this charge during the third quarter and $18.9 million of this charge during the fourth quarter of Fiscal 1999. $5.3 million of this charge in the third quarter and $2.7 million of this charge in the fourth quarter were inventory markdowns included in cost of sales.

(4) The Company recorded reorganization items during Fiscal 2000 that include (a) adjustments associated with the implementation of fresh-start reporting, (b) professional fees associated with the implementation of the Plan, (c) the write-off of unamortized deferred financing fees for the Company's former notes and (d) a gain related to the difference between the estimated allowed claims for rejected leases and the liabilities previously recorded for such leases. The Company recorded $6.9 million of this charge during the first quarter of Fiscal 2000 and $160.1 million of this charge during the 8-week period ended June 26, 1999.

(5) During the first quarter of Fiscal 2000, the Company recorded an extraordinary item (expense) of $1.5 million resulting from the write-off of unamortized deferred financing fees associated with the repayment of the Company's pre-petition revolving credit facility. The Company recorded an extraordinary item (income) of $656.4 million for the 8-week period ended June 26, 1999 resulting from a gain on debt discharge recorded in connection with the consummation of the Plan.

(6) The tax provision for the 5-week period ended July 31, 1999, and for the third and fourth quarters of Fiscal 2000 is not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value. The tax provision (benefit) for the first quarter of Fiscal 2000, the 8-week period ended June 26, 1999, and Fiscal 1999, are not recorded at statutory rates due to (a) differences between the income calculations for financial reporting and tax reporting purposes and (b) the recording of a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

(7) "EBITDA" is earnings before interest, depreciation, amortization, amortization of excess reorganization value, LIFO provision, special charges, unusual items, the write-down of impaired long-lived assets, reorganization items, extraordinary items, the cumulative effect of change in accounting principle and taxes. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

(8) As a result of the issuance of the New Common Stock in connection with the implementation of the Plan on June 29, 1999, the market value of the common stock for periods on or prior to June 26, 1999, is not comparable to the market value for periods subsequent to such date.

(9) The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, during the third quarter of Fiscal 1999, the Company recorded a noncash charge of $91.5 million to write-down the carrying amounts (including allocable goodwill) of property held for sale in connection with the Store Rationalization Program to estimated realizable value. In accordance with SFAS 121, during the fourth quarter of Fiscal 1999, the Company recorded a noncash charge of $52.3 million primarily related to the write-down of a portion of the recorded asset values of 14 of the Company's stores (including allocable goodwill) to estimated realizable values.