Form 10-Q
period 2000-04-29
PENN TRAFFIC CO
filed 2000-06-13
CIK 77155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended April 29, 2000


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

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

                                 YES |X| NO |_|

         Common stock, par value $.01 per share: 20,106,955 shares outstanding as of May 27, 2000

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
  except per share data)

                                     SUCCESSOR    PREDECESSOR
                                      COMPANY       COMPANY
                                      13 WEEKS      13 WEEKS
                                       ENDED         ENDED
                                      APRIL 29,      MAY 1,
                                        2000          1999
                                     ----------    ----------
TOTAL REVENUES                       $ 592,617     $ 615,045

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy costs)         450,539       478,305
  Selling and administrative
   expenses                            130,754       138,549
  Amortization of excess
   reorganization value (Note 3)        27,325
  Unusual items (Note 5)                   358        (3,663)
                                     ---------     ---------


OPERATING (LOSS) INCOME                (16,359)        1,854
  Interest expense (Note 6)              9,651        16,540
  Reorganization items (Note 7)                        6,860
                                     ---------     ---------

(LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                (26,010)      (21,546)
  Provision for income
   taxes (Note 8)                          717            38
                                     ---------     ---------

(LOSS) BEFORE EXTRAORDINARY ITEM       (26,727)      (21,584)
  Extraordinary item (Note 9)                          1,507
                                     ---------     ---------

NET (LOSS)                           $ (26,727)    $ (23,091)
                                     =========     =========

PER SHARE (BASIC AND DILUTED):

  Net (loss) (Note 10)               $   (1.33)
                                     =========

See Notes to Interim Consolidated Financial Statements. Per share data is not presented for periods prior to June 26, 1999 due to the general lack of comparability as a result of the revised capital structure of the Company.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)
                                                         SUCCESSOR COMPANY
                                                      UNAUDITED      AUDITED
                                                      APRIL 29,     JANUARY 29,
                                                        2000           2000
                                                     -----------    -----------
         ASSETS

CURRENT ASSETS:
  Cash and short-term investments                    $    53,143    $    51,759
  Accounts and notes receivable
   (less allowance for doubtful
   accounts of $4,092 and
   $10,561, respectively)                                 42,388         49,722
  Inventories (Note 12)                                  267,576        268,550
  Prepaid expenses and other
   current assets                                          8,651          8,335
  Deferred income tax                                      4,189          8,993
                                                     -----------    -----------
                                                         375,947        387,359
                                                     -----------    -----------

NONCURRENT ASSETS:
  Capital leases - net                                    59,112         61,067
  Property, plant and equipment - net                    240,697        226,031
  Goodwill - net                                           8,800          8,506
  Beneficial leases - net                                 55,111         56,594
  Excess reorganization value - net                      235,360        262,685
  Other assets and deferred
   charges - net                                          18,310         18,215
                                                     -----------    -----------
                                                     $   993,337    $ 1,020,457
                                                     ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligations
   under capital leases                              $     9,407    $     9,667
  Current maturities of long-term
   debt (Note 13)                                          3,297          2,292
  Trade accounts and drafts payable                      127,096        124,556
  Payroll and other accrued
   liabilities                                            88,582         88,916
  Accrued interest expense                                 5,774          2,863
  Payroll taxes and other
   taxes payable                                          11,453         12,637
                                                     -----------    -----------
                                                         245,609        240,931
                                                     -----------    -----------

NONCURRENT LIABILITIES:
  Obligations under capital leases                        80,672         82,537
  Long-term debt (Note 13)                               224,598        225,678
  Deferred income tax                                     78,779         80,581
  Other noncurrent liabilities                            26,842         27,166

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized
   1,000,000 shares, $.01 par value;
   none issued
  Common Stock - authorized
   30,000,000 shares, $.01 par value;
   20,106,955 shares outstanding                             201            201
  Capital in excess of par value                         416,207        416,207
  Stock warrants                                           7,249          7,249
  Retained deficit                                       (86,820)       (60,093)
                                                     -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                           336,837        363,564
                                                     -----------    -----------
                                                     $   993,337    $ 1,020,457
                                                     ===========    ===========

             See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

 (All dollar amounts in thousands)
                                          SUCCESSOR     PREDECESSOR
                                           COMPANY        COMPANY
                                         ----------     ----------
                                          13 WEEKS       13 WEEKS
                                           ENDED          ENDED
                                          APRIL 29,       MAY 1,
                                            2000           1999
                                         ----------     ----------
OPERATING ACTIVITIES:
  Net (loss)                             $ (26,727)     $ (23,091)
  Adjustments to reconcile net
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization           10,224         16,535
    Amortization of excess
     reorganization value                   27,325
    Gain on sold / closed stores                           (3,663)
    Reorganization Items:
      Gain from rejected leases                           (12,830)
      Write-off of unamortized
       deferred financing fees                             16,591
    Extraordinary items                                     1,507
    Other - net                               (116)         2,635
NET CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable and prepaid
   expenses                                  7,018         10,593
  Inventories                                  974         15,606
  Payables and accrued expenses              3,582         (5,033)
  Deferred income taxes                      3,002
  Deferred charges and
   other assets                                (95)           832
  Other noncurrent liabilities                (324)
                                         ---------      ---------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                       24,863         19,682
                                         ---------      ---------

INVESTING ACTIVITIES:
  Capital expenditures                     (21,789)        (3,314)
  Proceeds from sale of assets                 117         17,171
                                         ---------      ---------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                      (21,672)        13,857
                                         ---------      ---------

FINANCING ACTIVITIES:
  Net increase (decrease) in
   drafts payables                             393         (1,667)
  Payments to settle long-term debt            (75)        (9,158)
  Borrowing of revolver debt                               31,100
  Repayment of revolver debt                             (144,000)
  Borrowing of DIP revolver debt                          161,451
  Repayment of DIP revolver debt                          (61,451)
  Reduction of capital lease
   obligations                              (2,125)        (6,318)
  Payment of debt issuance costs                           (2,866)
                                         ---------      ---------

NET CASH (USED IN)
 FINANCING ACTIVITIES                       (1,807)       (32,909)
                                         ---------      ---------

INCREASE IN CASH AND CASH
 EQUIVALENTS                                 1,384            630

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        51,759         43,474
                                         ---------      ---------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                           $  53,143      $  44,104
                                         =========      =========

             See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
               Notes To Interim Consolidated Financial Statements
                                    Unaudited

NOTE 1 - REORGANIZATION

         On March 1, 1999 (the "Petition Date"), Penn Traffic (the "Company") and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Cases were commenced in order to implement a prenegotiated financial restructuring of the Company. On May 27, 1999, the Bankruptcy Court confirmed the Company's Chapter 11 plan of reorganization (the "Plan") and on June 29, 1999 (the "Effective Date"), the Plan became effective in accordance with its terms.

         Consummation of the Plan has resulted in (1) the former $732.2 million principal amount of the Company's senior notes being exchanged for $100 million of new senior notes (the "New Senior Notes") and 19,000,000 shares of newly issued common stock (the "New Common Stock"), (2) the former $400 million principal amount of senior subordinated notes being exchanged for 1,000,000 shares of New Common Stock and six-year warrants to purchase 1,000,000 shares of New Common Stock having an exercise price of $18.30 per share, (3) holders of Penn Traffic's formerly issued common stock receiving one share of New Common Stock for each 100 shares of common stock held immediately prior to the Petition Date, for a total of 106,955 new shares and (4) the cancellation of all outstanding options and warrants to purchase shares of the Company's former common stock. The Plan also provides for issuance to officers and key employees options to purchase up to 2,297,000 shares of New Common Stock. The Company's New Common Stock and warrants to purchase common stock are currently trading on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively.

         The Plan also provided for payment in full of all of the Company's obligations to its other creditors.

         On the Effective Date, in connection with the consummation of the Plan, the Company entered into a new $320 million secured credit facility (the "New Credit Facility"). The New Credit Facility includes (1) a $205 million revolving credit facility (the "New Revolving Credit Facility") and (2) a $115 million term loan (the "Term Loan"). The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets.

         Proceeds from the New Credit Facility were used to satisfy the Company's obligations under its debtor-in-possession financing (the "DIP Facility") that had been established in connection with the Bankruptcy Cases, pay certain costs of the reorganization process and are available to satisfy the Company's ongoing working capital and capital expenditure requirements.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 ("Fiscal 2000"). However, as a result of the implementation of fresh-start reporting, the financial statements of the Company after the Effective Date are not comparable to the Company's financial statements for prior periods.

         All significant intercompany transactions and accounts have been eliminated in consolidation.

         Certain amounts in the Consolidated Statement of Cash Flows for the 13-week period ended May 1, 1999 have been reclassified for comparative purposes.

         Between March 1, 1999 and June 29, 1999 the Company operated its business as a debtor-in-possession under the Bankruptcy Code. The American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with a bankruptcy court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

         Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting or accounting treatments in respect to the Statement of Operations and Statement of Cash Flows:

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

NOTE 3 - FRESH-START REPORTING

         As of the Effective Date, the Company adopted fresh-start reporting pursuant to the guidance provided by SOP 90-7. In connection with the adoption of fresh-start reporting, a new entity was created for financial reporting purposes. The Effective Date is considered to be the close of business on June 26, 1999, for financial reporting purposes. The periods presented prior to June 26, 1999, have been designated "Predecessor Company" and the periods subsequent to June 26, 1999, have been designated "Successor Company." As a result of the implementation of fresh-start reporting, the financial statements of the Company after the Effective Date are not comparable to the Company's financial statements for prior periods. In accordance with fresh-start reporting, all assets and liabilities are recorded at their respective fair values. The fair value of the Company's long-lived assets was determined, in part, using information provided by third-party appraisers.

         The reorganization value of the Company is reflected as the debt and equity value of the new company, as of the Effective Date. To facilitate the calculation of the reorganization value, the Company developed a set of financial projections. Based on these financial projections, the reorganization value was determined by the Company, with the assistance of a financial advisor using various valuation methods, including (1) a comparison of the Company and its projected performance to how the market values comparable companies, (2) a calculation of the present value of the free cash flows under the projections, including an assumption for a terminal value and (3) negotiations with an informal committee of the Company's noteholders. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections, as well as the realization of certain other assumptions, which are not guaranteed.

         The total reorganization value as of the Effective Date was approximately $750 million, which was approximately $327.8 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities. Such excess is classified as "Excess reorganization value" in the accompanying Consolidated Balance Sheet. Such amount is being amortized on a straight-line basis over a three-year period.

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

NOTE 4 - SPECIAL CHARGES

         As described in the Company's Annual Report on Form 10-K for Fiscal 2000, during the fiscal year ended January 30, 1999 ("Fiscal 1999"), the Company recorded a special charge of $68.2 million related to Penn Traffic's store rationalization program (net of a $12.7 million gain on the sale of assets in connection with this program). On April 29, 2000, and January 29, 2000, the accrued liability related to these charges was $7.4 million and $9.0 million, respectively. The reduction in such liability since January 29, 2000, is primarily due to cash payments for facility costs.

NOTE 5 - UNUSUAL ITEMS

         In January 2000, Penn Traffic began a process to (1) reduce the number of distribution centers the Company utilizes for nonperishable grocery products from four to three and (2) transfer the distribution of general merchandise and health and beauty care items from a leased facility in Columbus, Ohio to the Company's Jamestown, New York facility (an owned 267,000 square foot facility which had supplied grocery products to certain stores in upstate New York and northern Pennsylvania until January 2000). When this process is completed, which is currently anticipated to be in the summer of 2000, Penn Traffic will cancel its lease on a 205,000 square foot distribution center in Columbus, Ohio. During the 13-week period ended April 29, 2000 ("First Quarter Fiscal 2001"), the Company recorded an unusual item of $0.4 million related to the implementation of this warehouse consolidation project.

         During the 13-week period ended May 1, 1999 ("First Quarter Fiscal 2000"), the Company recorded an unusual item (income) of $3.7 million related to a gain on the disposition of six stores and certain other assets sold in connection with the Company's store rationalization program.

NOTE 6 - INTEREST EXPENSE

         As a result of the Company's Chapter 11 filing on March 1, 1999, no principal or interest payments were made on or after the Petition Date on the Company's former senior and senior subordinated notes. Accordingly, no interest expense for these obligations was accrued on or after such date during First Quarter Fiscal 2000. Had such interest been accrued, interest expense for First Quarter Fiscal 2000 would have been approximately $36.1 million.

NOTE 7 - REORGANIZATION ITEMS

         Reorganization items for First Quarter Fiscal 2000 include (1) a gain relating to the difference between the estimated allowed claim for rejected leases and liabilities previously recorded for such leases ($12.8 million), (2) the write-off of unamortized financing fees resulting in a loss from adjustments of liabilities subject to compromise to reflect allowed claims ($16.6 million) and (3) professional fees associated with the Company's financial restructuring and Chapter 11 filing ($3.1 million).

NOTE 8 - TAX PROVISION

         The tax provision for First Quarter Fiscal 2001 is not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value. The tax provision for First Quarter Fiscal 2000 is not recorded at statutory rates due to (1) differences between the income calculations for financial reporting and tax reporting purposes and (2) the recording of a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

NOTE 9 - EXTRAORDINARY ITEMS

         The extraordinary item recorded for the First Quarter Fiscal 2000 resulted from the write-off of unamortized financing fees associated with the early retirement of the Company's pre-petition revolving credit facility (the "Pre-petition Revolving Credit Facility"). No corresponding tax benefit was recorded.

NOTE 10 - NET (LOSS) PER SHARE

         Net (loss) per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. 20,106,955 shares were used in the calculation of basic and diluted EPS; there were no incremental dilutive potential securities for First Quarter Fiscal 2001 as the exercise price for outstanding warrants and options (2,454,500 shares) was greater than the average market price of the New Common Stock.

         Net (loss) per share data is not presented for periods prior to June 26, 1999 because of the general lack of comparability as a result of the revised capital structure of the Company.

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

                                                SUCCESSOR     PREDECESSOR
(In thousands of dollars)                        COMPANY        COMPANY
                                                ----------    ----------
                                                 13 WEEKS      13 WEEKS
                                                  ENDED         ENDED
                                                 APRIL 29,      MAY 1,
                                                   2000          1999
                                                ----------    ----------
  EBITDA                                          $22,048       $15,351

  Cash Interest Expense                             9,434        15,616

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

         As discussed in Note 6, no interest expense for the Company's $1.132 billion of the Company's former senior and senior subordinated notes was accrued on or after the Petition Date. Had such interest been accrued, cash interest expense for the First Quarter Fiscal 2000 would have been approximately $36.1 million.


NOTE 12 - INVENTORIES

         Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method of valuation for the vast majority of the Company's inventories. If the first-in, first-out ("FIFO") method had been used by the Company, inventories would have been $1.4 million and $0.9 million higher than reported on April 29, 2000 and January 29, 2000, respectively.

NOTE 13 - LONG-TERM DEBT

         Total debt outstanding on April 29, 2000 was (in thousands):

                Current Maturities                                   $  3,297
                                                                     --------

                New Term Loan                                         112,000
                Other Secured Debt                                     12,598
                New Senior Notes                                      100,000
                                                                     --------

                Total Long-Term Debt                                  224,598
                                                                     --------

                  Total Debt                                         $227,895
                                                                     ========

         The New Senior Notes mature on June 29, 2009, do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices beginning at 106% of par in 2004 and declining annually thereafter to par in 2008, and at 111% of par under other specified circumstances. Pursuant to the terms of the indenture for the New Senior Notes (the "Indenture"), the Company, at its election, can choose to pay interest on the New Senior Notes, at the rate of 11% per annum, for the first two years (i.e., the first four interest payments) through the issuance of additional notes; thereafter, interest on the New Senior Notes will be payable at the rate of 11% per annum in cash. Any notes issued in lieu of interest would also mature on June 29, 2009 and bear interest at 11% per annum. The Company paid the interest on the New Senior Notes in cash for the initial interest period ended December 29, 1999. The Indenture contains certain negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness, permit additional liens, and make certain restricted payments.

         On the Effective Date, the Company entered into the New Credit Facility. The New Credit Facility includes (1) the $205 million New Revolving Credit Facility and (2) the $115 million Term Loan. The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. The New Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations.

         Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. As of April 29, 2000, there were no borrowings and approximately $43 million of letters of credit outstanding under the New Revolving Credit Facility. Availability under the New Revolving Credit Facility was approximately $140 million as of April 29, 2000.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

         Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling); labor relations; labor and employee benefit costs; the status of the stores under the New England Operating Agreement (as defined in "Liquidity and Capital Resources" below); availability, terms and access to capital; liquidity and other financial considerations; and the outcome of pending or yet-to-be instituted legal proceedings.

OVERVIEW

         As discussed in Note 1 to the accompanying unaudited Consolidated Financial Statements, the Company emerged from its Chapter 11 proceedings effective June 29, 1999 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of its plan of reorganization (the "Plan") effective June 26, 1999. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has applied fresh-start reporting as of June 26, 1999 which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to June 26, 1999 have been designated "Predecessor Company" and the periods subsequent to June 26, 1999 have been designated "Successor Company."

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 29, 2000 ("FIRST QUARTER FISCAL 2001") COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 1999 ("FIRST QUARTER FISCAL 2000")

         The following table sets forth Statement of Operations components expressed as percentages of total revenues for First Quarter Fiscal 2001 and First Quarter Fiscal 2000:

                                              First Quarter Ended
                                            Successor    Predecessor
                                            APRIL 29,      May 1,
                                              2000          1999
                                           ----------    ----------
Total revenues                                100.0%        100.0%

Gross profit (1)                               24.0          22.2

Selling and administrative
 expenses                                      22.1          22.5

Amortization of excess
 reorganization value                           4.6

Unusual items (2)                               0.1          (0.6)

Operating (loss) income                        (2.8)          0.3

Operating income (loss) excluding
 unusual items and amortization
 of excess reorganization value (3)             1.9          (0.3)

Interest expense                                1.6           2.7

Reorganization items                                          1.1

Net (loss)                                     (4.5)         (3.8)

Net income (loss) excluding
 unusual items, amortization of
 excess reorganization value and
 an extraordinary item (4)                      0.1          (3.0)

-------------------------------------------

(1)      Total revenues less cost of sales.

(2) Unusual items of $0.4 million and $3.7 million (income) for First Quarter Fiscal 2001 and First Quarter Fiscal 2000, respectively (see
         Note 5).

(3) Operating (loss) for First Quarter Fiscal 2001 excluding an unusual item of $0.4 million and amortization of excess reorganization value of $27.3 million. Operating income for First Quarter Fiscal 2000 excluding an unusual item (income) of $3.7 million (see Note 5).

(4) Net (loss) for First Quarter Fiscal 2001 excluding an unusual item of $0.4 million ($0.2 million, after tax) and amortization of excess reorganization value of $27.3 million. Net (loss) for First Quarter Fiscal 2000 excluding an unusual item (income) of $3.7 million, reorganization items (expense) of $6.9 million and an extraordinary item (expense) of $1.5 million.

         Total revenues for First Quarter Fiscal 2001 decreased to $592.6 million from $615.0 million in First Quarter Fiscal 2000. The decrease in revenues for First Quarter Fiscal 2001 is primarily attributable to (1) a reduction in the number of stores the Company operated in First Quarter Fiscal 2001 as compared to First Quarter Fiscal 2000 resulting from the Company's decision to close or sell certain stores as part of the Company's store rationalization program (during the fiscal year ended January 29, 2000, Penn Traffic sold or closed 21 stores in connection with this program; nineteen of these stores were sold or closed in First Quarter Fiscal 2000) and (2) a decline in wholesale revenues. This decrease was partially offset by an increase in same store sales for First Quarter Fiscal 2001.

         Same store sales for First Quarter Fiscal 2001 increased 0.4% from the comparable prior year period.

         Wholesale supermarket revenues were $67.7 million in First Quarter Fiscal 2001 compared to $75.4 million in First Quarter Fiscal 2000. The decrease in wholesale revenues resulted primarily from a reduction in the number of customers of the Company's wholesale/franchise business.

         Gross profit in First Quarter Fiscal 2001 was 24.0% of revenues compared to 22.2% of revenues in First Quarter Fiscal 2000. The increase in gross profit as a percentage of revenues in First Quarter Fiscal 2001 compared to First Quarter Fiscal 2000 was primarily due to (1) an increase in allowance income (the Company's allowance income was reduced in First Quarter Fiscal 2000 when the Company's creditworthiness was an issue with many vendors prior to and during the Company's financial restructuring process), (2) reduced inventory shrink expense as a percentage of revenues and (3) a reduction in depreciation and amortization expense (as described below).

         Selling and administrative expenses in First Quarter Fiscal 2001 were 22.1% of revenues compared to 22.5% of revenues in First Quarter Fiscal 2000. The reduction in selling and administrative expenses as a percentage of revenues in First Quarter Fiscal 2001 was primarily due to reductions in depreciation expense (as described below) and goodwill amortization. The Company's goodwill was eliminated on June 26, 1999 in connection with the implementation of fresh-start reporting. These reductions of selling and administrative expenses as a percentage of revenues in First Quarter Fiscal 2001 were partially offset by an increase in promotional expense (Penn Traffic accounts for certain promotional expenses in the selling and administrative expense line of the Consolidated Statement of Operations).

         Depreciation and amortization expense was $10.2 million in First Quarter Fiscal 2001 and $16.5 million in First Quarter Fiscal 2000, representing 1.7% and 2.7% of revenues, respectively. Depreciation and amortization expense decreased in First Quarter Fiscal 2001 primarily due to (1) a reduction in the carrying value of Property, plant and equipment associated with the implementation of fresh-start reporting (see Note 3) and (2) the elimination of goodwill associated with the implementation of fresh-start reporting.

         During First Quarter Fiscal 2001, amortization of excess reorganization value was $27.3 million. The excess reorganization value asset of $327.8 million, which was established on the Effective Date in connection with the implementation of fresh-start reporting, is being amortized on a straight-line basis over a three-year period (see Note 3).

         During First Quarter Fiscal 2001, the Company recorded an unusual item of $0.4 million related to the implementation of a warehouse consolidation project (see Note 5). The Company expects to record an additional charge of approximately $1 million in the second quarter of Fiscal 2001 when the project is completed. During First Quarter Fiscal 2000, the Company recorded an unusual item (income) of $3.7 million associated with the Company's store rationalization program (see Note 5).

         Operating (loss) for First Quarter Fiscal 2001 was $16.4 million or 2.8% of total revenues compared to operating income of $1.9 million or 0.3% of total revenues in First Quarter Fiscal 2000. For First Quarter Fiscal 2001, operating income excluding an unusual item and amortization of excess reorganization value was $11.3 million or 1.9% of revenues. For First Quarter Fiscal 2000, operating (loss) excluding an unusual item was $1.8 million or 0.3% of revenues. Operating income excluding unusual items and amortization of excess reorganization value as a percentage of revenues increased due to an increase in gross profit as a percentage of revenues and a reduction in selling and administrative expenses as a percentage of revenues.

         Interest expense for First Quarter Fiscal 2001 and First Quarter Fiscal 2000 was $9.7 million and $16.5 million, respectively. Interest expense for First Quarter Fiscal 2001 declined due to the implementation of the Plan on June 29, 1999, which has substantially reduced the Company's debt. As discussed in
Note 6, the Company discontinued the accrual of interest on the Company's former senior and senior subordinated notes on March 1, 1999 (the "Petition Date"). Had such interest been accrued, interest expense for First Quarter Fiscal 2000 would have been approximately $36.1 million.

         During First Quarter Fiscal 2000, the Company recorded reorganization items (expense) of $6.9 million (see Note 7).

         Income tax provision was $0.7 million for First Quarter Fiscal 2001 compared to a tax provision of $0.0 million in First Quarter Fiscal 2000. The effective tax rate for First Quarter Fiscal 2001 varies from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

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

         During First Quarter Fiscal 2000, the Company recorded an extraordinary item of $1.5 million (see Note 9).

         Net (loss) for First Quarter Fiscal 2001 was $26.7 million compared to a net (loss) of $23.1 million for First Quarter Fiscal 2000. Net income excluding unusual items, amortization of excess reorganization value and an extraordinary item was $0.8 million for First Quarter Fiscal 2001 compared to a net (loss) of $18.4 million for First Quarter Fiscal 2000.

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

         The New Senior Notes mature on June 29, 2009, do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices at 106% of par beginning in the year 2004 and declining annually thereafter to par in 2008, and at 111% of par under other specified circumstances as dictated by the Plan.

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

         On June 29, 1999, in connection with the consummation of the Plan, the Company entered into a new $320 million secured credit facility (the "New Credit Facility"). The New Credit Facility includes (1) a $205 million revolving credit facility (the "New Revolving Credit Facility") and (2) a $115 million term loan (the "Term Loan"). The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. The New Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations.

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
                                              --------

                                              $115,000
                                              ========

         Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. As of April 29, 2000, there were no borrowings under the New Revolving Credit Facility. Availability under the New Revolving Credit Facility was approximately $140 million as of April 29, 2000.

         During April 2000, the Company entered into interest rate swap agreements, which expire in five years, that effectively convert $50 million of its variable rate borrowings into fixed rate obligations. Under the terms of these agreements, the Company makes payments at a weighted average fixed interest rate of 7.08% and receives payments at variable interest rates based on LIBOR.

         During First Quarter Fiscal 2001, the Company's internally generated funds from operations provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs, and pay expenditures related to the Company's financial restructuring. The Company expects to utilize internally generated funds from operations and amounts available under the New Credit Facility to satisfy its operating, capital expenditure and debt service needs, and pay expenditures related to the Company's financial restructuring for the next year.

         Cash flows to meet the Company's operating requirements during First Quarter Fiscal 2001 are reported in the Consolidated Statement of Cash Flows. During First Quarter Fiscal 2001, the Company's net cash provided by operating activities was $24.9 million. These amounts were partially offset by net cash used in investing activities and financing activities of $21.7 million and $1.8 million, respectively.

         In July 1990, the Company entered into a 10-year operating agreement (the "New England Operating Agreement") with The Grand Union Company ("Grand Union") pursuant to which Grand Union acquired the right to operate 13 stores in Vermont and New Hampshire under the "Grand Union" trade name until July 31, 2000. Prior to July 1990, these stores had been operated by Penn Traffic under the Company's "P&C" trade name. The Company believes that it will regain operating control of the nine stores that are currently subject to the New England Operating Agreement on August 1, 2000. The Company plans to begin operating these stores as P&C supermarkets shortly thereafter. The total revenues account of the Company's Statement of Operations for Fiscal 2000 includes approximately $13 million of income allocable to payments made by Grand Union to the Company pursuant to the New England Operating Agreement. The Company recorded approximately $2.9 million of income related to the New England Operating Agreement in First Quarter Fiscal 2001, and expects to record an additional $2.9 million of income related to such agreement in the second quarter of Fiscal 2001. Based upon the operation of these stores by Grand Union and other relevant factors, the Company believes that after the Company regains operating control of these stores on August 1, 2000, the operating income allocable from such stores will be substantially less, on an annual basis, than the income received pursuant to the New England Operating Agreement.

         During the fiscal year ending February 3, 2001, the Company expects to invest approximately $70 million in capital expenditures (including capital leases). The Company expects to finance such capital expenditures through cash generated from operations and amounts available under the New Credit Facility. Capital expenditures will be principally for new stores, store remodels and investments in the Company's distribution infrastructure and technology.

PART II.  OTHER INFORMATION

         All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit Number                 Description
             --------------                 -----------

                 27.1                       Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the fiscal quarter ended April 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE PENN TRAFFIC COMPANY


           June 12, 2000               /s/ - JOSEPH V. FISHER
                                       ---------------------------------
                                       By:  Joseph V. Fisher
                                            President, Chief Executive
                                            Officer and Director


           June 12, 2000               /s/ - MARTIN A. FOX
                                       ---------------------------------
                                       By:  Martin A. Fox
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Director