Form 10-Q
period 2000-07-29
PENN TRAFFIC CO
filed 2000-09-12
CIK 77155

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended July 29, 2000


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

                             YES  X   NO
                                 ---     ---

      Common  stock,   par  value  $.01  per  share:   20,058,955   shares
outstanding as of September 8, 2000

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
  except per share data)

                                         SUCCESSOR     SUCCESSOR    PREDECESSOR
                                          COMPANY       COMPANY       COMPANY
                                        -----------   -----------  ------------
                                         13 WEEKS       5 WEEKS      8 WEEKS
                                          ENDED          ENDED        ENDED
                                         JULY 29,       JULY 31,     JUNE 26,
                                            2000          1999         1999
                                        -----------   -----------  ------------

TOTAL REVENUES                            $ 629,741     $ 240,966     $ 391,759


COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy
   costs) (Note 4)                          476,955       184,761       303,037
  Selling and administrative
   expenses                                 135,393        50,450        87,881
  Amortization of excess
   reorganization value (Note 3)             27,319        10,982
  Unusual items (Note 5)                        901                        (968)
                                          ---------     ---------     ---------

OPERATING (LOSS) INCOME                     (10,827)       (5,227)        1,809
  Interest expense (Note 6)                   9,605         3,520         5,254
  Reorganization items (Note 7)                                         160,171
                                          ---------     ---------     ---------

(LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                     (20,432)       (8,747)     (163,616)
  Provision for income
   taxes (Note 8)                             3,132            15            22
                                          ---------     ---------     ---------

(LOSS) BEFORE EXTRAORDINARY ITEM            (23,564)       (8,762)     (163,638)
  Extraordinary item (Note 9)                                          (656,435)
                                          ---------     ---------     ---------

NET (LOSS) INCOME                         $ (23,564)    $  (8,762)    $ 492,797
                                          =========     =========     =========


PER SHARE (BASIC AND DILUTED):

  Net (loss) (Note 10)                    $   (1.17)    $   (0.44)
                                          =========     =========


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

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
  except per share data)

                                      SUCCESSOR       SUCCESSOR      PREDECESSOR
                                       COMPANY         COMPANY         COMPANY
                                      -----------    -----------     -----------
                                       26 WEEKS        5 WEEKS        21 WEEKS
                                        ENDED           ENDED           ENDED
                                       JULY 29,        JULY 31,        JUNE 26,
                                         2000           1999             1999
                                      -----------    -----------     -----------


TOTAL REVENUES                        $ 1,222,358    $   240,966    $ 1,006,804


COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy
   costs) (Note 4)                        927,494        184,761        781,342
  Selling and administrative
   expenses                               266,147         50,450        226,430
  Amortization of excess
   reorganization value (Note 3)           54,644         10,982
  Unusual items (Note 5)                    1,259                        (4,631)
                                      -----------    -----------    -----------


OPERATING (LOSS) INCOME                   (27,186)        (5,227)         3,663
  Interest expense (Note 6)                19,256          3,520         21,794
  Reorganization items (Note 7)                                         167,031
                                      -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEMS                  (46,442)        (8,747)      (185,162)
  Provision for income
   taxes (Note 8)                           3,849             15             60
                                      -----------    -----------    -----------


(LOSS) BEFORE EXTRAORDINARY ITEMS         (50,291)        (8,762)      (185,222)
  Extraordinary items (Note 9)                                         (654,928)
                                      -----------    -----------    -----------

NET (LOSS) INCOME                     $   (50,291)   $    (8,762)   $   469,706
                                      ===========    ===========    ===========


PER SHARE (BASIC AND DILUTED):

  Net (loss) (Note 10)                $     (2.50)   $     (0.44)
                                      ===========    ===========


See Notes to Interim Consolidated Financial Statements. Per share data is not presented for periods prior to June 26, 1999 due to the general lack of comparability as a result of the revised capital structure of the Company.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET


(All dollar amounts in thousands)

                                                        SUCCESSOR COMPANY
                                                    UNAUDITED        AUDITED
                                                     JULY 29,       JANUARY 29,
                                                       2000            2000
                                                    ---------       -----------
      ASSETS

CURRENT ASSETS:
  Cash and short-term investments                   $    53,194     $    51,759
  Accounts and notes receivable
   (less allowance for doubtful
   accounts of $4,611 and
   $10,561, respectively)                                39,320          49,722
  Inventories                                           269,130         268,550
  Prepaid expenses and other
   current assets                                        10,114           8,335
  Deferred income tax                                     2,519           8,993
                                                    -----------     -----------
                                                        374,277         387,359
                                                    -----------     -----------

NONCURRENT ASSETS:
  Capital leases - net                                   56,318          61,067
  Property, plant and equipment - net                   245,811         226,031
  Goodwill - net                                          8,746           8,506
  Beneficial leases - net                                53,628          56,594
  Excess reorganization value - net                     208,042         262,685
  Other assets and deferred
   charges - net                                         20,449          18,215
                                                    -----------     -----------
                                                    $   967,271     $ 1,020,457
                                                    ===========     ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligations
   under capital leases                             $     9,631     $     9,667
  Current maturities of long-term
   debt                                                   5,052           2,292
  Trade accounts and drafts payable                     131,997         124,556
  Payroll and other accrued
   liabilities                                           86,043          88,916
  Accrued interest expense                                3,571           2,863
  Payroll taxes and other
   taxes payable                                         14,133          12,637
                                                    -----------     -----------
                                                        250,427         240,931
                                                    -----------     -----------

NONCURRENT LIABILITIES:
  Obligations under capital leases                       76,982          82,537
  Long-term debt                                        222,771         225,678
  Deferred income tax                                    77,464          80,581
  Other noncurrent liabilities                           26,354          27,166

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized
   1,000,000 shares, $.01 par value;
   none issued
  Common Stock - authorized
   30,000,000 shares, $.01 par value;
   20,106,955 shares outstanding                            201             201
  Capital in excess of par value                        416,207         416,207
  Stock warrants                                          7,249           7,249
  Retained deficit                                     (110,384)        (60,093)
                                                    -----------     -----------

    TOTAL STOCKHOLDERS' EQUITY                          313,273         363,564
                                                    -----------     -----------

                                                    $   967,271     $ 1,020,457
                                                    ===========     ===========

         See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

(All dollar amounts
  in thousands)
                                           SUCCESSOR    SUCCESSOR   PREDECESSOR
                                            COMPANY      COMPANY      COMPANY
                                           ---------    ---------   -----------
                                           26 WEEKS      5 WEEKS      21 WEEKS
                                             ENDED        ENDED         ENDED
                                           JULY 29,     JULY 31,       JUNE 26,
                                             2000         1999          1999
                                           ---------    ---------   -----------

OPERATING ACTIVITIES:
  Net (loss) income                         $ (50,291)   $  (8,762)   $ 469,706
  Adjustments to reconcile
   net (loss) income to net
   cash provided by
   operating activities:
  Depreciation and amortization                20,533        4,615       25,832
  Amortization of excess
   reorganization value                        54,644       10,982
  Gain on sold / closed stores                                           (2,921)
  Reorganization Items:
   Gain from rejected leases                                            (12,830)
   Write-off of unamortized
    deferred financing fees                                              16,591
   Fresh-start adjustments                                              151,161
  Extraordinary items                                                  (654,928)
  Other - net                                    (349)                      120
NET CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable and prepaid
   expenses                                     8,623        5,753       15,437
  Inventories                                    (580)       1,387       22,321
  Payables and accrued expenses                   273       (2,914)      16,477
  Deferred income taxes                         3,357
  Other assets and
   deferred charges                            (2,234)         (12)       1,464
  Other noncurrent liabilities                   (812)        (207)      (4,797)
                                            ---------    ---------    ---------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                          33,164       10,842       43,633
                                            ---------    ---------    ---------

INVESTING ACTIVITIES:
  Capital expenditures                        (34,934)      (3,296)      (6,279)
  Proceeds from sale of assets                  1,539                    17,273
                                            ---------    ---------    ---------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                         (33,395)      (3,296)      10,994
                                            ---------    ---------    ---------

FINANCING ACTIVITIES:
  Net increase (decrease)
   in drafts payable                            6,584       (1,131)      (2,677)
  Payments to settle
   long-term debt                                (147)         (22)      (9,598)
  Borrowing of pre-petition
   revolver debt                                                         31,100
  Repayment of pre-petition
   revolver debt                                                       (144,000)
  Borrowing of DIP revolver debt                                        166,751
  Repayment of DIP revolver debt                                       (166,751)
  Borrowing of new term loan                                            115,000
  Reduction of capital lease
   obligations                                 (4,771)        (746)      (8,487)
  Payment of debt issuance costs                                         (7,906)
                                            ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                           1,666       (1,899)     (26,568)
                                            ---------    ---------    ---------

INCREASE IN CASH AND CASH
 EQUIVALENTS                                    1,435        5,647       28,059
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                           51,759       71,533       43,474
                                            ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                              $  53,194    $  77,180    $  71,533
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

      The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 ("Fiscal 2000") and the Company's Quarterly Report on Form 10-Q for the 13-week period ended April 29, 2000 ("First Quarter Fiscal 2001"). However, as a result of the implementation of fresh-start reporting, the financial statements of the Company after the Effective Date are not comparable to the Company's financial statements for prior periods.

      All significant intercompany transactions and accounts have been eliminated in consolidation.

      Certain amounts in the Consolidated Statement of Cash Flows for the 21-week period ended June 26, 1999 and the 5-week period ended July 31, 1999 have been reclassified for comparative purposes.

      Between March 1, 1999 and June 29, 1999, the Company operated its business as a debtor-in-possession under the Bankruptcy Code. The American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with a bankruptcy court and expect to reorganize under Chapter 11 of the Bankruptcy Code. Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

      In May 2000, the FASB Emerging Issues Task Force ("EITF") issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require Penn Traffic to make certain reclassifications between Total Revenues and Costs and Operating Expenses in the Company's Consolidated Statement of Operations. Penn Traffic will implement EITF 00-14 in the fourth quarter of the Company's current fiscal year (the 53-week period ending February 3, 2001). Penn Traffic expects that the implementation of EITF 00-14 will result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This pronouncement was later amended by SFAS No. 137. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This standard, as amended, is effective for fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS 133 in the first quarter of Fiscal 2002 (the 52-week period ending February 2, 2002). The Company is currently evaluating the impact this pronouncement will have on its financial statements.

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

      The total reorganization value as of the Effective Date was approximately $750 million, which was approximately $327.8 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities. Such excess is classified as "Excess reorganization value" in the accompanying Consolidated Balance Sheet. Such amount is being amortized on a straight-line basis over a three-year period from June 26, 1999.

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

NOTE 4 - SPECIAL CHARGES

      As described in the Company's Annual Report on Form 10-K for Fiscal 2000, during the fiscal year ended January 30, 1999 ("Fiscal 1999"), the Company recorded a special charge of $68.2 million related to Penn Traffic's store rationalization program (net of a $12.7 million gain on the sale of assets in connection with this program). On July 29, 2000 and January 29, 2000, the accrued liability related to these charges was $6.7 million and $9.0 million, respectively. The reduction in such liability since January 29, 2000 is primarily due to cash payments for facility costs.

      During the 8-week and 21-week periods ended June 26, 1999, the Company decided to commence a process to refine the scope of the nonfood merchandise carried in its 15 "Big Bear Plus" combination stores to a smaller number of categories with a greater depth of variety in these categories. Accordingly, during the 21-week period ended June 26, 1999, the Company recorded a special charge of $3.9 million associated with this repositioning of these 15 "Big Bear Plus" combination stores. This charge, which consists of estimated inventory markdowns for discontinued product lines, is included in cost of sales.

NOTE 5 - UNUSUAL ITEMS

      In January 2000, Penn Traffic began a process to (1) reduce the number of distribution centers the Company utilizes for nonperishable grocery products from four to three and (2) transfer the distribution of general merchandise and health and beauty care items from a leased facility in Columbus, Ohio to the Company's Jamestown, New York facility (an owned 267,000 square foot facility which had supplied grocery products to certain stores in upstate New York and northern Pennsylvania until January 2000). This process was completed in June 2000. In connection with the completion of this project, Penn Traffic canceled its lease on a 205,000 square foot distribution center in Columbus, Ohio. During the 13-week period ended July 29, 2000 ("Second Quarter Fiscal 2001") and the 26-week period ended July 29, 2000, the Company recorded an unusual item (expense) of $0.9 million and $1.3 million, respectively, related to the implementation of this warehouse consolidation project.

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


NOTE 6 - INTEREST EXPENSE

      As a result of the Company's Chapter 11 filing on March 1, 1999, no principal or interest payments were made on or after the Petition Date on the Company's former senior and senior subordinated notes. Accordingly, no interest expense for these obligations was accrued on or after such date during the 8-week and 21-week periods ended June 26, 1999. Had such interest been accrued, interest expense for the 8-week and 21-week periods ended June 26, 1999 would have been approximately $22.7 million and $58.8 million, respectively.


NOTE 7 - REORGANIZATION ITEMS

      Reorganization items (expense) included in the accompanying Consolidated Statement of Operations consist of the following items (in thousands):


                                     PREDECESSOR COMPANY
                                ------------------------------
                                8 WEEKS ENDED   21 WEEKS ENDED
                                JUNE 26, 1999   JUNE 26, 1999
                                -------------   -------------

Fresh-start adjustments           $ 151,161       $ 151,161
Gain from rejected leases                           (12,830)
Write-off of unamortized
 deferred financing fees                             16,591
Professional fees                     9,010          12,109
                                  ---------       ---------

      Total Expense               $ 160,171       $ 167,031
                                  =========       =========


      The gain from rejected leases listed above is the difference between the estimated allowed claims for rejected leases and liabilities previously recorded for such leases. The professional fees listed above include accounting, legal, consulting and other miscellaneous services associated with the implementation of the Plan.

NOTE 8 - TAX PROVISION

      The tax provisions for the 13-week and 26-week periods ended July 29, 2000 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

      The tax provision for the 5-week period ended July 31, 1999 is not recorded at statutory rates primarily due to differences between income for financial reporting and tax reporting purposes that result primarily from the amortization of nondeductible excess reorganization value.

      The tax provisions for the 8-week and 21-week periods ended June 26, 1999 are not recorded at statutory rates due to (1) differences between income calculations for financial reporting and tax reporting purposes and (2) the recording of a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.


NOTE 9 - EXTRAORDINARY ITEMS

      The extraordinary items recorded for the 21-week period ended June 26, 1999 of $654.9 million are comprised of the extraordinary gain on debt discharge recognized in the 8-week period ended June 26, 1999 and the write-off of unamortized deferred financing fees associated with the early retirement of the Company's revolving credit facility prior to the Petition Date (the "Pre-petition Revolving Credit Facility") which was recorded during the 13-week period ended May 1, 1999. No corresponding tax benefit has been recorded.

NOTE 10 - NET (LOSS) PER SHARE

      Net (loss) per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. In the calculation of basic EPS, 20,106,955 shares were used. The calculations of diluted EPS exclude the effect of incremental common stock equivalents aggregating 439 shares for Second Quarter Fiscal 2001, since they would have been antidilutive given the net loss for the quarter.

      Net (loss) per share data is not presented for periods prior to June 26, 1999 because of the general lack of comparability as a result of the revised capital structure of the Company.

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)

                                 SUCCESSOR    SUCCESSOR   PREDECESSOR
                                  COMPANY      COMPANY      COMPANY
                                 13 WEEKS      5 WEEKS      8 WEEKS
                                  ENDED         ENDED        ENDED
                                 JULY 29,      JULY 31,     JUNE 26,
                                   2000          1999         1999
                                -----------   ----------  -----------


  EBITDA                           $28,203     $10,611      $14,421

  Cash Interest Expense              9,387       3,439        4,777



                                 26 WEEKS      5 WEEKS     21 WEEKS
                                  ENDED         ENDED       ENDED
                                 JULY 29,      JULY 31,    JUNE 26,
                                   2000          1999        1999
                                -----------   ----------  ----------

  EBITDA                          $50,251       $10,611    $29,772

  Cash Interest Expense            18,821         3,439     20,393


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

      As discussed in Note 6, no interest expense for the Company's $1.132 billion of the Company's former senior and senior subordinated notes was accrued on or after the Petition Date. Had such interest been accrued, cash interest expense for the 8-week and 21-week periods ended June 26, 1999 would have been approximately $22.2 million and $58.8 million, respectively.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


      Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling); labor relations; labor and employee benefit costs; the performance of the stores formerly leased under the New England Operating Agreement (as defined in "Liquidity and Capital Resources" below) and the cost of integrating such stores; the impact of EITF 00-14 on the Company's financial statements and financial results (as discussed in "Impact of New Accounting Standards" below); the impact of the introduction of a loyalty card program on the Company's operating results; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; availability, terms and access to capital; the Company's liquidity and other financial considerations; and the outcome of pending or yet-to-be instituted legal proceedings.

OVERVIEW

      As discussed in Note 1 to the accompanying unaudited Consolidated Financial Statements, the Company emerged from its Chapter 11 proceedings effective June 29, 1999 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of its plan of reorganization (the "Plan") effective June 26, 1999. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has applied fresh-start reporting as of June 26, 1999 which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to June 26, 1999 have been designated "Predecessor Company" and the periods subsequent to June 26, 1999 have been designated "Successor Company." For purposes of the discussion of Results of Operations for the 13-week and 26-week periods ended July 31, 1999, the results of the Predecessor Company and Successor Company have been combined since separate discussions of these periods are not meaningful in terms of their operating results or comparision to the current year.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("SECOND QUARTER FISCAL 2001") AND TWENTY-SIX WEEKS ENDED JULY 29, 2000 COMPARED TO THIRTEEN WEEKS ("SECOND QUARTER FISCAL 2000") AND TWENTY-SIX WEEKS ENDED JULY 31, 1999.

      The following table sets forth Consolidated Statement of Operations components expressed as percentages of total revenues for Second Quarter Fiscal 2001 and Second Quarter Fiscal 2000, and for the 26-week periods ended July 29, 2000 and July 31, 1999, respectively:

                                 Second Quarter Ended    Twenty-six Weeks Ended
                                  JULY 29,    July 31,    JULY 29,    July 31,
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  ----------

Total revenues                   100.0%         100.0%      100.0%      100.0%

Gross profit (1)                  24.3           22.9        24.1        22.6

Gross profit excluding
 special charges (2)              24.3           23.5        24.1        22.9

Selling and administrative
 expenses                         21.5           21.9        21.8        22.2

Amortization of excess
 reorganization value              4.3            1.7         4.5         0.9

Unusual items (3)                  0.1           (0.2)        0.1        (0.4)

Operating (loss)                  (1.7)          (0.5)       (2.2)       (0.1)

Operating income
 excluding unusual items,
 special charges and
 amortization of excess
 reorganization value (4)          2.8            1.7         2.3         0.7

Interest expense                   1.5            1.4         1.6         2.0

Reorganization items                             25.3                    13.4

Net (loss) income                 (3.7)          76.5        (4.1)       36.9

Net income (loss) excluding
 certain non-recurring items
 and amortization of excess
 reorganization value (5)          0.7            0.3         0.4        (1.3)

-----------

See notes below.

(1)   Total revenues less cost of sales.

(2) Gross profit excluding a special charge of $3.9 million in Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999 (see Note 4).

(3) Unusual items (expense) of $0.9 million and $1.3 million for Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000, respectively. Unusual items (income) of $1.0 million and $4.6 million for Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999, respectively (see Note 5).

(4) Operating (loss) for Second Quarter Fiscal 2001 excluding an unusual item (expense) of $0.9 million and amortization of excess reorganization value of $27.3 million. Operating (loss) for the 26-week period ended July 29, 2000 excluding an unusual item (expense) of $1.3 million and amortization of excess reorganization value of $54.6 million. Operating (loss) for Second Quarter Fiscal 2000 excluding an unusual item (income) of $1.0 million, a special charge of $3.9 million, and amortization of excess reorganization value of $11.0 million. Operating (loss) for the 26-week period ended July 31, 1999 excluding a special charge of $3.9 million, unusual items (income) of $4.6 million, and amortization of excess reorganization value of $11.0 million (see Notes 4 and 5).

(5) Net (loss) for Second Quarter Fiscal 2001 excluding an unusual item (expense) of $0.9 million ($0.5 million, after tax) and amortization of excess reorganization value of $27.3 million. Net (loss) for the 26-week period ended July 29, 2000 excluding and an unusual item (expense) of $1.3 million ($0.7 million, after tax) and amortization of excess reorganization value of $54.6 million. Net income for Second Quarter Fiscal 2000 excluding unusual items (income) of $1.0 million, a special charge of $3.9 million, amortization of excess reorganization value of $11.0 million, reorganization items (expense) of $160.2 million and extraordinary items (income) of $656.4 million. Net income for the 26-week period ended July 31, 1999 excluding unusual items (income) of $4.6 million, a special charge of $3.9 million, amortization of excess reorganization value of $11.0 million, reorganization items (expense) of $167.0 million and extraordinary items (income) of $654.9 million (see Notes 4, 5, 7 and 9).

      Total revenues for Second Quarter Fiscal 2001 decreased to $629.7 million from $632.7 million in Second Quarter Fiscal 2000. Total revenues for the 26-week period ended July 29, 2000 decreased to $1.222 billion from $1.248 billion for the 26-week period ended July 31, 1999. The decrease in revenues for Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000 is primarily attributable to (1) a reduction in the number of stores the Company operated during Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000 as compared to the comparable prior year periods resulting from the Company's decision to close or sell certain stores as part of the Company's store rationalization program (during the fiscal year ended January 29, 2000, Penn Traffic sold or closed 21 stores in connection with this program; 19 of these stores were sold or closed in the 13-week period ended May 1, 1999) and
(2) a decline in wholesale revenues. These decreases were partially offset by an increase in same store sales for Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000.

      Same store sales for Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000 increased 1.3% and 0.9%, respectively, from the comparable prior year period.

      Wholesale supermarket revenues were $70.5 million in Second Quarter Fiscal 2001 compared to $76.0 million in Second Quarter Fiscal 2000. Wholesale supermarket revenues were $138.2 million for the 26-week period ended July 29, 2000 compared to $151.4 million for the 26-week period ended July 31, 1999. The decrease in wholesale revenues resulted primarily from a reduction in the number of customers of the Company's wholesale/franchise business.

      Gross profit in Second Quarter Fiscal 2001 was 24.3% of revenues compared to 22.9% of revenues in Second Quarter Fiscal 2000. Gross profit for the 26-week period ended July 29, 2000 was 24.1% of revenues compared to 22.6% of revenues for the 26-week period ended July 31, 1999. Gross profit excluding a special charge of $3.9 million for Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999 was 23.5% and 22.9% of revenues, respectively. The increase in gross profit excluding special charges as a percentage of revenues in Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000 was primarily a result of (1) reduced inventory shrink expense as a percentage of revenues (2) an increase in allowance income from the Company's vendors and (3) a reduction in depreciation and amortization expense (as described below). These increases in gross profit excluding special charges were partially offset by increased promotional spending recorded in selling and administrative expenses (as described below).

      Selling and administrative expenses in Second Quarter Fiscal 2001 were 21.5% of revenues compared to 21.9% of revenues in Second Quarter Fiscal 2000. For the 26-week period ended July 29, 2000, selling and administrative expenses were 21.8% of revenues compared to 22.2% for the 26-week period ended July 31, 1999. The reduction in selling and administrative expenses as a percentage of revenues in Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000 was primarily due to (1) the benefit of numerous cost reduction initiatives, (2) a reduction in bad debt expense and (3) reductions in depreciation expenses and goodwill amortization (as described below). Included in selling and administrative expenses in Second Quarter Fiscal 2000 was a $1.9 million increase to the allowance for doubtful accounts primarily related to certain receivables from the Company's pharmacy operations. These reductions of selling and administrative expenses as a percentage of revenues in Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000 were partially offset by an increase in promotional spending to drive increased traffic and launch a number of new capital projects. (The Company accounts for certain promotional expenses in the Selling and administrative expenses line of the Consolidated Statement of Operations.)

      Depreciation and amortization expense was $10.3 million in Second Quarter Fiscal 2001 and $13.9 million in Second Quarter Fiscal 2000, representing 1.6% and 2.2% of revenues, respectively. Depreciation and amortization expense was $20.5 million for the 26-week period ended July 29, 2000 and $30.4 million for the 26-week period ended July 31, 1999, representing 1.7% and 2.4% of revenues, respectively. Depreciation and amortization expense decreased in Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000 primarily due to (1) a reduction in the carrying value of property, plant and equipment associated with the implementation of fresh-start reporting (see Note 3) and (2) the elimination of goodwill associated with the implementation of fresh-start reporting.

      During Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000, amortization of excess reorganization value was $27.3 million and $54.6 million, respectively. The excess reorganization value asset of $327.8 million, which was established on the Effective Date in connection with the implementation of fresh-start reporting, is being amortized on a straight-line basis over a three-year period from June 26, 1999 (see Note 3).

      During Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000, the Company recorded unusual items (expense) of $0.9 million and $1.3 million, respectively, related to the implementation of a warehouse consolidation project (see Note 5). During the 8-week and 21-week periods ended June 26, 1999 , the Company recorded unusual items (income) of $1.0 million and $4.6 million, respectively, associated with the Company's store rationalization program (see Note 5).

      Operating (loss) for Second Quarter Fiscal 2001 was $10.8 million or 1.7% of total revenues compared to an operating (loss) of $3.4 million or 0.5% of total revenues in Second Quarter Fiscal 2000. For Second Quarter Fiscal 2001, operating income excluding unusual items, special charges and amortization of excess reorganization value was $17.4 million or 2.8% of revenues. For Second Quarter Fiscal 2000 operating income excluding unusual items, special charges and amortization of excess reorganization value was $10.5 million or 1.7% of revenues. Operating income excluding unusual items, special charges and amortization of excess reorganization value as a percentage of revenues increased in Second Quarter Fiscal 2001 due to an increase in gross profit excluding special charges as a percentage of revenues and a reduction of selling and administrative expenses as a percentage of revenues.

      Operating (loss) for the 26-week period ended July 29, 2000 was $27.2 million or 2.2% of total revenues compared to an operating (loss) of $1.6 million or 0.1% of total revenues for the 26-week period ended July 31, 1999. Operating income excluding unusual items and amortization of excess reorganization value for the 26-week period ended July 29, 2000 was $28.7 million or 2.3% of revenues. Operating income excluding unusual items, special charges and amortization of excess reorganization value for the 26-week period ended July 31, 1999 was $8.7 million or 0.7% of revenues. Operating income excluding unusual items, special charges and amortization of excess reorganization value as of percentage of revenues increased in the 26-week period ended July 29, 2000 primarily due to an increase in gross profit excluding special charges as a percentage of revenues and a reduction in selling and administrative expenses as a percentage of revenues.

      Interest expense for Second Quarter Fiscal 2001 and Second Quarter Fiscal 2000 was $9.6 million and $8.8 million, respectively. Interest expense for the 26-week period ended July 29, 2000 was $19.3 million compared to $25.3 million for the 26-week period ended July 31, 1999. Interest expense for Second Quarter Fiscal 2001 declined due to the implementation of the Plan on June 29, 1999, which has substantially reduced the Company's debt. As discussed in Note 6, the Company discontinued the accrual of interest on the Company's former senior and senior subordinated notes on March 1, 1999 (the "Petition Date").

      During Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999, the Company recorded reorganization items (expense) of $160.2 million and $167.0 million, respectively (see Note 7).

      Income tax provision was $3.1 million for Second Quarter Fiscal 2001 compared to a tax provision of $0.0 million in Second Quarter Fiscal 2000. Income tax provision for the 26-week period ended July 29, 2000 was $3.8 million compared to a tax provision of $0.0 million for the 26-week period ended July 31, 1999. The effective tax rate for Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000 varies from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

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

      During Second Quarter Fiscal 2000 and the 26-week period ended July 31, 1999, the Company recorded extraordinary items (income) of $656.4 million and $654.9 million, respectively (see Note 9).

      Net (loss) for Second Quarter Fiscal 2001 was $23.6 million compared to net income of $484.0 million for Second Quarter Fiscal 2000. Net income excluding certain non-recurring items and amortization of excess reorganization value was $4.3 million for Second Quarter Fiscal 2001 compared to net income of $1.7 million for Second Quarter Fiscal 2000.

      Net (loss) for the 26-week period ended July 29, 2000 was $50.3 million compared to the net income of $460.9 million for the 26-week period ended July 31, 1999. Net income excluding certain non-recurring items and amortization of excess reorganization value was $5.1 million for the 26-week period ended July 29, 2000 compared to a net (loss) of $16.7 million for the 26-week period ended July 31, 1999.

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

      The New Senior Notes which mature on June 29, 2009, do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices at 106% of par beginning in the year 2004 and declining annually thereafter to par in 2008, and at 111% of par under other specified circumstances as dictated by the Plan.

      Pursuant to the terms of the indenture for the New Senior Notes (the "Indenture"), the Company, at its election, can choose to pay interest on the New Senior Notes, at the rate of 11% per annum, for the first two years (i.e., the first four semi-annual interest payments) through the issuance of additional notes; thereafter, interest on the New Senior Notes will be payable at the rate of 11% per annum, in cash. Any notes issued in lieu of interest would also mature on June 29, 2009 and bear interest at 11% per annum. The Company paid the interest on the New Senior Notes in cash for the first two semi-annual interest periods. The Company also currently expects to make all future interest payments on the New Senior Notes in cash instead of through the issuance of any additional notes. The Indenture contains certain negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness, permit additional liens and make certain restricted payments.

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
                                                  --------

                                                  $115,000
                                                  ========

      Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. As of July 29, 2000, there were no borrowings under the New Revolving Credit Facility. Availability under the New Revolving Credit Facility was approximately $145 million as of July 29, 2000.

      During April 2000, the Company entered into interest rate swap agreements, which expire in five years, that effectively convert $50 million of its variable rate borrowings into fixed rate obligations. Under the terms of these agreements, the Company makes payments at a weighted average fixed interest rate of 7.08% and receives payments at variable interest rates based on LIBOR.

      During Second Quarter Fiscal 2001, the Company's internally generated funds from operations provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs, and pay expenditures related to the Company's financial restructuring. For the next year, the Company expects to utilize internally generated funds from operations, available cash resources and amounts available under the New Revolving Credit Facility to satisfy its operating, capital expenditure and debt service needs, to finance the repurchase of shares of its common stock under its stock repurchase program and to pay expenditures related to the Company's financial restructuring.

      Cash flows to meet the Company's operating requirements during the 26-week period ended July 29, 2000 are reported in the Consolidated Statement of Cash Flows. During the 26-week period ended July 29, 2000, the Company's net cash used in investing activities was $33.4 million. This amount was financed by net cash provided by operating activities of $33.2 million and net cash provided by financing activities of $1.7 million for such period.

      In July 1990, the Company entered into a 10-year operating agreement (the "New England Operating Agreement") with The Grand Union Company ("Grand Union") pursuant to which Grand Union acquired the right to operate 13 stores in Vermont and New Hampshire under the "Grand Union" trade name until July 31, 2000. Prior to July 1990, these stores had been operated by Penn Traffic under the Company's "P&C" trade name. On August 1, 2000, the Company regained operating control of nine stores that were subject to the New England Operating Agreement. These nine stores were opened for business on various dates between August 3, 2000 and August 13, 2000.

      The Total Revenues account of the Company's Consolidated Statement of Operations for Fiscal 2000 includes approximately $13 million of income allocable to payments made by Grand Union to the Company pursuant to the New England Operating Agreement. The Company recorded approximately $2.8 million and $5.7 million of income related to the New England Operating Agreement in Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000, respectively. Based upon the operation of these stores by Grand Union and other relevant factors, the Company believes the operating income allocable from such stores after August 1, 2000 will be substantially less, on an annual basis, than the income received pursuant to the New England Operating Agreement. The Company expects that such stores will not make a contribution to the Company's EBITDA in the 13-week period ending October 28, 2000 ("Third Quarter Fiscal 2001") after taking into consideration start-up costs and the fact that the stores will not have been in operation for an entire quarter. In the 13-week period ended October 30, 1999, Penn Traffic recorded approximately $3.1 million of income related to the New England Operating Agreement.

      During Third Quarter Fiscal 2001, the Company commenced implementation of a loyalty card program in its 70 "Big Bear" stores in Ohio and West Virginia. The Company expects the rollout of this loyalty card program to reduce Third Quarter Fiscal 2001 income as a result of the start-up costs associated with this program. Depending upon the success of the loyalty card program in the Company's 70 Big Bear Stores, Penn Traffic will consider introducing a loyalty card program in other markets in the future.

      During the fiscal year ending February 3, 2001, the Company expects to invest approximately $70 million in capital expenditures (including capital leases) as part of its $100 million 18-month capital expenditure program. The Company expects to finance such capital expenditures through cash generated from operations, available cash resources and amounts available under the New Revolving Credit Facility. Capital expenditures will be principally for new stores, store remodels and investments in the Company's distribution infrastructure and technology.

      On June 29, 2000, the Company announced that its Board of Directors has authorized the Company to repurchase up to an aggregate value of $10 million of Penn Traffic's common stock from time to time in the open market or privately negotiated transactions. The timing and amounts of purchases will be governed by prevailing market conditions and other considerations.

      Penn Traffic's ability to repurchase its common stock is subject to limitations contained in the Company's debt instruments. The Company is currently allowed to repurchase approximately $5.5 million of common shares under these agreements. This amount will change on a quarterly basis based on the Company's financial results. Between July 31, 2000 and September 1, 2000, the Company repurchased 48,000 shares of common stock at an average price of $7.15 per share.


IMPACT OF NEW ACCOUNTING STANDARDS

      Existing generally accepted accounting principles do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers. The FASB Emerging Issues Task Force ("EITF"), a group responsible for promulgating changes to accounting policies and procedures, has issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require Penn Traffic to make certain reclassifications between Total Revenues and Costs and Operating Expenses in the Company's Consolidated Statement of Operations. Penn Traffic will implement EITF 00-14 in the fourth quarter of the Company's current fiscal year (the 53-week period ending February 3, 2001). In accordance with such implementation, Penn Traffic will also reclassify certain prior period financial statements for comparability purposes.

      Penn Traffic expects that the implementation of EITF 00-14 will result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses. Accordingly, Penn Traffic is currently reviewing this pronouncement with its auditors and therefore, cannot quantify the precise effect on reported Revenues, Costs and Operating Expenses or same store sales results. The Company believes that the implementation of EITF 00-14 will not have an effect on Penn Traffic's reported Operating Income, EBITDA or Net Income (Loss). The Company currently expects that the implementation of this new accounting pronouncement will result in a reduction to the Company's same store sales trends for the first two quarters of the Company's current fiscal year (13-week periods ended April 29, 2000 and July 29, 2000) from that reported under the Company's existing income statement classifications due, in part, to the increased promotional allowance opportunities which the Company's vendors have made available to the Company in the current fiscal year as compared to the prior year. Based on current information and Penn Traffic's current interpretation of EITF 00-14, the Company expects that its second quarter same store sales will still be greater than the comparable prior year period after taking into account the reclassifications described above.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This pronouncement was later amended by SFAS No. 137. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This standard, as amended, is effective for fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS 133 in the first quarter of Fiscal 2002 (the 52-week period ending February 2, 2002). The Company is currently evaluating the impact this pronouncement will have on its financial statements.

PART II.  OTHER INFORMATION

      All items which are not applicable or to which the answer is negative, have been omitted from this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Penn Traffic's Annual Meeting of stockholders was held on July 12, 2000. At the meeting nine directors were elected to serve for a term of one year on the Company's Board of Directors by the following votes:

                                          FOR                 WITHHELD
                                          ---                 --------

      Byron E. Allumbaugh                19,744,099              28,895
      Kevin P. Collins                   19,744,552              28,442
      Joseph V. Fisher                   19,739,724              33,270
      Martin A. Fox                      19,741,925              31,069
      David B. Jenkins                   19,743,593              29,401
      Gabriel S. Nechamkin               19,744,541              28,453
      Lief D. Rosenblatt                 19,737,068              35,926
      Mark D. Sonnino                    19,744,578              28,416
      Peter L. Zurkow                    19,744,665              28,329

      At the Annual Meeting, the selection of PricewaterhouseCoopers LLP as auditors for the Company for Fiscal 2001 was ratified by a vote of 19,760,852 shares in favor, 6,543 shares opposed and 5,599 abstentions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          EXHIBIT NUMBER            DESCRIPTION
          --------------            -----------

                  27.1              Financial Data Schedule

                  10.10A Amendment No. 1 to the Revolving Credit and Term Loan Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the Lenders party thereto.


      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the fiscal quarter ended July 29, 2000.

                                SIGNATURES
                                ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE PENN TRAFFIC COMPANY


     September 11, 2000             /s/- Joseph V. Fisher
                                    ---------------------------------
                                    By:  Joseph V. Fisher
                                         President, Chief Executive
                                         Officer and Director





     September 11, 2000             /s/- Martin A. Fox
                                    ---------------------------------
                                    By:  Martin A. Fox
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Director