Form 10-Q
period 2000-10-28
PENN TRAFFIC CO
filed 2000-12-12
CIK 77155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended October 28, 2000


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

                              YES  |X|   NO  |_|


      Common stock, par value $.01 per share: 20,053,955 shares outstanding as of December 8, 2000

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
  except per share data)

                                               13 WEEKS      13 WEEKS
                                                ENDED         ENDED
                                              OCTOBER 28,   OCTOBER 30,
                                                 2000          1999
                                              ----------    ----------
TOTAL REVENUES                                $ 611,265     $ 610,563


COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy costs)                  468,662       466,042
  Selling and administrative
   expenses                                     134,458       130,753
  Amortization of excess
   reorganization value (Note 3)                 27,318        28,552
  Unusual items (Note 5)                                        1,900
                                              ---------     ---------


OPERATING (LOSS)                                (19,173)      (16,684)
  Interest expense                                9,507         9,450
                                              ---------     ---------

(LOSS) BEFORE INCOME TAXES                      (28,680)      (26,134)
  (Benefit) Provision for income
   taxes (Note 8)                                  (336)          992
                                              ---------     ---------

NET (LOSS)                                    $ (28,344)    $ (27,126)
                                              =========     =========

PER SHARE (BASIC AND DILUTED):

  Net (loss) (Note 10)                        $   (1.41)    $   (1.34)
                                              =========     =========

See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
  except per share data)

                                          SUCCESSOR      SUCCESSOR   PREDECESSOR
                                           COMPANY        COMPANY      COMPANY
                                           39 WEEKS      18 WEEKS      21 WEEKS
                                            ENDED          ENDED        ENDED
                                          OCTOBER 28,   OCTOBER 30,    JUNE 26,
                                             2000          1999          1999
                                          ----------    -----------  -----------
TOTAL REVENUES                            $1,833,623    $  851,529   $1,006,804

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy
   costs) (Note 4)                         1,396,156       650,803      781,342
  Selling and administrative
   expenses                                  400,605       181,203      226,430
  Amortization of excess
   reorganization value (Note 3)              81,962        39,534
  Unusual items (Note 5)                       1,259         1,900       (4,631)
                                          ----------    ----------   ----------


OPERATING (LOSS) INCOME                      (46,359)      (21,911)       3,663
  Interest expense (Note 6)                   28,763        12,970       21,794
  Reorganization items (Note 7)                                         167,031
                                          ----------    ----------   ----------

(LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEMS                     (75,122)      (34,881)    (185,162)
  Provision for income
   taxes (Note 8)                              3,513         1,007           60
                                          ----------    ----------   ----------

(LOSS) BEFORE EXTRAORDINARY ITEMS            (78,635)      (35,888)    (185,222)
  Extraordinary items (Note 9)                                         (654,928)
                                          ----------    ----------   ----------

NET (LOSS) INCOME                         $  (78,635)   $  (35,888)  $  469,706
                                          ==========    ==========   ==========

PER SHARE (BASIC AND DILUTED):

  Net (loss) (Note 10)                    $    (3.91)   $    (1.78)
                                          ==========    ==========

See Notes to Interim Consolidated Financial Statements. Per share data is not presented for periods prior to June 26, 1999 due to the general lack of comparability as a result of the revised capital structure of the Company.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET


(All dollar amounts in thousands)

                                                    UNAUDITED        AUDITED
                                                    OCTOBER 28,    JANUARY 29,
                                                       2000           2000
                                                    ----------     ----------
      ASSETS

CURRENT ASSETS:
  Cash and short-term investments                   $   37,764    $   51,759
  Accounts and notes receivable
   (less allowance for doubtful
   accounts of $5,044 and
   $10,561, respectively)                               43,672        49,722
  Inventories                                          280,669       268,550
  Prepaid expenses and other
   current assets                                       10,500         8,335
  Deferred income tax                                    2,051         8,993
                                                    ----------    ----------

                                                       374,656       387,359
                                                    ----------    ----------
NONCURRENT ASSETS:
  Capital leases - net                                  54,483        61,067
  Property, plant and equipment - net                  250,738       226,031
  Goodwill - net                                         9,257         8,506
  Beneficial leases - net                               52,145        56,594
  Excess reorganization value - net                    180,724       262,685
  Other assets - net                                    22,299        18,215
                                                    ----------    ----------

                                                    $  944,302    $1,020,457
                                                    ==========    ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligations
   under capital leases                             $    9,205    $    9,667
  Current maturities of long-term
   debt                                                  5,057         2,292
  Trade accounts and drafts payable                    133,695       124,556
  Other accrued liabilities                             86,255        88,916
  Accrued interest expense                               6,954         2,863
  Taxes payable                                         11,688        12,637
                                                    ----------    ----------

                                                       252,854       240,931
                                                    ----------    ----------
NONCURRENT LIABILITIES:
  Obligations under capital leases                      75,288        82,537
  Long-term debt                                       228,392       225,678
  Deferred income tax                                   76,639        80,581
  Other noncurrent liabilities                          26,575        27,166


STOCKHOLDERS' EQUITY:
  Preferred stock - authorized
   1,000,000 shares, $.01 par value;
   none issued
  Common stock - authorized
   30,000,000 shares, $.01 par value;
   20,053,955 shares outstanding                           201           201
  Capital in excess of par value                       416,207       416,207
  Stock warrants                                         7,249         7,249
  Retained deficit                                    (138,728)      (60,093)
  Treasury stock (Note 11)                                (375)
                                                    ----------    ----------

    TOTAL STOCKHOLDERS' EQUITY                         284,554       363,564
                                                    ----------    ----------

                                                    $  944,302    $1,020,457
                                                    ==========    ==========

             See Notes to Interim Consolidated Financial Statements.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

(All dollar amounts
  in thousands)
                                           SUCCESSOR    SUCCESSOR  PREDECESSOR
                                            COMPANY      COMPANY     COMPANY
                                           39 WEEKS     18 WEEKS    21 WEEKS
                                            ENDED        ENDED       ENDED
                                          OCTOBER 28,  OCTOBER 30,  JUNE 26,
                                             2000         1999        1999
                                          ----------   ----------  ----------
OPERATING ACTIVITIES:
  Net (loss) income                         $ (78,635)   $ (35,888)   $ 469,706
  Adjustments to reconcile
   net (loss) income to net
   cash provided by (used in)
   operating activities:
  Depreciation and amortization                31,427       15,453       25,832
  Amortization of excess
   reorganization value                        81,962       39,534
  Gain on sold / closed stores                                           (2,921)
  Reorganization items:
   Gain from rejected leases                                            (12,830)
   Write-off of unamortized
    deferred financing fees                                              16,591
   Fresh-start adjustments                                              151,161
  Extraordinary items                                                  (654,928)
  Other - net                                    (353)         328          120
NET CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable and prepaid
   expenses                                     3,885        7,123       15,437
  Inventories                                 (12,119)     (35,783)      22,321
  Payables and accrued expenses                 3,410        7,962       16,477
  Deferred income taxes                         3,000
  Other assets - net                           (4,084)       1,970        1,464
  Other noncurrent liabilities                   (591)      (3,071)      (4,797)
                                            ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                          27,902       (2,372)      43,633
                                            ---------    ---------    ---------

INVESTING ACTIVITIES:
  Capital expenditures                        (47,964)     (14,311)      (6,279)
  Proceeds from sale of assets                  1,545        3,227       17,273
                                            ---------    ---------    ---------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                         (46,419)     (11,084)      10,994
                                            ---------    ---------    ---------

FINANCING ACTIVITIES:
  Net increase (decrease) in
   drafts payable                               6,309       (4,397)      (2,677)
  Payments to settle
   long-term debt                              (1,221)         (92)      (9,598)
  Borrowing of pre-petition
   revolver debt                                                         31,100
  Repayment of pre-petition
   revolver debt                                                       (144,000)
  Borrowing of DIP revolver debt                                        166,751
  Repayment of DIP revolver debt                                       (166,751)
  Borrowing of new term loan                                            115,000
  Borrowing of new revolving debt              21,700
  Repayment of new revolving debt             (15,000)
  Reduction of capital lease
   obligations                                 (6,891)      (3,158)      (8,487)
  Payment of debt issuance costs                                         (7,906)
  Purchase of treasury stock                     (375)
                                            ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                           4,522       (7,647)     (26,568)
                                            ---------    ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                  (13,995)     (21,103)      28,059
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                           51,759       71,533       43,474
                                            ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                              $  37,764    $  50,430    $  71,533
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

      Consummation of the Plan has resulted in (1) the former $732.2 million principal amount of the Company's senior notes being exchanged for $100 million of new senior notes and 19,000,000 shares of newly issued common stock (the "New Common Stock"), (2) the former $400 million principal amount of senior subordinated notes being exchanged for 1,000,000 shares of New Common Stock and six-year warrants to purchase 1,000,000 shares of New Common Stock having an exercise price of $18.30 per share, (3) holders of Penn Traffic's formerly issued common stock receiving one share of New Common Stock for each 100 shares of common stock held immediately prior to the Petition Date, for a total of 106,955 new shares and (4) the cancellation of all outstanding options and warrants to purchase shares of the Company's former common stock. The Plan also provides for issuance to officers and key employees options to purchase up to 2,297,000 shares of New Common Stock. The Company's New Common Stock and warrants to purchase common stock are currently trading on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively.

      The Plan also provided for payment in full of all of the Company's obligations to its other creditors.

      On the Effective Date, in connection with the consummation of the Plan, the Company entered into a new $320 million secured credit facility (the "New Credit Facility"). The New Credit Facility includes (1) a $205 million revolving credit facility and (2) a $115 million term loan. The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets.

      Proceeds from the New Credit Facility were used to satisfy the Company's obligations under its debtor-in-possession financing that had been established in connection with the Bankruptcy Cases, pay certain costs of the reorganization process and are available to satisfy the Company's ongoing working capital and capital expenditure requirements.


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

      The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 ("Fiscal 2000") and the Company's Quarterly Reports on Form 10-Q for the 13-week periods ended April 29, 2000 and July 29, 2000. However, as a result of the implementation of fresh-start reporting, the financial statements of the Company after the Effective Date are not comparable to the Company's financial statements for prior periods.

      All significant intercompany transactions and accounts have been eliminated in consolidation.

      Certain amounts in the Consolidated Statement of Cash Flows for the 21-week period ended June 26, 1999 and the 18-week period ended October 30, 1999 have been reclassified for comparative purposes.

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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

      In May 2000, the FASB Emerging Issues Task Force ("EITF") issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require Penn Traffic to make certain reclassifications between Total Revenues and Costs and Operating Expenses in the Company's Consolidated Statement of Operations. Penn Traffic currently expects to implement EITF 00-14 in the second quarter of the fiscal year ending February 2, 2002 ("Fiscal 2002"). Penn Traffic expects that the implementation of EITF 00-14 will result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This pronouncement was later amended by SFAS No. 137. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This standard, as amended, is effective for fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS 133 in the first quarter of Fiscal 2002. The Company is currently evaluating the impact this pronouncement will have on its financial statements.

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

NOTE 4 - SPECIAL CHARGES

      As described in the Company's Annual Report on Form 10-K for Fiscal 2000, during the fiscal year ended January 30, 1999, the Company recorded a special charge of $68.2 million related to Penn Traffic's store rationalization program (net of a $12.7 million gain on the sale of assets in connection with this program). On October 28, 2000 and January 29, 2000, the accrued liability related to these charges was $6.7 million and $9.0 million, respectively. The reduction in such liability since January 29, 2000 is primarily due to cash payments for facility costs.

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


NOTE 5 - UNUSUAL ITEMS

      In January 2000, Penn Traffic began a process to (1) reduce the number of distribution centers the Company utilizes for nonperishable grocery products from four to three and (2) transfer the distribution of general merchandise and health and beauty care items from a leased facility in Columbus, Ohio to the Company's Jamestown, New York facility (an owned 267,000 square foot facility which had supplied grocery products to certain stores in upstate New York and northern Pennsylvania until January 2000). This process was completed in June 2000. In connection with the completion of this project, Penn Traffic canceled its lease on a 205,000 square foot distribution center in Columbus, Ohio. During the 39-week period ended October 28, 2000 the Company recorded an unusual item (expense) of $1.3 million related to the implementation of this warehouse consolidation project.

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


NOTE 6 - INTEREST EXPENSE

      As a result of the Company's Chapter 11 filing on March 1, 1999, no principal or interest payments were made on or after the Petition Date on the Company's former senior and senior subordinated notes. Accordingly, no interest expense for these obligations was accrued on or after such date during the 21-week period ended June 26, 1999. Had such interest been accrued, interest expense for the 21-week period ended June 26, 1999 would have been approximately $58.8 million.


NOTE 7 - REORGANIZATION ITEMS

      Reorganization items (expense) included in the accompanying Consolidated Statement of Operations consist of the following items (in thousands):

                                                          PREDECESSOR
                                                            COMPANY
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

NOTE 8 - TAX PROVISION

      The tax provisions for the 13-week and 39-week periods ended October 28, 2000 and the 13-week and 18-week periods ended October 30, 1999 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

      The tax provision for the 21-week period ended June 26, 1999 is not recorded at statutory rates due to (1) differences between income calculations for financial reporting and tax reporting purposes and (2) the recording of a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.


NOTE 9 - EXTRAORDINARY ITEMS

      The extraordinary items recorded for the 21-week period ended June 26, 1999 of $654.9 million are comprised of the write-off of unamortized deferred financing fees associated with the early retirement of the Company's revolving credit facility prior to the Petition Date and the extraordinary gain on debt discharge recognized in connection with the implementation of the Plan. No corresponding tax benefit has been recorded.

NOTE 10 - NET (LOSS) PER SHARE

      Net (loss) per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. In the calculation of basic EPS, 20,069,867, 20,094,592, 20,106,955 and 20,106,955 shares were used for the 13-week and 39-week periods ended October 28, 2000, and the 13-week and 18-week periods ended October 30, 1999, respectively. The calculations of diluted EPS exclude the effect of incremental common stock equivalents aggregating 2,228 shares for the 13-week period ended October 28, 2000, since they would have been antidilutive given the net loss for the quarter.

      Net (loss) per share data is not presented for periods prior to June 26, 1999 because of the general lack of comparability as a result of the revised capital structure of the Company.


NOTE 11 - STOCKHOLDERS' EQUITY

      On June 29, 2000, the Company announced that its Board of Directors has authorized the Company to repurchase up to an aggregate value of $10 million of Penn Traffic's common stock from time to time in the open market or privately negotiated transactions. The timing and amounts of purchases will be governed by prevailing market conditions and other considerations.

      Penn Traffic's ability to repurchase its common stock is subject to limitations contained in the Company's debt instruments. The Company is currently allowed to repurchase approximately $5 million of common shares under these agreements. This amount will change on a quarterly basis based on the Company's financial results. During the 13-week and 39-week periods ended October 28, 2000, the Company invested $0.4 million to repurchase 53,000 shares of Penn Traffic's common stock for an average price of $7.08 per share.

NOTE 12 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)

                                 SUCCESSOR    SUCCESSOR   PREDECESSOR
                                  COMPANY      COMPANY      COMPANY
                                -----------   ----------  ----------
                                 39 WEEKS     18 WEEKS
                                  ENDED         ENDED
                                OCTOBER 28,   OCTOBER 30
                                   2000          1999
                                -----------   ----------
  EBITDA                          $19,538       $25,231

  Cash Interest Expense             9,290         9,238

                                 39 WEEKS     18 WEEKS     21 WEEKS
                                  ENDED         ENDED       ENDED
                                OCTOBER 28,   OCTOBER 30   JUNE 26,
                                   2000          1999        1999
                                -----------   ----------  ----------
  EBITDA                          $69,789       $35,842      $29,772

  Cash Interest Expense            28,111        12,677       20,393

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

      Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling); labor relations; labor and employee benefit costs; the performance of the stores formerly leased under the New England Operating Agreement (as defined in "Results of Operations - Gross profit" below) and the cost of integrating such stores; the impact of EITF 00-14 on the Company's financial statements and financial results (as discussed in "Impact of New Accounting Standards" below); the impact of the introduction of loyalty card programs on the Company's operating results; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; availability, terms and access to capital; the Company's liquidity and other financial considerations; and the outcome of pending or yet-to-be instituted legal proceedings.

OVERVIEW

      As discussed in Note 1 to the accompanying unaudited Consolidated Financial Statements, the Company emerged from its Chapter 11 proceedings effective June 29, 1999 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of its plan of reorganization (the "Plan") effective June 26, 1999. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has applied fresh-start reporting as of June 26, 1999 which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to June 26, 1999 have been designated "Predecessor Company" and the periods subsequent to June 26, 1999 have been designated "Successor Company." For purposes of the discussion of Results of Operations for the 39-week period ended October 30, 1999, the results of the Predecessor Company and Successor Company have been combined since separate discussions of these periods are not meaningful in terms of their operating results or comparisons to the current year.

RESULTS OF OPERATIONS


THIRTEEN WEEKS ("THIRD QUARTER FISCAL 2001") AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTEEN WEEKS ("THIRD QUARTER FISCAL 2000") AND THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999.

      The following table sets forth Consolidated Statement of Operations components expressed as percentages of total revenues for Third Quarter Fiscal 2001 and Third Quarter Fiscal 2000, and for the 39-week periods ended October 28, 2000 and October 30, 1999, respectively:

                                 Third Quarter Ended         Thirty-nine Weeks Ended
                               October 28,  October 30,     October 28,   October 30,
                                  2000          1999           2000          1999
                                 -----          -----          -----         -----
Total revenues                   100.0%         100.0%         100.0%        100.0%

Gross profit (1)                  23.3           23.7           23.9          22.9

Gross profit excluding
 special charges (2)              23.3           23.7           23.9          23.1

Selling and administrative
 expenses                         22.0           21.4           21.8          21.9

Amortization of excess
 reorganization value              4.5            4.7            4.5           2.1

Unusual items (3)                                 0.3            0.1          (0.1)

Operating (loss)                  (3.1)          (2.7)          (2.5)         (1.0)

Operating income
 excluding unusual items,
 special charges and
 amortization of excess
 reorganization value (4)          1.3            2.3            2.0           1.2

Interest expense                   1.6            1.5            1.6           1.9

Reorganization items                                                           9.0

Net (loss) income                 (4.6)          (4.4)          (4.3)         23.3

Net (loss) income excluding
 certain non-recurring items
 and amortization of excess
 reorganization value (5)         (0.2)           0.4            0.2          (0.8)

------------------------------------


See notes below.

(1)   Total revenues less cost of sales.

(2) Gross profit excluding a special charge of $3.9 million for the 39-week period ended October 30, 1999 (see Note 4).

(3) Unusual items (expense) of $1.3 million for the 39-week period ended October 28, 2000. Unusual items of $1.9 million (expense) and $2.7 million (income) for Third Quarter Fiscal 2000 and the 39-week period ended October 30, 1999, respectively (see Note 5).

(4) Operating (loss) for Third Quarter Fiscal 2001 excluding amortization of excess reorganization value of $27.3 million. Operating (loss) for the 39-week period ended October 28, 2000 excluding an unusual item (expense) of $1.3 million and amortization of excess reorganization value of $82.0 million. Operating (loss) for Third Quarter Fiscal 2000 excluding an unusual item (expense) of $1.9 million and amortization of excess reorganization value of $28.6 million. Operating (loss) for the 39-week period ended October 30, 1999 excluding a special charge (expense) of $3.9 million, unusual items (income) of $2.7 million, and amortization of excess reorganization value of $39.5 million (see Notes 4 and 5).

(5) Net (loss) for Third Quarter Fiscal 2001 excluding amortization of excess reorganization value of $27.3 million. Net income for the 39-week period ended October 28, 2000 excluding an unusual item (expense) of $1.3 million ($0.7 million, after tax) and amortization of excess reorganization value of $82.0 million. Net income for Third Quarter Fiscal 2000 excluding unusual item (expense) of $1.9 million ($1.1 million, after tax) and amortization of excess reorganization value of $28.6 million. Net (loss) for the 39-week period ended October 30, 1999 excluding pre-tax unusual items (income) of $2.7 million, a pre-tax special charge of $3.9 million, amortization of excess reorganization value of $39.5 million, reorganization items (expense) of $167.0 million and extraordinary items (income) of $654.9 million (see Notes 4, 5, 7 and 9).

REVENUES

      Total revenues for Third Quarter Fiscal 2001 increased to $611.3 million from $610.6 million in Third Quarter Fiscal 2000. The increase in revenues for Third Quarter Fiscal 2001 is primarily attributable to the commencement of the Company's operation of nine New England stores (see "Liquidity and Capital Resources") partially offset by the closure of certain stores and a decline in wholesale revenues.

      Total revenues for the 39-week period ended October 28, 2000 decreased to $1.83 billion from $1.86 billion for the 39-week period ended October 30, 1999. The decrease in revenues for the 39-week period ended October 28, 2000 is primarily attributable to (1) a reduction in the number of stores the Company operated during the 39-week period ended October 28, 2000 as compared to the 39-week period ended October 30, 1999 resulting from the Company's decision to close or sell certain stores as part of the Company's store rationalization program (during the fiscal year ended January 29, 2000, Penn Traffic sold or closed 21 stores in connection with this program; 19 of these stores were sold or closed in the 13-week period ended May 1, 1999) and (2) a decline in wholesale revenues. These decreases were partially offset by the increase in same stores sales for the 39-week period ended October 28, 2000 and the addition of the nine New England stores in the Third Quarter Fiscal 2001.

      Same store sales for Third Quarter Fiscal 2001 decreased 0.1% from the comparable prior year period; same store sales for the 39-week period ended October 28, 2000 increased 0.5% from the comparable prior year period.

      Wholesale supermarket revenues were $71.1 million in Third Quarter Fiscal 2001 compared to $73.0 million in Third Quarter Fiscal 2000. Wholesale supermarket revenues were $209.3 million for the 39-week period ended October 28, 2000 compared to $224.4 million for the 39-week period ended October 30, 1999. The decrease in wholesale supermarket revenues in Third Quarter Fiscal 2001 resulted primarily from a reduction in the Company's average shipments per customer from the comparable prior year period. The decrease in wholesale supermarket revenues for the 39-week period ended October 28, 2000 is a result of a reduction in the number of customers of the Company's wholesale/franchise business and the average shipments per customer.

GROSS PROFIT

      Gross profit in Third Quarter Fiscal 2001 was 23.3% of revenues compared to 23.7% of revenues in Third Quarter Fiscal 2000. The decrease in gross profit as a percentage of revenues in Third Quarter Fiscal 2001 was primarily a result of (1) the expiration of the Company's previous operating agreement (the "New England Operating Agreement") with the Grand Union Company on July 31, 2000 (gross profit for Third Quarter Fiscal 2000 included $3.1 million of income attributable to the New England Operating Agreement (see "Liquidity and Capital Resources")) and (2) a gross profit investment associated with the launch of a loyalty card program in the Company's 70 Big Bear stores.

      Gross profit for the 39-week period ended October 28, 2000 was 23.9% of revenues compared to 22.9% of revenues for the 39-week period ended October 30, 1999. Gross profit excluding special charges for the 39-week period ended October 30, 1999 was 23.1% of revenues. The increase in gross profit excluding special charges as a percentage of revenues for the 39-week period ended October 28, 2000 was primarily a result of (1) an increase in allowance income from the Company's vendors and (2) a reduction in depreciation and amortization expense (as described below). These increases in gross profit excluding special charges were partially offset by the reduction in revenues associated with the expiration of the New England Operating Agreement (as described above).


SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses in Third Quarter Fiscal 2001 were 22.0% of revenues compared to 21.4% of revenues in Third Quarter Fiscal 2000. The increase in selling and administrative expenses as a percentage of revenues in Third Quarter Fiscal 2001 was primarily due to (1) an increase in promotional spending to drive sales and launch a number of remodeled stores (the Company accounts for certain promotional expenses in the "Selling and administrative expenses" line of the Consolidated Statement of Operations) and (2) the costs associated with the launch of the loyalty card program in the Company's Big Bear markets. These increases were partially offset by the benefit of numerous cost reduction initiatives.

      Selling and administrative expenses were 21.8% of revenues for the 39-week period ended October 28, 2000, compared to 21.9% for the 39-week period ended October 30, 1999. The reduction in selling and administrative expenses as a percentage of revenues for the 39-week period ended October 30, 1999 was primarily due to (1) the benefit of numerous cost reduction initiatives, (2) a reduction in bad debt expense and (3) reductions in depreciation expense and goodwill amortization (as described below). These reductions of selling and administrative expense as a percentage of revenues were partially offset by (1) the costs associated with the launch of a loyalty card program in the Company's Big Bear markets and (2) an increase in promotional spending to drive sales and launch a number of remodeled stores.


DEPRECIATION

      Depreciation and amortization expense was $10.9 million in Third Quarter Fiscal 2001 and $10.8 million in Third Quarter Fiscal 2000, each representing 1.8% of revenues. Depreciation and amortization expense was $31.4 million for the 39-week period ended October 28, 2000 and $41.3 million for the 39-week period ended October 30, 1999, representing 1.7% and 2.2% of revenues, respectively. Depreciation and amortization expense decreased in the 39-week period ended October 28, 2000 primarily due to (1) a reduction in the carrying value of property, plant and equipment associated with the implementation of fresh-start reporting (see Note 3) and (2) the elimination of goodwill associated with the implementation of fresh-start reporting.

      During Third Quarter Fiscal 2001 and the 39-week period ended October 28, 2000, amortization of excess reorganization value was $27.3 million and $82.0 million, respectively. The excess reorganization value asset of $327.8 million, which was established on the Effective Date in connection with the implementation of fresh-start reporting, is being amortized on a straight-line basis over a three-year period from June 26, 1999 (see Note 3).


UNUSUAL ITEMS

      During the 39-week period ended October 28, 2000, the Company recorded an unusual item (expense) of $1.3 million related to the implementation of a warehouse consolidation project. During Third Quarter Fiscal 2000 and the 39-week period ended October 30, 1999, the Company recorded an unusual item (expense) of $1.9 million associated with an early retirement program for certain eligible employees. In addition, during the 39-week period ended October 30, 1999 the Company recorded unusual items (income) of $4.6 million related to the Company's store rationalization program (see Note 5).

OPERATING INCOME (LOSS)

      Operating (loss) for Third Quarter Fiscal 2001 was $19.2 million or 3.1% of total revenues compared to an operating (loss) of $16.7 million or 2.7% of revenues in Third Quarter Fiscal 2000. For Third Quarter Fiscal 2001, operating income excluding amortization of excess reorganization value was $8.1 million or 1.3% of revenues. For Third Quarter Fiscal 2000 operating income excluding unusual items, special charges and amortization of excess reorganization value was $13.8 million or 2.3% of revenues. The decrease in operating income excluding unusual items, special charges and amortization of excess reorganization value as a percentage of revenues in Third Quarter Fiscal 2001 was due to a decrease in gross profit excluding special charges as a percentage of revenues and an increase of selling and administrative expenses as a percentage of revenues.

      Operating (loss) for the 39-week period ended October 28, 2000 was $46.3 million or 2.5% of total revenues compared to an operating (loss) of $18.2 million or 1.0% of total revenues for the 39-week period ended October 30, 1999. Operating income excluding unusual items, special charges and amortization of excess reorganization value for the 39-week period ended October 28, 2000 was $36.9 million or 2.0% of revenues compared to $22.5 million or 1.2% of revenues for the 39-week period ended October 30, 1999. The increase in operating income excluding unusual items, special charges and amortization of excess reorganization value as of percentage of revenues in the 39-week period ended October 28, 2000 was due to an increase in gross profit excluding special charges as a percentage of revenues and a decrease in selling and administrative expenses as a percentage of revenues.


INTEREST EXPENSE

      Interest expense for each of the Third Quarter Fiscal 2001 and Third Quarter Fiscal 2000 was $9.5 million. Interest expense for the 39-week period ended October 28, 2000 was $28.8 million compared to $34.8 million for the 39-week period ended October 30, 1999. As discussed in Note 6, the Company discontinued the accrual of interest on the Company's former senior and senior subordinated notes on March 1, 1999.


REORGANIZATION ITEMS

      During the 39-week period ended October 30, 1999, the Company recorded reorganization items (expense) of $167.0 million (see Note 7).

INCOME TAXES

      Income tax benefit was $0.3 million for Third Quarter Fiscal 2001 compared to a tax provision of $1.0 million in Third Quarter Fiscal 2000. Income tax provision for the 39-week period ended October 28, 2000 was $3.5 million compared to a tax provision of $1.1 million for the 39-week period ended October 30, 1999. The effective tax rate for Third Quarter Fiscal 2001 and the 39-week period ended October 28, 2000 varies from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

      At January 30, 1999, the Company had approximately $300 million of federal net operating loss carryforwards as well as certain state net operating loss carryforwards and various tax credits. On January 30, 2000 all such net operating loss and tax credit carryforwards were eliminated due to the implementation of the Plan. In addition, as a result of the implementation of the Plan, on January 30, 2000, the Company lost the majority of the tax basis of its long-lived assets (which was approximately $350 million as of January 29, 2000), significantly reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its tax returns starting in the fiscal year ending February 3, 2001.


EXTRAORDINARY ITEMS

      During the 39-week period ended October 30, 1999, the Company recorded extraordinary items (income) of $654.9 million (see Note 9).


NET INCOME (LOSS)

      Net (loss) for Third Quarter Fiscal 2001 was $28.3 million compared to net
(loss) of $27.1 million for Third Quarter Fiscal 2000. Net (loss) excluding certain non-recurring items and amortization of excess reorganization value was $1.0 million for Third Quarter Fiscal 2001 compared to net income of $2.5 million for Third Quarter Fiscal 2000.

      Net (loss) for the 39-week period ended October 28, 2000 was $78.6 million compared to the net income of $433.8 million for the 39-week period ended October 30, 1999. Net income excluding certain non-recurring items and amortization of excess reorganization value was $4.1 million for the 39-week period ended October 28, 2000 compared to a net (loss) of $14.2 million for the 39-week period ended October 30, 1999.

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
                                                             --------

                                                             $115,000
                                                             ========


      Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. Availability under the New Revolving Credit Facility was approximately $148 million as of October 28, 2000.

      During April 2000, the Company entered into interest rate swap agreements, which expire in five years, that effectively convert $50 million of its variable rate borrowings into fixed rate obligations. Under the terms of these agreements, the Company makes payments at a weighted average fixed interest rate of 7.08% and receives payments at variable interest rates based on LIBOR.

      During Third Quarter Fiscal 2001, the Company's internally generated funds from operations, available cash resources and amounts available under the New Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs, and fund expenditures related to the Company's financial restructuring and stock repurchase program. For the next year, the Company expects to utilize internally generated funds from operations, amounts available under the New Revolving Credit Facility and new capital leases to satisfy its operating, capital expenditure and debt service needs, to fund any repurchase of shares of its common stock under its stock repurchase program and to pay expenditures related to the Company's financial restructuring.

      Cash flows to meet the Company's operating requirements during the 39-week period ended October 28, 2000 are reported in the Consolidated Statement of Cash Flows. During the 39-week period ended October 28, 2000, the Company's net cash used in investing activities was $46.4 million. This amount was financed by net cash provided by operating activities, financing activities and a reduction in cash and cash equivalents of $27.9 million, $4.5 million and $14.0 million, respectively, for such period.

      In July 1990, the Company entered into the New England Operating Agreement with the Grand Union Company ("Grand Union") pursuant to which Grand Union acquired the right to operate 13 stores in Vermont and New Hampshire under "Grand Union" trade name until July 31, 2000. Prior to July 1990, these stores had been operated by Penn Traffic under the Company's "P&C" trade name. On August 1, 2000, the Company regained operating control of nine stores that were subject to the New England Operating Agreement. These nine stores were opened for business on various dates between August 3, 2000 and August 13, 2000.

      The Total Revenues account of the Company's Consolidated Statement of Operations for Fiscal 2000 includes approximately $13 million of income allocable to payments made by Grand Union to the Company pursuant to the New England Operating Agreement. The Company recorded approximately $5.7 million of income related to the New England Operating Agreement in the 26-week period ended July 29, 2000. In contrast, the Company incurred $0.7 million of operating losses during Third Quarter Fiscal 2001 associated with commencement of operation of these nine stores. For each of the 13-week periods ended October 30, 1999 and January 29, 2000, Penn Traffic recorded approximately $3.1 million of income related to the New England Operating Agreement.

      The Company expects to continue to invest in promotional activities to reacquaint customers with the Company's offerings in the startup period for these nine New England stores, which the Company expects will conclude in the first half of the 52-week period ending February 2, 2002 ("Fiscal 2002"). While the Company currently expects these stores to contribute to the Company's operating income in Fiscal 2002, Penn Traffic believes that the operating income allocable to such stores will be significantly less on an annual basis than the income received pursuant to the New England Operating Agreement.

      During Third Quarter Fiscal 2001, the Company commenced implementation of a loyalty card program in its 70 "Big Bear" stores in Ohio and West Virginia. Third Quarter Fiscal 2001 operating income was reduced by an estimated $1.5 million in connection with the launch of this loyalty card program. Penn Traffic expects to introduce a loyalty card program in other markets in the future.

      During the fiscal year ending February 3, 2001, the Company expects to invest approximately $65 million in capital expenditures (including capital leases). The Company expects to finance such capital expenditures through cash generated from operations, available cash resources and amounts available under the New Revolving Credit Facility. During the fiscal year ending February 2, 2002, Penn Traffic expects to invest approximately $60 million (including capital leases). Capital expenditures will be principally for new stores, store remodels and investments in the Company's distribution infrastructure and technology. The Company expects to finance such expenditures through cash generated from operations, amounts available under the New Revolving Credit Facility and new capital leases.

      On June 29, 2000, the Company announced that its Board of Directors has authorized the Company to repurchase up to an aggregate value of $10 million of Penn Traffic's common stock from time to time in the open market or privately negotiated transactions. The timing and amounts of purchases will be governed by prevailing market conditions and other considerations.

      Penn Traffic's ability to repurchase its common stock is subject to limitations contained in the Company's debt instruments. The Company is currently allowed to repurchase approximately $5 million of common shares under these agreements. This amount will change on a quarterly basis based on the Company's financial results. To date the Company has repurchased 53,000 shares of common stock at an average price of $7.08 per share.

IMPACT OF NEW ACCOUNTING STANDARDS


      Existing generally accepted accounting principles do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers. The FASB Emerging Issues Task Force ("EITF"), a group responsible for promulgating changes to accounting policies and procedures, has issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require Penn Traffic to make certain reclassifications between Total Revenues and Costs and Operating Expenses in the Company's Consolidated Statement of Operations. Penn Traffic currently expects to implement EITF 00-14 in the second quarter of the Company's next fiscal year (the 52-week period ending February 2, 2002). In accordance with such implementation, Penn Traffic will also reclassify certain prior period financial statements for comparability purposes.

      Penn Traffic expects that the implementation of EITF 00-14 will result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses. Accordingly, Penn Traffic is currently reviewing this pronouncement with its auditors and therefore, cannot quantify the precise effect on reported Revenues, Costs and Operating Expenses or same store sales results. The Company believes that the implementation of EITF 00-14 will not have an effect on Penn Traffic's reported Operating Income, EBITDA or Net Income (Loss). The Company currently expects that the implementation of this new accounting pronouncement will result in a reduction to the Company's same store sales trends for the first three quarters of the Company's current fiscal year (13-week periods ended April 29, 2000, July 29, 2000 and October 28, 2000) from that reported under the Company's existing income statement classifications due, in part, to the increased promotional allowance opportunities which the Company's vendors have made available to the Company in the current fiscal year as compared to the prior year.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This pronouncement was later amended by SFAS No. 137. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This standard, as amended, is effective for fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS 133 in the first quarter of Fiscal 2002. The Company is currently evaluating the impact this pronouncement will have on its financial statements.

PART II.  OTHER INFORMATION


      All items which are not applicable or to which the answer is negative, have been omitted from this report.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (a) Exhibits

             Exhibit Number         Description
             --------------         -----------

                  10.4B Amendment No. 1, dated November 15, 2000, to Employment Agreement between the Company and Martin A. Fox.

                  27.1              Financial Data Schedule


      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the fiscal quarter ended October 28, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE PENN TRAFFIC COMPANY


     December 11, 2000              /S/- JOSEPH V. FISHER
                                    ---------------------------------
                                    By:   Joseph V. Fisher
                                          President, Chief Executive
                                          Officer and Director


     December 11, 2000              /S/- MARTIN A. FOX
                                    ---------------------------------
                                    By:   Martin A. Fox
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Director