Form 10-K
period 2001-02-03
PENN TRAFFIC CO
filed 2001-05-02
CIK 77155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 3, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____________ to _____________

                          Commission file number 0-8858

                            THE PENN TRAFFIC COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                           25-0716800
         ------------------------------      -----------------------------
          (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)          Identification No.)

           1200 STATE FAIR BOULEVARD, SYRACUSE, NEW YORK   13221-4737
         -----------------------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

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

                                YES |X|  NO |_|

         The aggregate market value of voting stock held by non-affiliates of the registrant was $73,933,497 as of April 27, 2001.

COMMON STOCK, PAR VALUE $.01 PER SHARE: 20,054,112 SHARES OUTSTANDING AS OF APRIL 27, 2001

                                 FORM 10-K INDEX

                                                                            PAGE

--------------------------------------------------------------------------------
PART I
--------------------------------------------------------------------------------

Item  1.  Business                                                             4

Item  2.  Properties                                                          17

Item  3.  Legal Proceedings                                                   17

Item  4.  Submission of Matters to a Vote of
          Security Holders                                                    17

--------------------------------------------------------------------------------
PART II.
--------------------------------------------------------------------------------

Item  5.  Market for Registrant's Common Equity
          and Related Stockholder Matters                                     18

Item  6.  Selected Financial Data                                             18

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       24

Item 7A.  Quantitative and Qualitative Disclosures about
          Market Risk                                                         42

Item  8.  Financial Statements and Supplementary Data                         43

Item  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                              77

--------------------------------------------------------------------------------
PART III.
--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of Registrants                     78

Item 11.  Executive Compensation                                              78

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                      78

Item 13.  Certain Relationships and Related Transactions                      78

--------------------------------------------------------------------------------
PART IV.
--------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                                 79

         Certain statements included in this Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. Penn Traffic (the "Company") cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling); labor relations; labor and employee benefit costs; the performance of the stores formerly leased under the New England Operating Agreement (as defined in Item 1 - "Business -- New England Stores" below) and the cost of integrating such stores into the Company's operations; the impact of EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") on the Company's financial statements and financial results (as discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of New Accounting Standards"); the impact of the introduction of loyalty card programs on the Company's operating results; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; availability, terms and access to capital; the Company's liquidity and other financial considerations; and the outcome of pending or yet-to-be instituted legal proceedings.

                                     PART I


ITEM 1. BUSINESS (AS OF FEBRUARY 3, 2001 UNLESS OTHERWISE NOTED)

GENERAL

         Penn Traffic is one of the leading food retailers in the eastern United States. The Company operates 220 supermarkets in Ohio, West Virginia, Pennsylvania, upstate New York, Vermont and New Hampshire under the "Big Bear" and "Big Bear Plus" (70 stores), "Bi-Lo" (43 stores), "P&C" (73 stores) and "Quality" (34 stores) trade names. Penn Traffic also operates wholesale food distribution businesses serving 83 licensed franchises and 77 independent operators. Revenues for the 53-week period ended February 3, 2001 were approximately $2.5 billion.

         The Company operates supermarkets in larger metropolitan areas such as Columbus, Ohio and Syracuse and Buffalo, New York as well as a number of smaller communities throughout the Company's six-state trade area. Penn Traffic's stores are clustered geographically within these markets providing economies of scale in advertising, distribution and operations management.

         Penn Traffic's stores generally have long-standing brand equity and leading market positions. More than 75% of Penn Traffic's retail revenues are derived in markets where the Company believes that it has the number one or two market position.

         The Company's supermarkets, which average 41,500 square feet, are conveniently located and generally modern. Penn Traffic tailors the size and product assortment of each store to local demographics.

         Prior to 1997, Penn Traffic pursued an aggressive capital expenditure program. This program was curtailed in 1997, 1998 and the first half of 1999 because of financial constraints. After the completion of the Company's financial restructuring in June 1999, the Company reestablished a strong capital investment program. From August 1999 to February 2001 the Company upgraded or replaced approximately 50 stores representing 27% of the Company's total retail square footage. When these expenditures are combined with the Company's capital plan for the fiscal year ending February 2, 2002, the Company expects to have invested approximately $145 million in its store base and infrastructure in the 2-1/2 year period between August 1999 and February 2002, resulting in the remodeling or replacement of a total of approximately 45% of the Company's retail square footage.

         On March 1, 1999 (the "Petition Date"), Penn Traffic and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Cases were commenced to implement a prenegotiated financial restructuring of the Company. On May 27, 1999, the Bankruptcy Court confirmed the Company's Chapter 11 plan of reorganization (the "Plan") and on June 29, 1999 (the "Effective Date"), the Plan became effective in accordance with its terms. See "Reorganization" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS STRATEGY

         Since the second half of 1998, Penn Traffic has been implementing a strategy designed to generate sales and operating income growth in an evolving competitive environment. This strategy builds on the Company's objective of operating conveniently located modern supermarkets with a strong emphasis on quality perishables and customer service. The major components of the Company's strategy are to:

         o        Reestablish a strong capital investment program

         o        Enhance the Company's merchandising

         o        Improve store operations

         o        Reduce and contain costs

         The following is a description of each major component of the Company's business strategy:

         1.       Reestablish a strong capital investment program

         The Company believes that its stores are conveniently located and generally modern. Nevertheless, management believes that Penn Traffic has a significant number of opportunities to invest in the Company's core markets where it already has strong market positions, and thereby increase sales and operating income or, in some circumstances, mitigate the potential adverse effect of new competition. Additionally, the Company believes that it has opportunities to build new stores in communities contiguous to existing markets, particularly in the growing central Ohio marketplace.

         As the initial phase of reestablishing a strong capital investment program after Penn Traffic's financial restructuring, the Company developed an 18-month capital expenditure program for the period from August 1999 to February 2001. During this period, the Company upgraded or replaced approximately 50 stores representing 27% of the Company's total retail square footage. The Company invested $86 million in this program.

         During the fiscal year ending February 2, 2002, Penn Traffic plans to invest approximately $60 million in its capital expenditure program, which is expected to result in the remodeling or replacement of an additional 15-20% of the Company's square footage. During this period, the Company expects to open two replacement stores, complete approximately 25 store remodels and continue to invest in the Company's distribution, manufacturing and technology infrastructure. In addition, Penn Traffic expects to commence construction of approximately five new or replacement stores that will open in the subsequent year.

         2.       Enhance the Company's merchandising

         Penn Traffic has implemented or plans to implement programs designed to
(1) refine the assortment and enhance the quality and presentation of products offered in each of its stores, (2) improve the return from promotional expenditures, (3) more effectively respond to regional differences and (4) introduce products and services to address the evolving lifestyles of the Company's customers. Key components of these programs include:

                  a.       Category management and regional marketing

         During 2000, Penn Traffic continued the roll out of a category management program designed to establish more efficient product assortment, analyze individual product movement and evaluate the impact of promotional decisions. With this process, category managers develop category business plans that improve assortment and pricing decisions. By the end of 2000, Penn Traffic had developed category plans for products constituting approximately one-half of the Company's total retail sales of grocery, dairy and frozen food products. During 2001, the Company plans to apply this process to the majority of the remaining categories.

         In 1997, Penn Traffic centralized its merchandising and procurement activities. While this organizational change has benefited Penn Traffic in many respects, the Company believes that for a period of time it did not sufficiently tailor its product offerings and marketing programs to address regional differences across its marketing areas. The Company has adjusted its organizational structure and management practices to more effectively address differing consumer preferences and competitive environments in its various markets.

                  b.       Loyalty card marketing

         In September 2000, Penn Traffic launched its "Wild Card" loyalty card program in its 70 Big Bear stores. During 2001, the Company expects to roll out this program in other markets.

         The Company believes that the "Wild Card" increases customer loyalty and sales. In addition, by targeting more of the Company's promotions on its best customers, Penn Traffic believes that the loyalty card program enables the Company to more efficiently promote its offerings, thereby improving its gross profit.

                  c.       Enhanced perishable departments

         Penn Traffic plans to continue to enhance presentation, quality and variety in its perishable departments. During 1999, Penn Traffic introduced its "Gold Label" meat program, which features a broader assortment of high quality branded meat products. During 2000, the Company introduced its "Garden Fresh" produce program. During 2001, Penn Traffic plans to launch new branded perishable programs in the deli and bakery departments.

                  d.       New products and services

         Penn Traffic will continue to introduce new merchandising concepts into its stores to respond to evolving customer lifestyles. For example, to provide more of a one-stop shopping experience for today's busy customers, Penn Traffic has been adding more in-store pharmacies and health and wellness departments to its stores. The pharmacy and health and beauty care business is an important and growing part of the Company's business. Penn Traffic currently operates 88 in-store pharmacies.

                  e.       New Big Bear Plus format

         Penn Traffic operates 15 Big Bear Plus stores (combination supermarket and general merchandise stores) in Ohio and West Virginia, which range in size from 70,000 to 140,000 square feet. During 1999, Penn Traffic began to develop a new format for these stores which includes (1) the refinement of the scope of the nonfood merchandise offered to a smaller number of key growth categories with a greater depth of variety in each category; and (2) the utilization of the space no longer required for the merchandising of nonfood products in the new format to improve the presentation and assortment of both perishable and nonperishable food products.

         In connection with this program, which is expected to be completed during 2001, the Company has been making significant investments in the remodeling of most of its Big Bear Plus facilities. As of February 3, 2001, 11 of the 15 Big Bear Plus stores have been converted to the new format. Certain merchandising concepts developed for these stores have been and are expected to be utilized in Penn Traffic's other stores to generate additional general merchandise sales.

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

         4.       Reduce and contain costs

         Penn Traffic has been working on reducing costs throughout the Company's operations, while maintaining the Company's quality and service goals. For example, over the past two years, the Company has successfully implemented programs to reduce both perishable and nonperishable shrink expense. In addition, during 2000, the Company completed a warehouse consolidation project which has resulted in annual savings of $2 million.

         The Company is developing plans for a number of other cost reduction and cost containment programs. For example, during 2001, Penn Traffic plans to implement new logistics software which will help improve truck routing and trailer utilization, which, in turn is expected to reduce transportation costs. In addition, the Company has recently commenced the use of electronic commerce to reduce the cost of certain non-resaleable products.

RETAIL FOOD BUSINESS

         Penn Traffic is one of the leading supermarket retailers in its operating areas, which include Ohio, West Virginia, Pennsylvania, upstate New York, Vermont and New Hampshire. The Company operates in communities with diverse economies and demographics.

         Penn Traffic's stores are conveniently located in close proximity to the Company's customers. Most of the Company's stores are located in shopping centers. The Company believes that its store base is generally modern and provides a pleasant shopping experience for Penn Traffic customers.

         Penn Traffic's supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh produce, delicatessen, bakery and frozen food products. The stores also offer nonfood products and services such as health and beauty care products, housewares, general merchandise, and in many cases, pharmacies, floral items and banking services. In general, Penn Traffic's larger stores carry broader selections of merchandise and feature a larger variety of service departments than its other stores.

         Penn Traffic's store sizes and formats vary widely, depending upon the demographic conditions in each location. For example, "conventional" store formats are generally more appropriate in areas of low population density; larger populations are better served by full-service supermarkets of up to 75,000 square feet, which offer an increased variety of merchandise and numerous expanded service departments such as bakeries, delicatessens, floral departments and fresh seafood departments.

         Penn Traffic's 15 Big Bear Plus stores range in size from 70,000 to 140,000 square feet. These full service supermarkets carry an expanded variety of nonfood merchandise. During 1999, Penn Traffic developed a new format for these stores to refine the scope of this nonfood merchandise to a smaller number of key growth categories with a greater depth of variety in each category. This process is expected to be completed in 2001.

         Between the middle of 1998 and May 1999, Penn Traffic implemented a store rationalization program (the "Store Rationalization Program") to divest itself of certain marketing areas, principally in northeastern Pennsylvania, where performance and market position were the weakest relative to Penn Traffic's other retail stores, and to close other underperforming stores. In total, Penn Traffic sold 21 stores and closed 29 stores. The sale of the 21 stores generated net cash proceeds of approximately $40 million (after the payment of transaction costs and other costs of sale such as inventory markdowns).

Selected statistics on Penn Traffic's retail food stores are presented below.

                                       FISCAL YEAR ENDED
-------------------------------------------------------------------------------
                    February 3, January 29, January 30, January 31, February 1,
                      2001        2000        1999        1998        1997
                    (53 WEEKS)(2)  (1)         (1)         (1)         (1)
-------------------------------------------------------------------------------
Average annual
  revenues per
  store            $10,062,000 $ 9,965,000 $ 9,594,000 $ 9,811,000 $10,598,000

Total store area
  in square feet     9,134,778   8,910,898   9,796,604  10,787,686  10,737,891

Total store
  selling area in
  square feet        6,621,450   6,455,352   7,086,099   7,812,114   7,780,811

Average total
  square feet per
  store                 41,522      42,433      42,046      40,862      40,520

Average square
  feet of selling
  area per store        30,097      30,740      30,412      29,591      29,362

Annual revenues per
  square foot of
  selling area            $330        $327        $321        $333        $368

Number of stores:

  Remodels/expansions
   (over $100,000)          39          16           5           4           7
  New stores opened          0           1           1           1           5
  Stores acquired           11           2           0           1           2
  Stores closed/sold         1          26          32           3           7

Size of stores (total store area):
  Up to 19,999
   square feet              34          28          29          36          37
  20,000 - 29,999
   square feet              36          36          42          50          52
  30,000 - 44,999
   square feet              75          72          81          92          93
  45,000 - 60,000
   square feet              46          45          50          55          55
  Greater than
   60,000 square
   feet                     29          29          31          31          28

Total stores open
  at fiscal year-end       220         210         233         264         265

(1) Includes revenues and square footage amounts from stores disposed of as part of the Store Rationalization Program.

(2) Average annual revenues per store and annual revenues per square foot of selling area are calculated on a 52-week basis. Data for stores acquired during the fiscal year ended February 3, 2001, includes 10 stores in Vermont and New Hampshire formerly leased to another supermarket company which the Company commenced operating in August 2000 (see "New England Stores").

WHOLESALE FOOD DISTRIBUTION BUSINESS

         Penn Traffic licenses, royalty-free, the use of its "Riverside," "Bi-Lo" and "Big M" names to 83 independently-owned supermarkets that are required to maintain certain quality and other standards. The majority of these independent stores use Penn Traffic as their primary wholesaler and also receive advertising, accounting, merchandising and retail counseling services from Penn Traffic. In addition, Penn Traffic receives rent from 43 of the licensed independent operators which lease or sublease their supermarkets from Penn Traffic. The Company also acts as a food distributor to 77 other independent supermarkets. In addition to contributing to the Company's operating income, the wholesale food distribution business enables the Company to spread fixed and semi-fixed procurement and distribution costs over additional revenues.

BAKERY OPERATION

         Penn Traffic owns and operates Penny Curtiss, a bakery processing plant in Syracuse, New York. Penny Curtiss manufactures and distributes fresh and frozen bakery products to Penn Traffic's stores and third parties, including customers of Penn Traffic's wholesale food distribution business.

PURCHASING AND DISTRIBUTION

         Penn Traffic is a large volume purchaser of products. Penn Traffic's purchases are generally of sufficient volume to qualify for minimum price brackets for most items. Penn Traffic purchases brand name grocery merchandise directly from national manufacturers. The Company also purchases private label products and certain other food products from TOPCO Associates, Inc., a national products purchasing cooperative comprising 22 regional supermarket chains. For the fiscal year ended February 3, 2001, purchases from TOPCO Associates accounted for approximately 19% of Penn Traffic product purchases.

         In the later part of calendar year 1998 and the early portion of calendar year 1999, as the Company's need to restructure its capital structure became apparent, certain of Penn Traffic's suppliers lowered credit limits to Penn Traffic which reduced Penn Traffic's ability to supply its stores with a full variety of products or earn promotional discounts or allowances on certain products. Since the completion of the Company's financial restructuring in the middle of 1999, however, the Company believes that its vendors have been offering Penn Traffic promotional allowance opportunities that are generally consistent with industry norms for a company of its size and geographic scope.

         Penn Traffic's principal New York distribution facility is a company-owned 514,000 square foot distribution center in Syracuse, New York. The Company also owns a 241,000 square foot distribution center for perishable products in Syracuse.

         The Company's primary Ohio distribution center is a leased 492,000 square foot dry grocery facility in Columbus, Ohio. Penn Traffic also owns a 208,000 square foot distribution facility for perishable goods in Columbus and leases a 233,000 square foot warehouse in Columbus for distribution of certain general merchandise.

         Penn Traffic's principal Pennsylvania distribution facility is a company-owned 390,000 square foot distribution center in DuBois, Pennsylvania. Penn Traffic also owns and operates a 195,000 square foot distribution center for perishable products in DuBois.

         In January 2000, Penn Traffic began a process to (1) reduce the number of distribution centers the Company utilizes for nonperishable grocery products from four to three and (2) transfer the distribution of general merchandise and health and beauty care items from a leased facility in Columbus, Ohio to the Company's Jamestown, New York facility (an owned 274,000 square foot facility which had supplied grocery products to certain stores in upstate New York and northern Pennsylvania until January 2000). This process was completed in June 2000. In connection with the completion of this project, Penn Traffic canceled its lease on a 205,000 square foot distribution center in Columbus, Ohio.

         Approximately two-thirds of the merchandise offered in Penn Traffic's retail stores is distributed from its warehouses by its fleet of tractors, refrigerated trailers and dry trailers. Merchandise not delivered from Penn Traffic's warehouses is delivered directly to the stores by manufacturers, distributors, vendor drivers and sales representatives for such products as beverages, snack foods and bakery items.

COMPETITION

         The food retailing business is highly competitive and may be affected by general economic conditions. The number of competitors and the degree of competition encountered by Penn Traffic's supermarkets vary by location. Penn Traffic competes with several multi-regional, regional and local supermarket chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse clubs, discount drug store chains, discount general merchandise chains, "supercenters" (combination supermarket and general merchandise stores) and other retailers. Many of these competitors are significantly larger than Penn Traffic, have vastly greater resources and purchasing power than Penn Traffic, in some cases can obtain more favorable terms from landlords, are better capitalized than Penn Traffic and do not have employees affiliated with unions.

EMPLOYEES

         Labor costs and their impact on product prices are important competitive factors in the supermarket industry. Penn Traffic has approximately 15,700 hourly employees and 1,400 salaried employees.

         Approximately 52% of Penn Traffic's hourly employees belong to the United Food and Commercial Workers Union. An additional 7% of Penn Traffic's hourly employees (principally employed in the distribution function and in the Company's bakery plant) belong to four other unions.

GOVERNMENT REGULATION

         Penn Traffic's food and drug business requires it to hold various licenses and to register certain of its facilities with state and federal health, drug and alcoholic beverage regulatory agencies. By virtue of these licenses and registration requirements, Penn Traffic is obligated to observe certain rules and regulations; and a violation of such rules and regulations could result in a suspension or revocation of licenses or registrations. Most of Penn Traffic's licenses require periodic renewals. Penn Traffic has experienced no material difficulties with respect to obtaining, retaining or renewing its licenses and registrations.

SEASONALITY, CUSTOMERS AND SUPPLIERS

         The supermarket business of Penn Traffic is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of Penn Traffic's consolidated revenues. Groceries, general merchandise and raw materials are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of Penn Traffic's cost of sales except TOPCO Associates, Inc. which accounted for approximately 19%, 21% and 21% of product purchases in the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

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

         As described above, on the Petition Date, Penn Traffic and certain of its subsidiaries commenced the Bankruptcy Cases in the Bankruptcy Court for the District of Delaware to implement a prenegotiated financial restructuring of the Company. On June 29, 1999, the Plan became effective in accordance with its terms.

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

         Grand Union had the right to extend the term of the New England Operating Agreement for an additional five years after the 10 year term, at set operating fees. Penn Traffic had also granted Grand Union the option to purchase such stores based on a formula set forth in the New England Operating Agreement. As Grand Union did not exercise either of these options, by August 1, 2000, the Company regained operating control of the remaining 10 stores that had been subject to the New England Operating Agreement. Nine of these stores were opened for business on various dates during August 2000.

         The Revenues account of the Company's Consolidated Statement of Operations for the 53-week period ended February 3, 2001, and the 52-week period ended January 29, 2000, includes income from the New England Operating Agreement of approximately $5.7 million and $12.5 million, respectively. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

REORGANIZATION

         As described above, on the Petition Date, Penn Traffic and certain of its subsidiaries commenced the Bankruptcy Cases in the Bankruptcy Court to implement a prenegotiated financial restructuring of the Company. On June 29, 1999, the Plan became effective in accordance with its terms.

         Consummation of the Plan has resulted in (1) the former $732.2 million principal amount of the Company's senior notes being exchanged for $100 million of new senior notes (the "New Senior Notes") and 19,000,000 shares of newly issued common stock (the "New Common Stock"), (2) the former $400 million principal amount of senior subordinated notes being exchanged for 1,000,000 shares of New Common Stock and six-year warrants to purchase 1,000,000 shares of New Common Stock having an exercise price of $18.30 per share, (3) holders of Penn Traffic's formerly issued common stock receiving one share of New Common Stock for each 100 shares of common stock held immediately prior to the Petition Date, for a total of 106,955 new shares and (4) the cancellation of all outstanding options and warrants to purchase shares of the Company's former common stock. The Plan also provides for the issuance to officers and key employees of options to purchase up to 2,297,000 shares of New Common Stock. The Company's New Common Stock and warrants to purchase common stock are currently trading on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively.

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

ITEM 2. PROPERTIES

         Penn Traffic follows the general industry practice of leasing the majority of its retail supermarket locations. Penn Traffic presently owns 25 and leases 195 of the supermarkets that it operates. The leased supermarkets are held under leases expiring from 2001 to 2024, excluding option periods. Penn Traffic owns or leases 43 supermarkets which are leased or subleased to independent operators.

         Penn Traffic also owns five shopping centers that contain company-owned or licensed supermarkets. Penn Traffic also operates distribution centers in Syracuse and Jamestown, New York; Columbus, Ohio; and DuBois, Pennsylvania; and a bakery plant in Syracuse, New York. Penn Traffic also owns a fleet of trucks and trailers, fixtures and equipment utilized in its business and certain miscellaneous real estate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 3, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since September 15, 1999, Penn Traffic's New Common Stock and warrants are listed on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively, and were held by approximately 2,649 stockholders and 94 warrant holders, respectively, of record on February 3, 2001.

         Common stock information is provided on Pages 85 and 86 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY

         Set forth below is selected historical consolidated financial data of Penn Traffic for the five fiscal years ended February 3, 2001. As a result of the consummation of the Plan, Penn Traffic adopted "fresh-start reporting" as of June 26, 1999. The accounting periods ended on or prior to June 26, 1999, have been designated "Predecessor Company" and the periods subsequent to June 26, 1999, have been designated "Successor Company."

         In accordance with the implementation of fresh-start reporting, the Company's assets, liabilities and stockholders' (deficit) equity have been revalued as of June 26, 1999. In addition, as a result of the consummation of the Plan, the amount of the Company's indebtedness has been substantially reduced. Accordingly, the financial statements of the Company for periods after June 26, 1999 are not comparable to the Company's financial statements for periods ended on or prior to such date.

         The selected historical consolidated financial data for the 53-week period ended February 3, 2001, the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, and the three fiscal years ended January 30, 1999 are derived from the consolidated financial statements of Penn Traffic, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected historical consolidated financial data should be read in conjunction with the Penn Traffic consolidated financial statements and related notes included elsewhere herein.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        Predecessor
                                            Successor Company             Company
                                        --------------------------      ----------
                                         For the         For the         For the
                                         53 Weeks        31 Weeks        21 Weeks
                                          Ended           Ended           Ended
(In thousands of dollars,               February 3,     January 29,      June 26,
  except per share data)                   2001            2000            1999
                                        ----------      ----------      ----------
REVENUES (1)                            $2,525,305      $1,477,219      $1,006,804

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy costs)(2)        1,917,851       1,124,755         781,342
  Selling and administrative
   expenses                                548,959         312,154         226,430
  Amortization of excess
   reorganization value                    111,381          65,132
  Unusual items (3)                         (1,741)          7,408          (4,631)
                                        ----------     -----------      ----------

OPERATING (LOSS) INCOME                    (51,145)        (32,230)          3,663
  Interest expense (4)                      39,164          22,923          21,794
  Reorganization items (5)                                                 167,031
                                        ----------      ----------      ----------

(LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS                       (90,309)        (55,153)       (185,162)
  Provision for income taxes (6)             9,593           4,940              60
                                        ----------      ----------      ----------

(LOSS) BEFORE EXTRAORDINARY ITEMS          (99,902)        (60,093)       (185,222)
  Extraordinary items (7)                                                 (654,928)
                                        ----------      ----------      ----------

NET (LOSS) INCOME                       $  (99,902)     $  (60,093)     $  469,706
                                        ==========      ==========      ==========

NET (LOSS) PER SHARE (BASIC
 AND DILUTED)                           $    (4.97)     $    (2.99)
                                        ==========      ==========

No dividends on common stock have been paid during the past five fiscal years. Per share data is not presented for periods prior to June 26, 1999, because of the general lack of comparability as a result of the revised capital structure of the Company.

BALANCE SHEET DATA:
  Total assets                          $  909,570      $1,020,457
  Total debt (including
   capital leases)                         324,448         320,174
  Stockholders' equity                     263,287         363,564

OTHER DATA:

  EBITDA (8)                               101,884          67,378          29,773
  Depreciation and
   amortization                             41,870          26,176          25,832
  LIFO provision                             1,519             892           1,009
  Capital expenditures,
   including capital
   leases and acquisitions                  57,982          31,468           6,279
  Cash interest expense                     38,275          22,405          20,393

FOOTNOTES:

(1) In May 2000, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require Penn Traffic to make certain reclassifications between Revenues and Costs and Operating Expenses in the Company's Consolidated Statement of Operations. Penn Traffic currently expects to implement EITF 00-14 in the second quarter of the fiscal year ending February 2, 2002 ("Fiscal 2002"). Penn Traffic expects that the implementation of EITF 00-14 will result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses. In accordance with such implementation, Penn Traffic will also reclassify certain prior period financial statements for comparability purposes.

(2) During the 21-week period ended June 26, 1999, the Company recorded a special charge of $3.9 million associated with the repositioning of its 15 Big Bear Plus stores. This charge, which consists of estimated inventory markdowns for discontinued product lines, is included in cost of sales.

(3) During the 53-week period ended February 3, 2001 ("Fiscal 2001"), the Company recorded an unusual item (income) of $3.0 million associated with a reduction in the estimate of the remaining liability associated with the Store Rationalization Program and an unusual item (expense) of $1.3 million related to the implementation of a warehouse consolidation project.

         During the 31-week period ended January 29, 2000, the Company recorded unusual items (expense) of $5.5 million associated with the restructuring of certain executive compensation agreements and $1.9 million associated with an early retirement program for certain eligible employees. During the 21-week period ended June 26, 1999, the Company recorded an unusual item (income) of $4.6 million related to the Store Rationalization Program.

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

(6) The tax provisions for Fiscal 2001 and the 31-week period ended January 29, 2000, are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value. The tax provision for the 21-week period ended June 26, 1999, is not recorded at statutory rates due to the recording of a valuation allowance for all income tax benefits generated. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

(7) The extraordinary items for the 21-week period ended June 26, 1999, include (a) a gain on debt discharge recorded in connection with the consummation of the Plan and (b) the write-off of unamortized deferred financing fees associated with the repayment of the Company's pre-petition revolving credit facility.

(8) "EBITDA" is earnings before interest, depreciation, amortization, amortization of excess reorganization value, LIFO provision, special charges, unusual items, reorganization items, extraordinary items, the cumulative effect of change in accounting principle and taxes. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company reports EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

                                                   PREDECESSOR COMPANY
                                        ------------------------------------------
                                           As of and for the Fiscal Year Ended
 (In thousands of dollars)              January 30,     January 31,     February 1,
                                           1999            1998            1997
                                        ----------      ----------      ----------
REVENUES                                $2,828,109      $3,010,065      $3,296,462

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy costs) (1)       2,213,801       2,317,847       2,531,381
  Selling and administrative
   expenses (2)                            602,382         625,731         684,558
  Restructuring charges (2)                                 10,704
  Gain on sale of Sani-Dairy (3)                           (24,218)
  Unusual items (1)                         61,355
  Write-down of long-lived
   assets (4)                              143,842          26,982
                                         ---------      ----------      ----------

OPERATING (LOSS) INCOME                   (193,271)         53,019          80,523
  Interest expense                         147,737         149,981         144,854
                                        ----------      ----------      ----------

(LOSS) BEFORE INCOME TAXES                (341,008)        (96,962)        (64,331)
  (Benefit) for income taxes               (23,914)        (35,836)        (22,901)
                                        ----------      ----------      ----------

NET (LOSS)                              $ (317,094)     $  (61,126)     $  (41,430)
                                        ==========      ==========      ==========

No dividends on common stock have been paid during the past five fiscal years. Per share data is not presented for periods prior to June 26, 1999, because of the general lack of comparability as a result of the revised capital structure of the Company.

BALANCE SHEET DATA:

  Total assets                          $1,228,061      $1,563,586      $1,704,119
  Total debt (including
   capital leases)                       1,377,358       1,373,607       1,398,991
  Stockholders' (deficit)                 (469,706)       (159,809)        (96,755)

OTHER DATA:

  EBITDA (5)                                99,450         165,283         175,603
  Depreciation and
   amortization                             77,179          88,966          92,705
  LIFO provision                             2,376           2,343           2,375
  Capital expenditures,
   including capital
   leases and acquisitions                  14,368          22,272          69,785
  Cash interest expense                    143,411         145,177         140,289

FOOTNOTES:

(1) During the 52-week period ended January 30, 1999 ("Fiscal 1999"), the Company recorded a special charge of $68.2 million related to the Store Rationalization Program ($60.2 million of this charge is included in the unusual item account; $8.0 million of this charge, representing inventory markdowns, is included in cost of sales). The unusual item account for Fiscal 1999 also includes $1.1 million of professional fees and other miscellaneous costs associated with the Company's financial restructuring.

(2) For the 52-week period ended January 31, 1998 ("Fiscal 1998"), the Company recorded pretax special charges totaling $18.2 million ($10.7 million, net of tax). These special charges consist of (1) $12.6 million associated with a management reorganization and related corporate actions ($10.7 million of this charge is included in restructuring charges and $1.9 million is included in selling and administrative expenses) and (2) $5.6 million associated with the retention of certain corporate executives, which is included in selling and administrative expenses.

(3) During Fiscal 1998, the Company recorded a gain totaling $24.2 million ($14.3 million, net of tax) related to the sale of Sani-Dairy, the Company's dairy manufacturing operation, for cash consideration of approximately $37 million.

(4) The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), during Fiscal 1999 the Company recorded noncash charges of (1) $52.3 million primarily related to the write-down of the recorded asset values of 14 of the Company's stores (including allocable goodwill) to estimated realizable value and (2) $91.5 million to write down the carrying amounts (including allocable goodwill) of property held for sale in connection with the Store Rationalization Program to estimated realizable value.

         In accordance with SFAS 121, during Fiscal 1998 the Company recorded a noncash charge of $27.0 million primarily related to the write-down of a portion of the recorded asset values of 12 of the Company's stores (including allocable goodwill), as well as miscellaneous real estate, to estimated realizable values.

(5) "EBITDA" is earnings before interest, depreciation, amortization, LIFO provision, special charges, unusual items, restructuring charges, the write-down of impaired long-lived assets, extraordinary items, the cumulative effect of change in accounting principle and taxes. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company reports EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements included in this Part II, Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling); labor relations; labor and employee benefit costs; the performance of the stores formerly leased under the New England Operating Agreement (as defined in Item 1
- "Business -- New England Stores" above) and the cost of integrating such stores into the Company's operations; the impact of EITF 00-14 on the Company's financial statements and financial results (as discussed in "Impact of New Accounting Standards" below); the impact of the introduction of loyalty card programs on the Company's operating results; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; availability, terms and access to capital; the Company's liquidity and other financial considerations; and the outcome of pending or yet-to-be instituted legal proceedings.

OVERVIEW

         As discussed in Note 2 to the accompanying Consolidated Financial Statements, the Company emerged from its Chapter 11 proceedings on the Effective Date. For financial reporting purposes, the Company accounted for the consummation of the Plan as of June 26, 1999. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has applied fresh-start reporting as of June 26, 1999, which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes. The periods ended on or prior to June 26, 1999, have been designated "Predecessor Company" and the periods subsequent to June 26, 1999, have been designated "Successor Company." For purposes of the discussion of Results of Operations for the 52-week period ended January 29, 2000 ("Fiscal 2000"), the results of the 21-week period ended June 26, 1999 (Predecessor Company) and the 31-week period ended January 29, 2000 (Successor Company) have been combined since separate discussions of these periods are not meaningful in terms of their operating results or comparisons to the prior year.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED FEBRUARY 3, 2001 ("FISCAL 2001") COMPARED TO FISCAL YEAR ENDED JANUARY 29, 2000 ("FISCAL 2000")

         FISCAL 2001 WAS A 53-WEEK YEAR AND FISCAL 2000 WAS A 52-WEEK YEAR.

         The following table sets forth certain Statement of Operations components expressed as percentages of revenues for Fiscal 2001 and Fiscal 2000:

                                               PERCENTAGE OF REVENUES
                                                     FISCAL YEAR
                                              ------------------------
                                              2001               2000
                                              -----              -----
Revenues                                      100.0%             100.0%

Gross profit (1)                               24.1               23.3

Gross profit excluding
 special charges (2)                           24.1               23.4

Selling and administrative
 expenses                                      21.7               21.7

Unusual items (3)                              (0.1)               0.1

Amortization of excess
 reorganization value                           4.4                2.6

Operating (loss)                               (2.0)              (1.2)

Operating income excluding
 unusual items, special charges
 and amortization of  excess
 reorganization value (4)                       2.3                1.7

Interest expense                                1.6                1.8

Reorganization items                                               6.7

Net (loss) income                              (4.0)              16.5

Net income (loss) excluding unusual
 items, special charges, amortization
 of excess reorganization value,
 reorganization items and
 extraordinary items (5)                        0.4               (0.4)

(1)      Revenues less cost of sales.

(2) Gross profit excluding a special charge of $3.9 million for Fiscal 2000 (see Note 4). Unusual items (income) of $1.7 million and unusual items (expense) of $2.8 million for Fiscal 2001 and Fiscal 2000, respectively (see Note 5).

(3) Operating (loss) for Fiscal 2001 excluding unusual items (income) of $1.7 million and amortization of excess reorganization value of $111.4 million. Operating (loss) for Fiscal 2000 excluding unusual items (expense) of $2.8 million, a special charge of $3.9 million and amortization of excess reorganization value of $65.1 million (see Notes 3, 4, 5 and 6).

(4) Net income for Fiscal 2001 excluding unusual items (income) of $1.7 million and amortization of excess reorganization value of $111.4 million. Net income for Fiscal 2000, excluding unusual items (expense) of $2.8 million, a pre-tax special charge of $3.9 million, amortization of excess reorganization value of $65.1 million, reorganization items (expense) of $167.0 million and extraordinary items (income) of $654.9 million. (see Notes 3, 4, 5, 6, 8 and 10).

REVENUES

         Revenues for Fiscal 2001 increased 1.7% to $2.53 billion from $2.48 billion in Fiscal 2000. The increase in revenues for Fiscal 2001 is primarily attributable to (1) an increase in same store sales, (2) the commencement of the Company's operation of 10 New England stores formerly leased to another supermarket chain (see "Liquidity and Capital Resources" below) and (3) the fact that Fiscal 2001 was a 53-week fiscal year and Fiscal 2000 was a 52-week fiscal year. These increases in revenues were partially offset by (1) a reduction in the number of stores the Company operated during Fiscal 2001, as compared to Fiscal 2000, resulting from the Company's decision to close or sell certain stores as part of the Company's store rationalization program (during the fiscal year ended January 29, 2000, Penn Traffic sold or closed 21 stores in connection with this program; 19 of these stores were sold or closed in the 13-week period ended May 1, 1999) and (2) a decline in wholesale revenues. On a 52-week basis, revenues for Fiscal 2001 were approximately $2.48 billion.

         Same store sales for Fiscal 2001 increased 1.0% from the prior year (calculated on a comparable week basis).

         Wholesale supermarket revenues were $287.4 million in Fiscal 2001 compared to $295.0 million in Fiscal 2000. The decrease in wholesale supermarket revenues in Fiscal 2001 is a result of a reduction in the average number of customers of the Company's wholesale/franchise business and the average shipments per customer.

GROSS PROFIT

         Gross profit for Fiscal 2001 was 24.1% of revenues compared to 23.3% of revenues in Fiscal 2000. Gross profit excluding special charges for Fiscal 2000 was 23.4% of revenues in Fiscal 2000.

         The increase in gross profit excluding special charges as a percentage of revenues for Fiscal 2001 was primarily a result of (1) an increase in allowance income from the Company's vendors, (2) a reduction in inventory shrink expense and (3) a reduction in depreciation and amortization expense (as described below). These increases in gross profit excluding special charges were partially offset by the reduction in revenues associated with the expiration of the New England Operating Agreement (see "Liquidity and Capital Resources" below).

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses for Fiscal 2001 were 21.7% of revenues compared to 21.7% of revenues in Fiscal 2000. During Fiscal 2001 the Company increased promotional spending as a percentage of revenues to drive sales and launch a number of remodeled stores (the Company accounts for certain promotional expenses in the "Selling and administrative expenses" line of the Consolidated Statement of Operations) and incurred costs in connection with the launch of the loyalty card program in the Company's Big Bear markets. These increases in selling and administrative expenses were offset by (1) the benefit of the Company's cost reduction initiatives, (2) a reduction in bad debt expense and (3) reductions in depreciation expense and goodwill amortization (as described below).

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense was $41.9 million in Fiscal 2001 and $52.0 million in Fiscal 2000, representing 1.7% and 2.1% of revenues, respectively. Depreciation and amortization expense decreased in Fiscal 2001 primarily due to (1) a reduction in the carrying value of property, plant and equipment associated with the implementation of fresh-start reporting (see Note
3) and (2) the elimination of goodwill associated with the implementation of fresh-start reporting.

         During Fiscal 2001, amortization of excess reorganization value was $111.4 million. The excess reorganization value asset of $327.8 million is being amortized on a straight-line basis over a three-year period (see Note 3).

UNUSUAL ITEMS

         During Fiscal 2001 the Company recorded unusual items of (1) $3.0 million (income) associated with a reduction in the estimate of the remaining liability associated with the Company's store rationalization program (the "Store Rationalization Program") and (2) $1.3 million (expense) related to the implementation of a warehouse consolidation project.

         During Fiscal 2000 the Company recorded unusual items of (1) $5.5 million (expense) associated with the restructuring of certain executive compensation agreements, (2) $1.9 million (expense) associated with an early retirement program for certain eligible employees and (3) $4.6 million (income) related to the Store Rationalization Program (see Note 5).

OPERATING (LOSS) INCOME

         Operating (loss) for Fiscal 2001 was $51.1 million or 2.0% of revenues compared to an operating (loss) of $28.6 million or 1.2% of revenues for Fiscal 2000. The Company had an operating (loss) in Fiscal 2001 and Fiscal 2000 due to noncash charges for amortization of excess reorganization value of $111.4 million and $65.1 million, respectively. Amortization of excess reorganization value is a noncash charge which will end in the middle of the fiscal year ending February 1, 2003.

         Operating income excluding unusual items, special charges and amortization of excess reorganization value for Fiscal 2001 was $58.5 million or 2.3% of revenues compared to $43.2 million or 1.7% of revenues for Fiscal 2000. Operating income excluding unusual items, special charges and amortization of excess reorganization value as a percentage of revenues increased in Fiscal 2001 due to an increase in gross profit as a percentage of revenues.

INTEREST EXPENSE

         Interest expense for Fiscal 2001 and Fiscal 2000 was $39.2 million and $44.7 million, respectively. As discussed in Note 7, the Company discontinued the accrual of interest on the Company's former senior and senior subordinated notes on March 1, 1999.

REORGANIZATION ITEMS

         During Fiscal 2000, the Company recorded reorganization items (expense) of $167.0 million (see Note 8).

INCOME TAXES

         Income tax provision for Fiscal 2001 was $9.6 million compared to an income tax provision of $5.0 million for Fiscal 2000. The effective tax rate for Fiscal 2001 and the 31-week period ended January 29, 2000 varies from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value. The effective tax rate for the 21-week period ended June 26, 1999 varies from statutory rates due to the recording of a valuation allowance for all income tax benefits generated. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized (see Note 9).

         At January 30, 1999, the Company had approximately $300 million of federal net operating loss carryforwards as well as certain state net operating loss carryforwards and various tax credits. On January 30, 2000, all such net operating loss and tax credit carryforwards were eliminated due to the implementation of the Plan. In addition, as a result of the implementation of the Plan, on January 30, 2000, the Company lost the majority of the tax basis of its long-lived assets (which was approximately $350 million as of January 29, 2000), significantly reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its tax returns starting in Fiscal 2001.

EXTRAORDINARY ITEM

         During Fiscal 2000, the Company recorded an extraordinary gain of $654.9 million associated with the Company's financial restructuring (see Note
10).

NET (LOSS) INCOME

         Net (loss) for Fiscal 2001 was $99.9 million compared to a net income of $409.6 million for Fiscal 2000. Net income excluding unusual items, special charges, amortization of excess reorganization value, reorganization items and extraordinary items was $10.5 million for Fiscal 2001 compared to a net (loss) of $9.3 million for Fiscal 2000.

         FISCAL YEAR ENDED JANUARY 29, 2000 ("FISCAL 2000") COMPARED TO FISCAL YEAR ENDED JANUARY 30, 1999 ("FISCAL 1999")

         The following table sets forth certain Statement of Operations components expressed as percentages of revenues for Fiscal 2000 and Fiscal 1999:

                                             PERCENTAGE OF REVENUES
                                                   FISCAL YEAR
                                            ------------------------
                                            2000               1999
                                            -----              -----
Revenues                                    100.0%             100.0%

Gross profit (1)                             23.3               21.7

Gross profit excluding
 special charges (2)                         23.4               22.0

Selling and administrative
 expenses                                    21.7               21.3

Unusual items (3)                             0.1                2.2

Write-down of long-lived assets                                  5.1

Amortization of excess
 reorganization value                         2.6

Operating (loss)                             (1.2)              (6.8)

Operating income excluding
 unusual items, special charges
 and amortization of  excess
 reorganization value (4)                     1.7                0.7

Interest expense                              1.8                5.2

Reorganization items                          6.7

Net income (loss)                            16.5              (11.2)

Net (loss) excluding unusual items,
 special charges, amortization of
 excess reorganization value,
 reorganization items and
 extraordinary items (5)                     (0.4)              (3.7)

(1)      Revenues less cost of sales.

(2) Gross profit excluding special charges of $3.9 million and $8.0 million for Fiscal 2000 and Fiscal 1999, respectively (see Notes 4 and 5).

(3) Unusual items (expense) of $2.8 million and $61.4 million for Fiscal 2000 and Fiscal 1999, respectively (see Note 5).

(4) Operating (loss) for Fiscal 2000 excluding unusual items (expense) of $2.8 million, a special charge of $3.9 million and amortization of excess reorganization value of $65.1 million. Operating (loss) for Fiscal 1999, excluding special charges of $69.3 million and the write-down of long-lived assets of $143.8 million (see Notes 3, 4, 5 and 6).

(5) Net income for Fiscal 2000, excluding unusual items (expense) of $2.8 million, a special charge of $3.9 million, amortization of excess reorganization value of $65.1 million, reorganization items (expense) of $167.0 million and extraordinary items (income) of $654.9 million. Net (loss) for Fiscal 1999 excluding special charges of $69.3 million and the write-down of long-lived assets of $143.8 million (see Notes 3, 4, 5, 6, 8 and 10).

REVENUES

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

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses for Fiscal 2000 were 21.7% of revenues compared to 21.3% of revenues in Fiscal 1999. The increase in selling and administrative expenses as a percentage of revenues for Fiscal 2000 was primarily due to (1) the Company's investment in store labor as part of its plan to improve operations and focus on customer service and (2) the spreading of certain fixed and semi-fixed costs over reduced revenues. These increases in selling and administrative expenses were partially offset by (1) a reduction in bad debt expense, (2) a reduction in depreciation expense (as described below) and (3) a reduction in goodwill amortization resulting from (1) the Store Rationalization Program, which involved the sale or closure of stores and the write-off of related goodwill and (2) the elimination of Goodwill on June 26, 1999 in connection with the implementation of fresh-start reporting (see Note
3).

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense was $52.0 million in Fiscal 2000 and $77.2 million in Fiscal 1999, representing 2.1% and 2.7% of revenues, respectively. Depreciation and amortization expense decreased in Fiscal 2000 primarily due to (1) a reduction in the Company's capital expenditure program in Fiscal 1998 and Fiscal 1999 from the recent previous fiscal years, (2) the Store Rationalization Program, which involved the sale or closure of certain stores,
(3) the write-down of long-lived assets recorded in Fiscal 1999 in accordance with SFAS 121, (4) a reduction in the carrying value of property, plant and equipment associated with the implementation of fresh-start reporting and (5) the elimination of Goodwill on June 26, 1999 associated with the implementation of fresh-start reporting.

         During Fiscal 2000, amortization of excess reorganization value was $65.1 million. The Excess reorganization value asset of $327.8 million is being amortized on a straight-line basis over a three-year period (see Note 3).

UNUSUAL ITEMS

         During Fiscal 2000, the Company recorded unusual items of (1) $5.5 million (expense) associated with the restructuring of certain executive compensation agreements, (2) $1.9 million (expense) associated with an early retirement program for certain eligible employees and (3) $4.6 million (income) related to the Store Rationalization Program (see Note 5).

         During Fiscal 1999, the Company recorded special charges of $68.2 million associated with the Store Rationalization Program and $1.1 million associated with the Company's financial restructuring. Of these charges, $61.3 million is included in the unusual items account and $8.0 million (inventory markdowns) is included in the cost of sales account (see Note 5).

         In accordance with SFAS 121, during Fiscal 1999, the Company recorded noncash charges of (1) $52.3 million primarily related to the write-down of a portion of the recorded asset values of 14 of the Company's stores (including allocable goodwill) to estimated realizable values and (2) $91.5 million to write down the carrying amounts (including allocable goodwill) of property held for sale in connection with the Store Rationalization Program to estimated realizable value (see Note 6).

OPERATING INCOME (LOSS)

         Operating (loss) for Fiscal 2000 was $28.6 million or 1.2% of revenues compared to an operating (loss) of $193.3 million or 6.8% of revenues for Fiscal 1999. The Company had an operating (loss) in Fiscal 2000 due to the amortization of excess reorganization value of $65.1 million which is a noncash charge which will end in the middle of the fiscal year ending February 1, 2003.

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

REORGANIZATION ITEMS

         During Fiscal 2000, the Company recorded reorganization items (expense) of $167.0 million (see Note 8).

INCOME TAXES

         Income tax provision for Fiscal 2000 was $5.0 million compared to a tax benefit of $23.9 million for Fiscal 1999. The effective tax rate for Fiscal 2000 varies from statutory rates due to (1) differences in income for financial reporting and tax reporting purposes for the 31-week period ended January 29, 2000 that result primarily from the nondeductible amortization of excess reorganization value and (2) the fact the Company recorded a valuation allowance for all income tax benefits generated in the 21-week period ended June 26, 1999. Although the Company recorded an income tax provision for the 31-week period ended January 30, 2000, the Company did not pay any income taxes for the fiscal year ended January 29, 2000 (other than $0.2 million of franchise taxes) due to the utilization of net operating loss carryforwards (see Note 9).

         At January 30, 1999, the Company had approximately $300 million of federal net operating loss carryforwards as well as certain state net operating loss carryforwards and various tax credits. On January 30, 2000, all such net operating loss and tax credit carryforwards were eliminated due to the implementation of the Plan. In addition, as a result of the implementation of the Plan, on January 30, 2000, the Company lost the majority of the tax basis of its long-lived assets (which was approximately $350 million as of January 29, 2000), significantly reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its tax returns starting in Fiscal 2001.

EXTRAORDINARY ITEMS

         During Fiscal 2000, the Company recorded an extraordinary gain of $654.9 million associated with the Company's financial restructuring (see Note
10).

NET INCOME (LOSS)

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

         Pursuant to the terms of the indenture for the New Senior Notes (the "Indenture"), the Company, at its election, can choose to pay interest on the New Senior Notes at the rate of 11% per annum for the first two years (i.e., the first four semi-annual interest payments) through the issuance of additional notes; thereafter, interest on the New Senior Notes will be payable at the rate of 11% per annum, in cash. Any notes issued in lieu of interest would also mature on June 29, 2009, and bear interest at 11% per annum. The Company paid the interest on the New Senior Notes in cash for the first three semi-annual interest periods. The Company also currently expects to make the fourth semi-annual interest payment on June 29, 2001, in cash instead of through the issuance of any additional notes. The Indenture contains certain negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness, permit additional liens and make certain restricted payments.

         On June 29, 1999, in connection with the consummation of the Plan, the Company entered into the $320 million New Credit Facility. The New Credit Facility includes (1) the $205 million New Revolving Credit Facility and (2) the $115 million Term Loan. The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. The New Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations. These include, among other things, restrictions on the Company's ability to incur debt, make capital expenditures and make restricted payments as well as requirements that the Company achieve required levels for Consolidated EBITDA, interest coverage, fixed charge coverage and funded debt ratio (all as defined in the New Credit Facility).

         The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in future fiscal years are outlined in the following table (in thousands of dollars):

                 FISCAL YEAR ENDING                   AMOUNT MATURING
                 ------------------                   ---------------

                  February 2, 2002                        $  4,750
                  February 1, 2003                           6,750
                  January 31, 2004                           9,750
                  January 29, 2005                          12,750
                  January 28, 2006                           7,750
                  February 3, 2007                          71,250
                                                          --------

                                                          $113,000
                                                          ========

         Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. Availability under the New Revolving Credit Facility was approximately $132 million as of February 3, 2001 (see Note 13).

         During April 2000, the Company entered into interest rate swap agreements, which expire in five years, that effectively convert $50 million of its variable rate borrowings into fixed rate obligations. Under the terms of these agreements, the Company makes payments at a weighted average fixed interest rate of 7.08% per annum and receives payments at variable interest rates based on the London InterBank Offered Rate ("LIBOR").

         During Fiscal 2001, the Company's internally generated funds from operations, available cash resources and amounts available under the New Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs, and fund expenditures related to the Company's financial restructuring and stock repurchase program. During the 52-week period ending February 2, 2002 ("Fiscal 2002"), the Company expects to utilize internally generated funds from operations, amounts available under the New Revolving Credit Facility and new capital leases to satisfy its operating, capital expenditure and debt service needs, to fund any repurchase of shares of its common stock under its stock repurchase program and to pay expenditures related to the Company's financial restructuring.

         Cash flows used to meet the Company's operating requirements during Fiscal 2001 are reported in the Consolidated Statement of Cash Flows. During Fiscal 2001, the Company's net cash used in investing activities was $56.4 million. This amount was financed by net cash provided by operating activities, net cash provided by financing activities and a reduction in cash and cash equivalents of $37.2 million, $10.0 million and $9.2 million, respectively.

         As described above in Item 1 - "Business -- New England Stores," in July 1990, the Company entered into the New England Operating Agreement with Grand Union pursuant to which Grand Union acquired the right to operate 13 stores in Vermont and New Hampshire under the "Grand Union" trade name until July 31, 2000. Prior to July 1990, these stores had been operated by Penn Traffic under the Company's "P&C" trade name. By August 1, 2000, the Company had regained operating control of the remaining 10 stores that had been subject to the New England Operating Agreement. Nine of these stores were opened for business in August 2000.

         The Revenues account of the Company's Consolidated Statement of Operations for Fiscal 2000 includes approximately $12.5 million of income from the New England Operating Agreement. The Company also recorded approximately $5.7 million of income from the New England Operating Agreement in the Revenues account in the first half of Fiscal 2001. In contrast, the Company incurred approximately $1 million of operating losses during the second half of Fiscal 2001 in connection with commencement of operation of these 10 stores.

         The Company expects to continue to invest in promotional activities to reacquaint customers with the Company's offerings in the startup period for these 10 New England stores, which the Company expects will conclude in the first half of Fiscal 2002. While the Company currently expects these stores to contribute to the Company's operating income in the second half of Fiscal 2002, Penn Traffic believes that the operating income allocable to such stores will be significantly less on an annual basis than the income received pursuant to the New England Operating Agreement.

         During Fiscal 2001, the Company commenced implementation of a loyalty card program in its 70 Big Bear stores in Ohio and West Virginia. Fiscal 2001 operating income was reduced by an estimated $1.5 million in connection with the launch of this loyalty card program. Penn Traffic currently expects to roll out the program to other markets in the second half of Fiscal 2002. Such introduction will result in additional costs of an, as yet, undetermined amount.

         During Fiscal 2001, the Company invested approximately $58 million in capital expenditures. The Company financed such capital expenditures through cash generated from operations, available cash resources and amounts available under the New Revolving Credit Facility. During Fiscal 2002 Penn Traffic expects to invest approximately $60 million (including capital leases). Capital expenditures will be principally for new stores, store remodels and investments in the Company's distribution infrastructure and technology. The Company expects to finance such expenditures through cash generated from operations, amounts available under the New Revolving Credit Facility and new capital leases.

         On June 29, 2000, the Company announced that its Board of Directors has authorized the Company to repurchase up to an aggregate value of $10 million of Penn Traffic's common stock from time to time in the open market or privately negotiated transactions. The timing and amounts of purchases will be governed by prevailing market conditions and other considerations. Penn Traffic's ability to repurchase its common stock is subject to limitations contained in the Company's debt instruments. The Company is currently allowed to repurchase approximately $8 million of common shares under these agreements. This amount will change on a quarterly basis based on the Company's financial results. To date, the Company has repurchased 53,000 shares of common stock at an average price of $7.08 per share.

IMPACT OF NEW ACCOUNTING STANDARDS

         Existing generally accepted accounting principles do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers. The Financial Accounting Standards Board Emerging Issues Task Force has issued EITF 00-14, which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require Penn Traffic to make certain reclassifications between Revenues and Costs and Operating Expenses in the Company's Consolidated Statement of Operations. Penn Traffic currently expects to implement EITF 00-14 in the second quarter of Fiscal 2002. In accordance with such implementation, Penn Traffic will also reclassify certain prior period financial statements for comparability purposes.

         Penn Traffic expects that the implementation of EITF 00-14 will result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses. Accordingly, Penn Traffic is currently reviewing this pronouncement with its auditors and therefore cannot quantify the precise effect on reported Revenues, Costs and Operating Expenses or same store sales results. The Company believes that the implementation of EITF 00-14 will not have an effect on Penn Traffic's reported Operating Income, EBITDA or Net Income (Loss). The Company currently estimates that had EITF 00-14 been implemented in Fiscal 2001, same store sales for Fiscal 2001 would have been reduced by no more than 1% of sales from that reported under the Company's existing income statement classifications due, in part, to the increased promotional allowance opportunities which the Company's vendors have made available to the Company in the current fiscal year as compared to the prior year.

         Penn Traffic will adopt the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133") at the beginning of Fiscal 2002. This statement requires all derivative financial instruments to be carried on the balance sheet at fair value, with changes in fair value recorded in either comprehensive income and/or net income, depending on the nature of the instrument. The Company currently holds interest rate swaps for the purpose of hedging interest rate risk associated with a portion of the Company's variable rate debt. The Company believes these instruments qualify as hedges under SFAS 133. Adoption of this pronouncement is not expected to have a significant effect on the Company's financial statements. See Note 13 for further information regarding the Company's variable rate debt and interest rate swaps.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See information set forth above in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 13 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                  Page
------------------------------------------                                  ----


  Reports of Independent Accountants                                         44


  Consolidated Financial Statements:

    Statement of Operations                                                  46
    Balance Sheet                                                            47
    Statement of Stockholders' Equity (Deficit)                              49
    Statement of Cash Flows                                                  50
    Notes to Consolidated Financial Statements                               51


  Financial Statement Schedule

    Schedule II -- Valuation and Qualifying Accounts                         84

  Supplementary Data - Quarterly Financial Data (Unaudited)                  85

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                (Post-Emergence)

To the Stockholders and the Board of Directors of The Penn Traffic Company


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Penn Traffic Company and its subsidiaries at February 3, 2001, and January 29, 2000, and the results of their operations and their cash flows for the year ended February 3, 2001, and the 31-weeks ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


PricewaterhouseCoopers LLP
Syracuse, New York
March 16, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 (Pre-Emergence)

To the Stockholders and the Board of Directors of The Penn Traffic Company


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects the consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the results of operations and cash flows of The Penn Traffic Company and its subsidiaries for the 21-weeks ended June 26, 1999, and for the year in the period ended January 30, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards generally accepted in the United States of America which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

PricewaterhouseCoopers LLP
Syracuse, New York
March 10, 2000

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                        SUCCESSOR COMPANY        PREDECESSOR COMPANY
                                     -----------------------   -----------------------
                                      53 Weeks     31 Weeks     21 Weeks     52 Weeks
                                       Ended        Ended        Ended        Ended
                                     February 3,  January 29,   June 26,    January 30,
                                        2001         2000         1999         1999
                                     ----------   ----------   ----------   ----------
                                  (All dollar amounts in thousands, except per share data)
REVENUES                             $2,525,305   $1,477,219   $1,006,804   $2,828,109

COSTS AND OPERATING EXPENSES:
  Cost of sales (including
   buying and occupancy costs)
   (Notes 4 and 5)                    1,917,851    1,124,755      781,342    2,213,801
  Selling and administrative
   expenses                             548,959      312,154      226,430      602,382
  Amortization of excess
   reorganization value (Note 3)        111,381       65,132
  Unusual items (Note 5)                 (1,741)       7,408       (4,631)      61,355
  Write-down of long-lived
   assets (Note 6)                                                             143,842
                                     ----------   ----------   ----------   ----------

OPERATING (LOSS) INCOME                 (51,145)     (32,230)       3,663     (193,271)

  Interest expense (Note 7)              39,164       22,923       21,794      147,737
  Reorganization items (Note 8)                                   167,031
                                     ----------   ----------   ----------   ----------

(LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS                    (90,309)     (55,153)    (185,162)    (341,008)

  Provision (benefit) for income
   taxes (Note 9)                         9,593        4,940           60      (23,914)
                                     ----------   ----------   ----------   ----------

(LOSS) BEFORE EXTRAORDINARY ITEMS       (99,902)     (60,093)    (185,222)    (317,094)

  Extraordinary items (Note 10)                                  (654,928)
                                     ----------   ----------   ----------   ----------

NET (LOSS) INCOME                    $  (99,902)  $  (60,093)  $  469,706   $ (317,094)
                                     ==========   ==========   ==========   ==========


PER SHARE DATA (BASIC AND DILUTED):

  Net (loss) (Note 11)               $    (4.97)  $    (2.99)
                                     ==========   ==========

The accompanying notes are an integral part of these statements. Per share data is not presented for periods prior to June 26, 1999, because of the general lack of comparability as a result of the revised capital structure of the Company.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                     February 3,     January 29,
                                                        2001            2000
                                                     ----------      ----------
                                                      (In thousands of dollars)
                                     ASSETS

CURRENT ASSETS:
  Cash and short-term investments (Note 1)           $   42,529      $   51,759
  Accounts and notes receivable (less
   allowance for doubtful accounts of
   $4,634 and $10,561, respectively)                     46,113          49,722
  Inventories (Note 1)                                  271,704         268,550
  Prepaid expenses and other current assets               9,338           8,335
  Deferred income taxes (Note 9)                                          8,993
                                                     ----------      ----------
                                                        369,684         387,359
                                                     ----------      ----------

CAPITAL LEASES (NOTES 1 AND 12):
  Capital leases                                         60,405          66,119
  Less:  Accumulated amortization                        (9,593)         (5,052)
                                                     ----------      ----------
                                                         50,812          61,067
                                                     ----------      ----------

FIXED ASSETS (NOTE 1):
  Land                                                   39,733          39,978
  Buildings                                              84,425          84,171
  Furniture and fixtures                                138,572         110,298
  Vehicles                                                4,764           2,394
  Leaseholds and improvements                            32,662           6,649
                                                     ----------      ----------
                                                        300,156         243,490
  Less:  Accumulated depreciation                       (44,649)        (17,459)
                                                     ----------      ----------
                                                        255,507         226,031
                                                     ----------      ----------

OTHER ASSETS (NOTES 1 AND 3):
  Goodwill, net                                           9,197           8,506
  Beneficial leases, net                                 50,549          56,594
  Excess reorganization value, net                      151,304         262,685
  Other assets - net                                     22,517          18,215
                                                     ----------      ----------

                                                     $  909,570      $1,020,457
                                                     ==========      ==========

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                     February 3,     January 29,
                                                        2001            2000
                                                     ----------      ----------
                                                     (In thousands of dollars)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligations under
   capital leases (Note 12)                          $    7,878      $    9,667
  Current maturities of long-term debt (Note 13)          5,062           2,292
  Trade accounts and drafts payable (Note 1)            119,905         124,556
  Other accrued liabilities                              76,857          88,916
  Accrued interest expense                                3,478           2,863
  Taxes payable                                          16,971          12,637
                                                     ----------      ----------
                                                        230,151         240,931
                                                     ----------      ----------

NONCURRENT LIABILITIES:
  Obligations under capital leases (Note 12)             73,396          82,537
  Long-term debt (Note 13)                              238,112         225,678
  Deferred income taxes                                  76,141          80,581
  Other noncurrent liabilities                           28,483          27,166

STOCKHOLDERS' EQUITY (NOTE 15):
  Preferred stock - authorized
   1,000,000 shares,
   $.01 par value; none issued
  Common stock authorized 30,000,000
   shares, $.01 par value; 20,054,022
   shares and 20,106,955 shares issued
   and outstanding, respectively                            201             201
  Capital in excess of par value                        416,207         416,207
  Stock warrants                                          7,249           7,249
  Retained deficit                                     (159,995)        (60,093)
  Treasury stock, at cost                                  (375)
                                                     ----------     -----------
   TOTAL STOCKHOLDERS' EQUITY                           263,287         363,564
                                                     ----------      ----------

                                                     $  909,570      $1,020,457
                                                     ==========      ==========

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              Minimum
                                            Capital in                        Pension                              Total
                                  Common    Excess of    Stock    Retained   Liability    Unearned    Treasury  Stockholders'
                                   Stock    Par Value   Warrants  Deficit   Adjustment  Compensation   Stock    Equity(Deficit)
                                  -------  -----------  --------  --------  ----------  ------------  -------- ----------------
                                                                    (In thousands of dollars)
PREDECESSOR COMPANY:

JANUARY 31, 1998                   13,586     180,060         0   (340,470)   (10,667)     (1,693)       (625)    (159,809)

  Comprehensive (loss):
    Net (loss)                                                    (317,094)
    Minimum pension liability
     adjustment                                                                 7,197
  Total comprehensive (loss)                                                                                      (309,897)

  Cancellation of 129,100
   restricted stock shares           (161)       (178)                 339
  Unearned compensation
   adjustment                                                       (1,595)                 1,595
                                  -------   ---------   -------  ---------   --------    --------     -------    ---------

JANUARY 30, 1999                   13,425     179,882         0   (658,820)    (3,470)        (98)       (625)    (469,706)

  Comprehensive income:
    Net income for the 21-week
     period ended June 26, 1999                                    469,706
  Total comprehensive income                                                                                       469,706

  Adjustments to Stockholders'
   Equity in connection with
    reorganization
    (Notes 2 and 3)               (13,425)   (179,882)             189,114      3,470          98         625
  Issuance of Common Stock
   and Stock Warrants in
   connection with reorganization
   (Notes 2 and 3)                    201     416,207     7,249                                                    423,657
                                  -------   ---------   -------  ---------   --------   ---------     -------    ---------

JUNE 26, 1999                         201     416,207     7,249          0          0           0          0       423,657

-------------------------------------------------------------------------------------------------------------------------------

SUCCESSOR COMPANY:

  Comprehensive (loss):
    Net (loss) for the 31-week
     period ended January 29, 2000                                 (60,093)
  Total comprehensive (loss)                                                                                       (60,093)
                                  -------   ---------   -------  ---------   --------   ---------     -------    ---------

JANUARY 29, 2000                  $   201   $ 416,207   $ 7,249  $ (60,093)  $      0   $       0     $     0    $ 363,564

  Comprehensive (loss):
    Net (loss)                                                     (99,902)
  Total comprehensive (loss)                                                                                       (99,902)
  Treasury stock, at cost                                                                                (375)        (375)
                                  -------   ---------   -------  ---------   --------   ---------     -------    ---------

FEBRUARY 3, 2001                  $   201   $ 416,207   $ 7,249  $(159,995)  $      0   $       0     $  (375)   $ 263,287
                                  =======   =========   =======  =========   ========   =========     =======    =========

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                          SUCCESSOR COMPANY        PREDECESSOR COMPANY
                                       -----------------------   -----------------------
                                        53 Weeks     31 Weeks     21 Weeks     52 Weeks
                                         Ended        Ended        Ended        Ended
                                       February 3,  January 29,   June 26,    January 30,
                                          2001         2000         1999         1999
                                       ----------   ----------   ----------   ----------
                                                    (In thousands of dollars)
OPERATING ACTIVITIES:
  Net (loss) income                    $  (99,902)  $  (60,093)  $  469,706   $ (317,094)
  Adjustments to reconcile net (loss)
   income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization          41,870       26,176       25,832       77,179
    Amortization of excess
     reorganization value                 111,381       65,132
    (Gain) loss on sold/closed stores                                (2,921)      23,285
    Write-down of long-lived assets                                              143,842
    Reorganization Items:
      Gain from rejected leases                                     (12,830)
      Write-off of unamortized
       deferred financing fees                                       16,591
      Fresh-start adjustments                                       151,161
    Extraordinary items                                            (654,928)
    Adjustment to excess
     reorganization value                               14,811
    Other-net                                (238)        (941)         120        9,559
NET CHANGE IN ASSETS AND
 LIABILITIES:
  Accounts receivable and prepaid
   expenses                                 2,606        2,445       15,437        7,356
  Inventories                              (3,154)     (11,423)      22,321       43,758
  Payables and accrued expenses           (16,980)      (9,754)      16,477        2,569
  Deferred income taxes                     4,553       (9,979)                  (16,671)
  Other assets                             (4,302)       2,403        1,464        3,218
  Other noncurrent liabilities              1,317       (3,067)      (4,797)         612
                                       ----------   ----------   ----------   ----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                      37,151       15,710       43,633      (22,387)
                                       ----------   ----------   ----------   ----------

INVESTING ACTIVITIES:
  Capital expenditures                    (57,982)     (31,468)      (6,279)     (14,368)
  Proceeds from sale of assets              1,551        5,251       17,273       39,145
                                       ----------   ----------   ----------   ----------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                     (56,431)     (26,217)      10,994       24,777
                                       ----------   ----------   ----------   ----------

FINANCING ACTIVITIES:
  Net increase (decrease) in
   drafts payable                           5,321       (3,332)      (2,677)     (11,762)
  Payments to settle long-term debt        (2,296)        (162)      (9,598)      (6,157)
  Borrowing of revolver debt                            33,100       31,100      122,200
  Repayment of revolver debt                           (33,100)    (144,000)     (86,883)
  Borrowing of DIP revolver debt                                    166,751
  Repayment of DIP revolver debt                                   (166,751)
  Borrowing of new term loan                                        115,000
  Borrowing of new revolving debt          95,900
  Repayment of new revolving debt         (78,400)
  Reduction of capital lease
   obligations                            (10,100)      (5,773)      (8,487)     (25,409)
  Payment of debt issuance costs                                     (7,906)
  Purchase of treasury stock                 (375)
                                       ----------   ----------   ----------   ----------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                      10,050       (9,267)     (26,568)      (8,011)
                                       ----------   ----------   ----------   -----------

(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                          (9,230)     (19,774)      28,059       (5,621)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                       51,759       71,533       43,474       49,095
                                       ----------   ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                         $   42,529   $   51,759   $   71,533   $   43,474
                                       ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES:

The Penn Traffic Company ("Penn Traffic" or the "Company") is primarily engaged in retail and wholesale food distribution. As of February 3, 2001, the Company operated 220 supermarkets in Ohio, West Virginia, Pennsylvania, upstate New York, Vermont and New Hampshire, and supplied 83 franchise supermarkets and 77 independent wholesale accounts. The Company also operated eight distribution centers and a bakery.

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

CASH AND SHORT-TERM INVESTMENTS Short-term investments are classified as cash and are stated at cost, which approximates market value. For the purpose of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

INVENTORIES Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method of valuation for the vast majority of the Company's inventories. If the first-in, first-out ("FIFO") method had been used by the Company, inventories would have been $2.4 million and $0.9 million higher than reported at February 3, 2001, and January 29, 2000, respectively. In connection with the implementation of fresh-start reporting, the Company adjusted the value of its inventories on June 26, 1999, to be equal to fair value which approximates the FIFO value of inventories.

For the 52-week period ended January 30, 1999 ("Fiscal 1999"), inventory quantities were reduced, which resulted in a liquidation of certain LIFO inventory layers carried at lower costs prevailing in prior years. The effect for Fiscal 1999 was to decrease cost of goods sold by approximately $1.6 million and net loss by $1.6 million.

FIXED ASSETS AND CAPITAL LEASES Major renewals and betterments are capitalized, whereas maintenance and repairs are charged to operations as incurred. Interest costs on major capital projects constructed for the Company's own use are capitalized as part of the costs of the newly constructed facilities. Depreciation and amortization for financial accounting purposes are provided on the straight-line method. For income tax purposes, the Company principally uses accelerated methods. For financial accounting purposes, depreciation and amortization are provided over the following useful lives or lease term:

                  Buildings                     10 to 40 years
                  Furniture and fixtures         3 to 10 years
                  Vehicles                       3 to  8 years
                  Leasehold improvements        10 to 40 years
                  Capital leases                    lease term

INTANGIBLES The excess of the costs over the amounts attributed to the fair value of net assets acquired (Goodwill) is being amortized primarily over 40 years using the straight-line method. In addition, as of January 30, 1999, certain other nonfinancing costs resulting from acquisitions have been capitalized as other assets. As a result of the adoption of fresh-start reporting, Goodwill and other intangible acquisition costs existing at June 26, 1999, have been eliminated (see Note 3).

Beneficial leases represent the present value of the difference between market value rent and contract rent over the remaining term of a lease. Such amounts are being amortized over the remaining lease term (ranging from 4 to 19 years from June 26, 1999) using the straight-line method.

Excess reorganization value represents the total reorganization value in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities (see Note 3). This amount is being amortized on a straight-line basis over a three-year period from June 26, 1999.

For the 53-week period ended February 3, 2001 ("Fiscal 2001"), the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, and Fiscal 1999, amortization of intangibles was $117.6 million, $68.8 million, $3.9 million and $14.1 million, respectively.

OTHER ASSETS Other assets primarily consist of investments, notes receivable, debt issuance costs and prepaid pension expense. The debt issuance costs are being amortized primarily on a straight-line basis over the life of the related debt.

IMPAIRMENT OF LONG-LIVED ASSETS In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each fiscal year-end, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values (see Note
6).

TRADE ACCOUNTS AND DRAFTS PAYABLE Trade accounts and drafts payable include drafts payable of $34.0 million and $32.5 million at February 3, 2001, and January 29, 2000, respectively.

STORE PRE-OPENING COSTS Store pre-opening costs are charged to expense as incurred.

ADVERTISING COSTS The Company's advertising costs are expensed as incurred and included in Selling and administrative expenses in the Consolidated Statement of Operations. Advertising expenses were $37.3 million in Fiscal 2001, $19.7 million for the 31-weeks ended January 29, 2000, $15.3 million for the 21-weeks ended June 26, 1999, and $36.6 million in Fiscal 1999.

INTEREST RATE HEDGING AGREEMENTS The Company uses interest rate swaps to hedge a portion of its variable rate borrowings against changes in interest rates. The interest differential to be paid or received is accrued as interest expense.

INCOME TAXES Income taxes are provided based on the liability method of accounting. Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their corresponding financial reporting amounts at each year-end.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS Penn Traffic will adopt Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), in the first quarter of the 52-week period ending February 2, 2002 ("Fiscal 2002"). This statement requires all derivative financial instruments to be carried on the balance sheet at fair value, with changes in fair value recorded in comprehensive income and/or net income, depending on the nature of the instrument. The Company currently holds interest rate swaps for the purpose of hedging interest rate risk associated with variable rate debt. The Company believes these instruments qualify as hedges under SFAS 133. Adoption of this pronouncement is not expected to have a significant effect on the Company's financial statements. See Note 13 for further information regarding the Company's variable rate debt and interest rate swaps.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and proves guidance for disclosure related to revenue recognition policies. The provision of SAB No. 101 did not have a material impact on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This standard became effective July 1, 2000. The adoption of the standard did not have a material impact on the Company's financial statements.

In May 2000, the FASB Emerging Issues Task Force ("EITF") issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require Penn Traffic to make certain reclassifications between Revenues and Costs and Operating Expenses in the Company's Consolidated Statement of Operations. Penn Traffic currently expects to implement EITF 00-14 in the second quarter of Fiscal 2002. Penn Traffic expects that the implementation of EITF 00-14 will result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses. In accordance with such implementation, Penn Traffic will also reclassify certain prior period financial statements for comparability purposes.

NOTE 2 -- REORGANIZATION:

         On March 1, 1999 (the "Petition Date"), the Company and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On June 29, 1999 (the "Effective Date"), the Company's Chapter 11 plan of reorganization (the "Plan") became effective in accordance with its terms.

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

NOTE 3 -- FRESH-START REPORTING:

         As of the Effective Date, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In connection with the adoption of fresh-start reporting, a new entity has been created for financial reporting purposes. The Effective Date is considered to be the close of business on June 26, 1999, for financial reporting purposes. The periods presented prior to June 26, 1999, have been designated "Predecessor Company" and the periods subsequent to June 26, 1999, have been designated "Successor Company." As a result of the implementation of fresh-start reporting, the financial statements of the Company after the Effective Date are not comparable to the Company's financial statements for prior periods. In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. The fair value of the Company's long-lived assets was determined, in part, using information provided by third-party appraisers.

         The reorganization value of the Company is reflected as the debt and equity value of the new company, as of the Effective Date. To facilitate the calculation of the reorganization value, the Company developed a set of financial projections. Based on these financial projections, the reorganization value was determined by the Company with the assistance of a financial advisor using various valuation methods, including (1) a comparison of the Company and its projected performance to how the market values comparable companies, (2) a calculation of the present value of the free cash flows under the projections, including an assumption for a terminal value and (3) negotiations with an informal committee of the Company's noteholders. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections, as well as the realization of certain other assumptions which are not guaranteed.

         The total reorganization value as of the Effective Date was approximately $750 million, which was approximately $327.8 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities. Such excess is classified as "Excess reorganization value" in the accompanying Consolidated Balance Sheet. This amount is being amortized on a straight-line basis over a three-year period from June 26, 1999.

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

         As described in Note 5 below, during Fiscal 1999 the Company recorded a special charge of $68.2 million related to the Company's store rationalization program (the "Store Rationalization Program"), net of a $12.7 million gain on the sale of assets in connection with this program. Of this charge, $60.2 million is included in the unusual item account; $8.0 million of this charge, representing inventory markdowns, is included in cost of sales. At February 3, 2001 and January 29, 2000, the accrued liability related to these charges was $3.5 million and $9.0 million, respectively. The reduction in such liability since January 29, 2000, is primarily due to cash payments for facility costs and a reduction in the Company's estimate of a pension withdrawal liability resulting from the Store Rationalization Program (see Note 5).

NOTE 5 -- UNUSUAL ITEMS:

         During Fiscal 2001 the Company recorded an unusual item (income) of $3.0 million associated with a reduction in the estimate of a pension withdrawal liability associated with the Store Rationalization Program.

         In January 2000, Penn Traffic began a process to (1) reduce the number of distribution centers the Company utilizes for nonperishable grocery products from four to three and (2) transfer the distribution of general merchandise and health and beauty care items from a leased facility in Columbus, Ohio to the Company's Jamestown, New York facility (an owned 274,000 square foot facility which had supplied grocery products to certain stores in upstate New York and northern Pennsylvania until January 2000). This process was completed in June 2000. In connection with the completion of this project, Penn Traffic canceled its lease on a 205,000 square foot distribution center in Columbus, Ohio. During Fiscal 2001, the Company recorded an unusual item (expense) of $1.3 million related to the implementation of this warehouse consolidation project.

         During the 31-week period ended January 29, 2000, the Company recorded unusual items of (1) $5.5 million (expense) associated with the restructuring of certain executive compensation agreements and (2) $1.9 million (expense) associated with an early retirement program for certain eligible employees. During the 21-week period ended June 26, 1999, the Company recorded unusual items (income) of $4.6 million related to (1) a reduction of closed store reserves previously accrued in connection with the Store Rationalization Program and (2) a gain on the disposition of certain assets sold in connection with the Store Rationalization Program, as described below.

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

NOTE 6 -- ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS:

         The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, the Company performed a comprehensive review of its long-lived assets during Fiscal 2001 and the 31-week period ended January 29, 2000. Based on this review, no assets were deemed to be impaired.

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

NOTE 7 -- INTEREST EXPENSE:

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

NOTE 8 -- REORGANIZATION ITEMS:

         Reorganization items (expense) consist of the following items (in thousands of dollars):

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

NOTE 9 -- INCOME TAXES:

         The provision (benefit) for income taxes was as follows:

                                  SUCCESSOR COMPANY           PREDECESSOR COMPANY
                               ------------------------    ------------------------
                                53 WEEKS      31 WEEKS      21 WEEKS      52 WEEKS
                                 ENDED         ENDED         ENDED         ENDED
                               FEBRUARY 3,   JANUARY 29,     JUNE 26,    JANUARY 30,
                                  2001          2000          1999          1999
                               ----------    ----------    ----------    ----------
                                             (IN THOUSANDS OF DOLLARS)
Current Tax Provision:
  Federal income               $     307     $     (44)    $             $
  State income                       829            90            60           150
                               ---------     ---------     ---------     ---------
                                   1,136            46            60           150
                               ---------     ---------     ---------     ---------

Deferred Tax Provision (Benefit):
  Federal income                   6,877         3,787                     (18,642)
  State income                     1,580         1,107                      (5,422)
                               ---------     ---------     ---------     ---------
                                   8,457         4,894                     (24,064)
                               ---------     ---------     ---------     ---------
Provision (benefit) for
  income taxes                 $   9,593     $   4,940     $      60     $ (23,914)
                               =========     =========     =========     =========

         The differences between income taxes computed using the statutory federal income tax rate and those shown in the Consolidated Statement of Operations are summarized as follows:

                                  SUCCESSOR COMPANY           PREDECESSOR COMPANY
                               ------------------------    ------------------------
                                53 WEEKS      31 WEEKS      21 WEEKS      52 WEEKS
                                 ENDED         ENDED         ENDED         ENDED
                               FEBRUARY 3,   JANUARY 29,     JUNE 26,    JANUARY 30,
                                  2001          2000          1999          1999
                               ----------    ----------    ----------    ----------
                                             (IN THOUSANDS OF DOLLARS)
Federal (benefit) at
  statutory rates              $ (31,608)    $ (19,304)    $ (64,807)    $(119,353)
State income taxes net of
  federal income tax effect        1,566           778       (10,870)       (3,427)
Nondeductible amortization
  of excess reorganization
  value and goodwill              38,983        22,796         1,303         9,771
Miscellaneous items                  727           714                          62
Tax credits                          (75)          (44)
Valuation allowance                                           74,434        89,033
                               ---------     ---------     ---------      --------

Provision (benefit) for
  income taxes                 $   9,593     $   4,940     $      60     $ (23,914)
                               =========     =========     =========     =========

         Components of deferred income taxes at February 3, 2001, and January 29, 2000, were as follows:

                                                     FISCAL YEAR ENDED
                                               ----------------------------
                                               FEBRUARY 3,       JANUARY 29,
                                                  2001              2000
                                               ----------        ----------
                                                 (IN THOUSANDS OF DOLLARS)
Deferred Tax Liabilities:
  Fixed assets                                 $  68,797         $  73,370
  Inventory                                       28,038            27,735
  Beneficial leases and goodwill
   amortization                                   21,776            22,901
  Pensions                                         6,512             4,449
                                               ---------         ---------

                                               $ 125,123         $ 128,455
                                               =========         =========
Deferred Tax Assets:
  Nondeductible accruals                       $  32,336         $  44,097
  Capital leases                                  12,493            12,770
  Tax credit carryforwards                           249
                                               ---------         ---------

                                               $  45,078         $  56,867
                                               =========         =========

Net Deferred Tax Liability                     $  80,045         $  71,588
                                               =========         =========

         The Company recorded a provision for income taxes of approximately $9.6 million for Fiscal 2001.

         The Company recorded a provision for income taxes of approximately $4.9 million for the 31-week period ended January 29, 2000. The Company recorded no income tax benefit relating to the net operating loss generated during the 21-week period ended June 26, 1999, as such loss was offset by a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. Due to the operating loss carryforward described below, the Company has not and will not pay any income taxes for the 52-week period ended January 29, 2000 (other than $0.2 million of franchise taxes).

         At January 30, 1999, the Company had approximately $300 million of federal net operating loss carryforwards, certain state net operating loss carryforwards and various tax credits. These amounts were available to reduce taxes payable otherwise arising through January 29, 2000. On January 30, 2000, all such net operating loss and tax credit carryforwards were eliminated due to the implementation of the Plan. In addition, as a result of the implementation of the Plan, on January 30, 2000, the Company lost the majority of the tax basis of its long-lived assets (which was approximately $350 million as of January 29, 2000), significantly reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its tax returns starting in Fiscal 2001.

NOTE 10 -- EXTRAORDINARY ITEMS:

         The extraordinary items recorded for the 21-week period ended June 26, 1999 includes the write-off of unamortized deferred financing fees associated with the early retirement of the Company's revolving credit facility prior to the Petition Date and the extraordinary gain on debt discharge recognized as a result of the consummation of the Plan. No corresponding tax provision has been recorded.

NOTE 11 -- NET (LOSS) PER SHARE

         Net (loss) per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic earnings per share ("EPS") computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all potentially dilutive shares outstanding (i.e., options and warrants) during the period. Income used in the EPS calculation is net (loss) for Fiscal 2001. Shares used in the calculation of basic and diluted EPS were (in thousands):

                                                  53 WEEKS        31 WEEKS
                                                   ENDED           ENDED
                                                 FEBRUARY 3,     JANUARY 29,
                                                    2001            2000
                                                 -----------     -----------
     Shares used in the calculation of
       Basic EPS (weighted average
       shares outstanding)                          20,084         20,107

     Effect of potentially dilutive securities           0              0
                                                    ------         ------
     Shares used in the calculation of
       Diluted EPS                                  20,084         20,107
                                                    ======         ======

         The Fiscal 2001 calculation of diluted EPS excludes the effect of incremental common stock equivalents aggregating 1,677 shares, since they would have been antidilutive given the net loss for the year. The number of shares used in the calculation of diluted EPS for Fiscal 2001 also excludes additional options (1,540,323 shares) and warrants (1,000,000 shares) for which the exercise price was greater than the average market price of common shares for the year.

         There were no incremental potentially dilutive securities for the 31-week period ended January 29, 2000, as the exercise price for outstanding warrants (1,000,000 shares) and options (1,459,500 shares) was greater than the average market price of the New Common Stock.

         Net (loss) per share data is not presented for periods prior to June 26, 1999, because of the general lack of comparability as a result of the revised capital structure of the Company.

NOTE 12 -- LEASES:

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

         For Fiscal 2001, the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, and Fiscal 1999, capital lease amortization expense was $7.6 million, $5.1 million, $3.9 million and $11.8 million, respectively. The following is an analysis of the leased property under capital leases by major classes:

                                                   ASSET BALANCES AT:
                                                   ------------------
                                              FEBRUARY 3,      JANUARY 29,
                                                 2001             2000
                                              ----------       ----------
                                               (IN THOUSANDS OF DOLLARS)
 Store facilities                             $  51,943        $  56,099
 Warehousing and distribution                     8,033            9,372
 Other                                              429              648
                                              ---------        ---------

 Total                                        $  60,405        $  66,119
 Less: Accumulated amortization                  (9,593)          (5,052)
                                              ---------        ---------

 Capital lease assets, net                    $  50,812        $  61,067
                                              =========        =========

         The following is a summary by year of future minimum rental payments for capitalized leases and for operating leases that have initial or remaining noncancelable terms in excess of one year as of February 3, 2001:

 FISCAL YEARS ENDING:                      TOTAL       OPERATING      CAPITAL
 --------------------                      -----       ---------      -------
                                               (IN THOUSANDS OF DOLLARS)
 February 2, 2002                        $ 50,392      $ 33,460      $ 16,932
 February 1, 2003                          47,866        32,092        15,774
 January 31, 2004                          42,818        29,279        13,539
 January 29, 2005                          40,443        27,237        13,206
 January 28, 2006                          38,381        25,509        12,872
 Later years                              243,463       179,614        63,849
                                         --------      --------      --------
 Total minimum lease payments            $463,363      $327,191       136,172
                                         ========      ========

 Less: Estimated amount
   representing interest                                              (54,898)
                                                                     --------

 Present value of net minimum capital
   lease payments                                                      81,274
 Less: Current portion                                                 (7,878)
                                                                     --------

 Long-term obligations under capital
  leases at February 3, 2001                                         $ 73,396
                                                                     ========

         Future minimum rentals have not been reduced by minimum sublease rental income of $31.6 million due in the future under noncancelable subleases.

         The Company incurred no new capital lease obligations during Fiscal 2001, the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, and Fiscal 1999. Minimum rental payments for operating leases were as follows:

                            SUCCESSOR COMPANY         PREDECESSOR COMPANY
                         ------------------------   ------------------------
                          53 WEEKS      31 WEEKS     21 WEEKS      52 WEEKS
                           ENDED         ENDED        ENDED         ENDED
                         FEBRUARY 3,   JANUARY 29,    JUNE 26,    JANUARY 30,
                            2001          2000         1999          1999
                         ----------    ----------   ----------    ----------
                                       (IN THOUSANDS OF DOLLARS)
Minimum rentals           $ 39,573      $ 23,175     $ 17,453      $ 46,250
Contingent rentals             564           305          334           447
Less: Sublease payments     (9,533)       (6,443)      (4,788)      (10,865)
                          --------      --------     --------      --------

Net rental payments       $ 30,604      $ 17,037     $ 12,999      $ 35,832
                          ========      ========     ========      ========

NOTE 13 -- LONG-TERM DEBT:

         The long-term debt of Penn Traffic consisted of the obligations described below as of the dates set forth:

                                                  FEBRUARY 3,      JANUARY 29,
                                                     2001             2000
                                                  ----------       ----------
                                                   (IN THOUSANDS OF DOLLARS)
Secured Term Loan                                 $  113,000        $ 115,000
Secured Revolving Credit Facility                     17,500
Other Secured Debt                                    12,674           12,970
11% Senior Notes due June 28, 2009                   100,000          100,000
                                                  ----------       ----------

TOTAL DEBT                                           243,174          227,970
 Less: Amounts due within one year                    (5,062)          (2,292)
                                                  ----------       ----------

TOTAL LONG-TERM DEBT                              $  238,112       $  225,678
                                                  ==========       ==========

         Amounts maturing during each of the next five fiscal years (including amounts maturing under the New Credit Facility) are: $5.1 million (Fiscal 2002); $7.1 million (Fiscal 2003); $10.0 million (Fiscal 2004); $13.0 million (Fiscal
2005); and $25.5 million (Fiscal 2006, including amounts outstanding under the Secured Revolving Credit Facility at February 3, 2001).

         The Company incurred interest expense of $39.2 million, $22.9 million, $21.8 million and $147.7 million, including noncash amortization of deferred financing costs of $0.9 million, $0.5 million, $1.4 million and $4.3 million for Fiscal 2001, the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, and Fiscal 1999, respectively. Interest paid was $37.7 million, $21.0 million, $11.7 million and $136.0 million for Fiscal 2001, the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, and Fiscal 1999, respectively.

         The estimated fair value of the Company's debt, including current maturities, was $221 million at February 3, 2001, and $215 million at January 29, 2000. The estimated fair value of the Company's long-term debt has been determined by the Company using market information provided by an investment banking firm as to the fair market value of such debt amounts. The estimated fair market value of the Company's long-term debt does not necessarily reflect the amount at which the debt would be settled.

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

         The consummation of the Plan has resulted in the holders of Penn Traffic's former senior and senior subordinated notes exchanging their notes in the following manner: (1) the holders of the former outstanding $732.2 million of senior notes received their pro rata share of $100 million of New Senior Notes and 19,000,000 shares of New Common Stock and (2) the holders of the former outstanding $400 million of senior subordinated notes received their pro rata share of 1,000,000 shares of New Common Stock and six-year warrants to purchase 1,000,000 shares of New Common Stock having an exercise price of $18.30 per share.

         The New Senior Notes mature on June 29, 2009, and do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the New Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices beginning at 106% of par in 2004 and declining annually thereafter to par in 2008, and at 111% of par under other specified circumstances. Pursuant to the terms of the indenture for the New Senior Notes (the "Indenture"), the Company, at its election, can choose to pay interest on the New Senior Notes, at the rate of 11% per annum, for the first two years (i.e., the first four interest payments) through the issuance of additional notes; thereafter, interest on the New Senior Notes will be payable at the rate of 11% per annum, in cash. Any notes issued in lieu of interest would also mature on June 29, 2009, and bear interest at 11% per annum. The Company paid the interest on the New Senior Notes in cash for the first three semi-annual interest periods. The Indenture contains certain negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness, permit additional liens and make certain restricted payments.

         On the Effective Date, the Company entered into the New Credit Facility. The New Credit Facility includes (1) the $205 million New Revolving Credit Facility and (2) the $115 million Term Loan. The lenders under the New Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. The New Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations. These include, among other things, restrictions on the Company's ability to incur debt, make capital expenditures and make restricted payments as well as requirements that the Company achieve required levels for Consolidated EBITDA, interest coverage, fixed charge coverage and funded debt ratio (all as defined in the New Credit Facility).

         The remaining outstanding balance of the Term Loan will mature on June 30, 2006. The Term Loan consists of a $40 million Tranche A Term Loan and a $75 million Tranche B Term Loan. Amounts of the Term Loan maturing in future fiscal years are outlined in the following table (in thousands of dollars):

                 FISCAL YEAR ENDING                   AMOUNT MATURING
                 ------------------                   ---------------
                  February 2, 2002                        $  4,750
                  February 1, 2003                           6,750
                  January 31, 2004                           9,750
                  January 29, 2005                          12,750
                  January 28, 2006                           7,750
                  February 3, 2007                          71,250
                                                          --------

                                                          $113,000
                                                          ========

         Availability under the New Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The New Revolving Credit Facility will mature on June 30, 2005. As of February 3, 2001, there were approximately $17.5 million of borrowings and $37.5 million of letters of credit outstanding under the New Revolving Credit Facility. Availability under the New Revolving Credit Facility was approximately $132 million as of February 3, 2001.

         The interest rate on borrowings under the New Credit Facility is determined, at the Company's option, as a spread over the London InterBank Offered Rate ("LIBOR") or the prime rate (as defined). The spreads used in such calculations are adjusted on a quarterly basis depending upon the ratio of the Company's total debt (including capital leases) plus outstanding letters of credit to Consolidated EBITDA. The spread over LIBOR or prime utilized in such calculation for each component of the New Credit Facility is between the amounts shown below:

                             LIBOR-based          Prime-based
                             Borrowings           Borrowings
                             ------------         ------------
Revolving Credit             1.5% - 2.375%        0.5% - 1.375%

Term Loan A                  1.5% - 2.375%        0.5% - 1.375%

Term Loan B                  2.75% - 3.0%         1.75% - 2.0%

         During April 2000, the Company entered into interest rate swap agreements, which expire in five years, that effectively convert $50 million of its variable rate borrowings into fixed rate obligations. Under the terms of these agreements, the Company makes payments at a weighted average fixed interest rate of 7.08% and receives payments at variable interest rates based on LIBOR.

         The weighted average interest rate on borrowings under the New Credit Facility was 9.2% and 8.9% at February 3, 2001, and January 29, 2000, respectively.

NOTE 14 -- EMPLOYEE BENEFIT PLANS:

         The majority of the Company's employees are covered by either defined benefit plans or defined contribution plans. The financial statements and related disclosures reflect Statement of Financial Accounting Standards No. 132 "Employers' Disclosure About Pensions and Other Postretirement Benefits" and Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87") for defined benefit pension plans.

         The following sets forth the net pension expense (income) recognized for the defined benefit pension plans and the status of the Company's defined benefit plans:

                              SUCCESSOR COMPANY         PREDECESSOR COMPANY
                           ------------------------   -----------------------
                            53 WEEKS      31 WEEKS     21 WEEKS     52 WEEKS
                             ENDED         ENDED        ENDED        ENDED
                           FEBRUARY 3,   JANUARY 29,    JUNE 26,   JANUARY 30,
                              2001          2000         1999         1999
                           ----------    ----------   ----------   ----------
                                        (IN THOUSANDS OF DOLLARS)
Service cost -- benefits
  earned during the period  $    4,142   $    3,171   $    2,230   $   6,430
Interest cost on projected
  benefit obligation            13,578        7,608        5,385      12,434
Expected return on plan
  assets                       (20,113)     (12,139)      (8,714)    (19,556)
Net amortization                  (232)         (46)         484         596
                            ----------   ----------   ----------   ---------
Net pension income          $   (2,625)  $   (1,406)  $     (615)  $     (96)
                            ==========   ==========   ==========   =========

                                               PENSION BENEFITS
                                           FISCAL 2001  FISCAL 2000
                                           -----------  -----------
                                           (IN THOUSANDS OF DOLLARS)
Change in benefit obligation:
Benefit obligation at
  beginning of year                        $  175,843   $  185,364
Service cost                                    4,142        5,401
Interest cost                                  13,578       12,993
Actuarial (gain) loss                          11,131      (13,681)
Benefits paid                                 (11,900)     (15,780)
Special termination benefits                                 2,371
Settlements                                                   (465)
Curtailments                                                  (360)
                                           ----------   ----------
Benefit obligation at
  end of year                              $  192,794   $  175,843
                                           ==========   ==========


Change in plan assets:
Fair value of plan assets at
  beginning of year                        $  201,553   $  200,553
Actual return on plan assets                    3,279       16,101
Company contributions                           2,455        1,144
Benefits paid                                 (11,900)     (15,780)
Settlements                                                   (465)
                                           ----------   ----------
Fair value of plan assets at
  end of year                              $  195,387   $  201,553
                                           ==========   ==========

Funded status of the plans                 $    2,593   $   25,710
Unrecognized actuarial (gain) loss             13,289      (14,908)
                                           ----------   ----------
Net prepaid benefit cost                   $   15,882   $   10,802
                                           ==========   ==========

         Amounts included in the Other assets account of the Consolidated Balance Sheet consist of:

                                                    PENSION BENEFITS
                                                FISCAL 2001   FISCAL 2000
                                                -----------   -----------
                                                (IN THOUSANDS OF DOLLARS)
    Prepaid benefit cost                        $   20,375    $   16,573
    Accrued benefit liability                       (4,493)       (5,771)
                                                ----------    ----------

    Net amount recognized                       $   15,882    $   10,802
                                                ==========    ==========

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $26.6 million, $26.6 million and $23.5 million, respectively, as of February 3, 2001. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.6 million, $1.6 million and $0 million, respectively, as of January 29, 2000.

         Pursuant to the provisions of SFAS 87, the Company recorded in other noncurrent liabilities an additional minimum pension liability adjustment of $7.9 million as of January 30, 1999, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost (after tax) is recorded as a reduction of stockholders' equity in the amount of $3.5 million as of January 30, 1999. There was no additional minimum pension liability adjustment as of February 3, 2001, or January 29, 2000.

         In calculating benefit obligations and plan assets for Fiscal 2001, the Company assumed a weighted average discount rate of 7.5%, compensation increase rate of 3.5% and an expected long-term rate of return on plan assets of 10.5%. In calculating benefit obligations and plan assets for the 31-week period ended January 29, 2000, and the 21-week period ended June 26, 1999, the Company assumed a weighted average discount rate of 8.0%, compensation increase rate of 3.5% and an expected long-term rate of return on plan assets of 10.5%. In calculating benefit obligations and plan assets for Fiscal 1999, the Company assumed a weighted average discount rate of 6.75%, compensation increase rates ranging from 3.0% to 3.5% and an expected long-term rate of return on plan assets of 10.5%.

         The Company's defined benefit plans, other than the Penn Traffic Cash Balance Plan (the "Cash Balance Plan"), generally provides a retirement benefit to employees based on specified percentages applied to final average compensation, as defined, coupled with years of service earned to the date of retirement. Penn Traffic's defined benefit plans' assets are maintained in separate trusts and are managed by independent investment managers. The assets are invested primarily in equity and long-term and short-term debt securities.

         In Fiscal 1999, the Company merged several of its defined benefit plans together to form the Cash Balance Plan. The Cash Balance Plan is a defined benefit plan, which assigns account balances to the individual participants. Account balances are credited based on a fixed percentage of each participant's compensation paid for the year, plus interest at a rate comparable to the yield on long-term treasury securities. Upon retirement, employees are permitted to take a lump-sum distribution equal to their account balance, or receive an annuity benefit based on formulas set forth in the Plan. The net impact of merging several of the defined benefit plans into the Cash Balance Plan was to reduce the minimum pension liability previously reported by those plans by $19.6 million and the related pretax charge to equity by $14.7 million.

         In connection with the implementation of the new Cash Balance Plan, the Company began contributing to its 401(k) Plan in Fiscal 1999. Contributions by the Company totaled approximately $1.1 million, $0.4 million, $0.7 million and $0.4 million in Fiscal 2001, the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, and Fiscal 1999, respectively.

         The Company also contributes to multi-employer pension funds, which cover certain union employees under collective bargaining agreements. Such contributions aggregated $3.8 million, $1.6 million, $2.1 million and $4.5 million in Fiscal 2001, the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, and Fiscal 1999, respectively. The applicable portion of the total plan benefits and net assets of these plans is not separately identifiable. The Company is currently the majority contributor to a multi-employer plan covering substantially all of its employees in eastern Pennsylvania. Due to the Company's decision to exit certain markets (see Notes 4 and 5), the Company has accrued a withdrawal liability to cover its pro rata portion of the unfunded vested benefit obligations in this plan.

         The Company sponsors a deferred profit-sharing plan for certain salaried employees. There were no contributions by the Company in Fiscal 2001, the 52-week period ended January 29, 2000 ("Fiscal 2000"), and Fiscal 1999. This plan will be terminated as of May 1, 2001.

NOTE 15 -- STOCKHOLDERS' EQUITY:

         The 1999 Equity Incentive Plan (the "Equity Plan") was adopted on the Effective Date. The Equity Plan provides for long-term incentives based upon objective, quantifiable measures of the Company's performance over time through the payment of incentive compensation of the types commonly known as stock options. The Equity Plan makes available the granting of options to acquire an aggregate of 2,297,000 shares of New Common Stock. All of the Company's officers and employees are eligible to receive options under the Equity Plan. The options expire 10 years after the date of grant and generally vest 20% on the date of grant and 20% on each of the next four anniversary dates. As of February 3, 2001, options to acquire an additional 922,000 shares may be granted by the Compensation Committee of the Company's Board of Directors.

         In July 1999, the Company adopted the 1999 Directors' Stock Option Plan (the "Directors Plan"). The Directors Plan makes available to the Company's directors, who are not employees of the Company, options to acquire in the aggregate up to 250,000 shares of New Common Stock. Under the terms of the Directors Plan, each eligible director receives as of the date of appointment to the Board of Directors, an option to purchase 20,000 shares of New Common Stock (subject to antidilution adjustments) at a price equal to the fair market value (as defined in the Directors Plan) of such shares on the date of grant. The Directors Plan also provides for the issuance of additional options annually thereafter as of the first business day after the conclusion of each Annual Meeting of Stockholders of the Company. The options expire 10 years after the date of grant and vest immediately upon issuance. As of February 3, 2001, options to acquire an additional 83,000 shares may be granted under the Directors Plan.

         A summary of the status of the Company's Equity Plan as of February 3, 2001, and January 29, 2000, and the changes during Fiscal 2001 and the 31-week period ended January 29, 2000, are presented below:

                                                           31 WEEKS ENDED
                                  FISCAL 2001            JANUARY 29, 2000
                              -------------------       -------------------
                                        Weighted-                 Weighted-
                                         Average                   Average
                                        Exercise                  Exercise
   Plan Options                Shares     Price          Shares     Price
-----------------             --------- --------        --------- --------
   Outstanding at
     beginning of year        1,319,500   $13.87
   Granted                      129,000   $ 3.94        2,164,500   $14.53
   Exercised
   Forfeited                    (73,500)  $12.13         (845,000)  $15.55
                              ---------                 ---------

   Outstanding at
     end of year              1,375,000   $13.03        1,319,500   $13.87
                              =========                 =========

   Options exercisable
     at end of year             700,600   $15.17          557,100   $16.50
                              =========                 =========

         A summary of the status of the Company's Directors Plan as of February 3, 2001, and January 29, 2000, and the changes during Fiscal 2001 and the 31-week period ended January 29, 2000, are presented below:

                                                           31 WEEKS ENDED
                                  FISCAL 2001            JANUARY 29, 2000
                              -------------------       -------------------
                                        Weighted-                 Weighted-
                                         Average                   Average
                                        Exercise                  Exercise
   Plan Options                Shares     Price          Shares     Price
-----------------             --------- --------        --------- --------
   Outstanding at
     beginning of year          140,000   $12.13
   Granted                       27,000   $ 5.96          140,000   $12.13
   Exercised
   Forfeited
                              ---------                 ---------

   Outstanding at
     end of year                167,000   $11.13          140,000   $12.13
                              =========                 =========

   Options exercisable
     at end of year             167,000   $11.13          140,000   $12.13
                              =========                 =========

         As of February 3, 2001, the 1,375,000 options outstanding under the Equity Plan have exercise prices between $3.94 and $18.30 and a weighted-average remaining contractual life of 8.6 years. As of February 3, 2001, the 167,000 options outstanding under the Directors Plan have exercise prices between $5.89 and $12.13 and a weighted-average remaining contractual life of 8.6 years.

         The options outstanding at January 29, 2000, under the Equity Plan in the table above exclude 840,000 shares which were canceled or repurchased in February 2000 in connection with the restructuring of certain executive compensation agreements (see Note 5).

         The options granted under the Equity Plan include 1,097,000 options which were granted at a price in excess of the market price at the date of grant and have a weighted average exercise price of $18.30 per share (600,000 of such shares have been forfeited).

         The following table summarizes information about stock options outstanding at February 3, 2001:

                      OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                      -------------------        -------------------

         Exercise                Remaining
           Price       Shares      Life                Shares
         ---------    --------   ---------            --------
          $ 3.94       129,000       9.8               25,800
            5.89        20,000       9.3               20,000
            6.16         7,000       9.4                7,000
            8.75       227,000       8.6               56,000
           12.13       662,000       8.4              348,800
           18.30       497,000       8.4              410,000

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

         Pro forma information regarding Net (loss) and Net (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted during Fiscal 2001 with an exercise price equal to market price was $1.98. The weighted average fair value of options granted during Fiscal 2001 with an exercise price less than market price was $3.18. The weighted average fair value of options granted during Fiscal 2001 with an exercise price in excess of market price was $2.21. The fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: Risk-free interest rate of 5.81%; volatility factor of the expected market price of the Company's common stock of 50%; a weighted-average expected life of the options of 4.65 years; and no payment of dividends on common stock.

         For purpose of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. This pro forma information is as follows (in thousands of dollars, except for Net (loss) per share information):

                                           53 WEEKS     31 WEEKS
                                            ENDED        ENDED
                                          FEBRUARY 3,  JANUARY 29,
                                             2001         2000
                                          -----------  -----------
    Net (loss) - as reported              $ (99,902)   $ (60,093)

    Net (loss) - pro forma                 (100,823)     (61,246)

    Net (loss) per share - as reported:
     Basic and diluted                        (4.97)       (2.99)

    Net (loss) per share - pro forma:
     Basic and diluted                        (5.02)       (3.05)


         On June 29, 2000, the Company announced that its Board of Directors has authorized the Company to repurchase up to an aggregate value of $10 million of Penn Traffic's common stock from time to time in the open market or privately negotiated transactions. The timing and amounts of purchases will be governed by prevailing market conditions and other considerations. Penn Traffic's ability to repurchase its common stock is subject to limitations contained in the Company's debt instruments. The Company is currently allowed to repurchase approximately $8 million of common shares under these agreements. This amount will change on a quarterly basis based on the Company's financial results. To date, the Company has repurchased 53,000 shares of common stock at an average price of $7.08 per share.

NOTE 16 -- RELATED PARTIES:

         During Fiscal 1999 and the first month of Fiscal 2000, the Company's former Chairman and current Chief Financial Officer served as general partner of the managing partner of MTH and Executive Vice President of MTH, respectively. During Fiscal 1999 and the first month of Fiscal 2000, MTH provided financial consulting and business management services to the Company. During Fiscal 1999 the Company paid MTH fees of $1.44 million for such services.

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

         At the end of Fiscal 2000, the Company and Hirsch & Fox LLC agreed to terminate the management agreement prior to its expiration and the Company made a payment of $4.9 million to Hirsch & Fox LLC in full satisfaction of all amounts payable under such agreement and in return for the cancellation of options to purchase 840,000 shares of New Common Stock held by one of the members of Hirsch & Fox LLC. Such agreement was executed on February 1, 2000. Simultaneous with the termination of the management agreement, the Company entered into an employment agreement with Martin A. Fox, one of the members of Hirsch & Fox LLC, pursuant to which the Company agreed to employ Mr. Fox as the Company's Executive Vice President and Chief Financial Officer.

NOTE 17 -- COMMITMENTS AND CONTINGENCIES:

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

REPORT OF MANAGEMENT

         Penn Traffic's management has prepared the financial statements presented in this Annual Report on Form 10-K and is responsible for the integrity of all information contained herein. The financial statements presented in this report have been audited by the independent accountants appointed by the Board of Directors on the recommendation of its Audit Committee and management. The Company maintains an effective system of internal accounting controls. The independent accountants, with respect to financial reporting, obtain an understanding of the Company's internal accounting controls and conduct such tests and related procedures as they deem necessary to express an opinion on the fairness of the presentation of the financial statements. The Audit Committee, composed solely of outside directors, meets periodically with management and independent accountants to review auditing and financial reporting matters and to ensure that each group is properly discharging its responsibilities.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by this Item is incorporated herein by reference to the captions "Election of Directors" and "Executive Officers" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 11, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 11, 2001. The information set forth in "Compensation and Stock Option Committee" and "Performance Graph" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 11, 2001, is not deemed "filed" as a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 11, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the caption "Compensation of Directors" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 11, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The index for Financial Statements and Supplementary Data is on page 43 under Item 8 of this Form 10-K.

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

4.3      Form of Common Stock Certificate (incorporated by reference to Exhibit
         4.2 to Form 10-K filed on January 28, 1995).

4.4 Form of Warrant Certificate adopted as part of Joint Plan (incorporated by reference to Exhibit 1 to Form 8-A12G filed on June 29, 1999).

Exhibits No.
------------

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

10.2C Amended and Restated Employment Agreement of Joseph V. Fisher, dated January 31, 2000 (incorporated by reference to Exhibit 10.2C to Form 10-K filed on April 28, 2000).

10.3 Management Agreement of Hirsch & Fox LLC, dated June 29, 1999 (incorporated by reference to Exhibit 10.23 to Form 10-Q filed on September 14, 1999).

10.3A Amended and Restated Management Agreement of Hirsch & Fox LLC, dated December 2, 1999 (incorporated by reference to Exhibit 10.23A to Form 10-Q filed on December 14, 1999).

10.3B Termination of Management Agreement dated January 31, 2000 among Hirsch & Fox LLC, Gary D. Hirsch, Martin A. Fox and Penn Traffic (incorporated by reference to Exhibit 10.3B to Form 10-K filed on April 28, 2000).

10.4 Employment Agreement dated January 31, 2000 between Martin A. Fox and Penn Traffic (incorporated by reference to Exhibit 10.4 to Form 10-K filed on April 28, 2000).

Exhibits No.
------------

10.4B Amendment No. 1, dated November 15, 2000, to Employment Agreement between the Company and Martin A. Fox (incorporated by reference to Exhibit 10.4B to Form 10-Q filed on December 12, 2000).

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

10.6 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Form 10-Q filed on September 14, 1999).

10.7     1999 Directors' Stock Option Plan (incorporated by reference to Exhibit
         10.25 to Form 10-Q filed on September 14, 1999).

10.8 Supplemental Retirement Plan for Non-Employee Executives (incorporated by reference to Exhibit 10.26 to Form 10-Q filed on September 14,
         1999).

10.9     Registration Rights Agreement (incorporated by reference to Exhibit
         10.27 to Form 10-Q filed on September 14, 1999).

10.10 Revolving Credit and Term Loan Agreement dated as of June 29, 1999, by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 14, 1999).

10.10A Amendment No. 1 to the Revolving Credit and Term Loan Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.10A to Form 10-Q filed on September 12, 2000).

10.11 Collateral and Security Agreement, dated as of June 29, 1999, made by Penn Traffic and certain of its subsidiaries in favor of Fleet Capital Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 14, 1999).

21.1 Subsidiaries of Penn Traffic (incorporated by reference to Exhibit 21.1 to Penn Traffic's 1994 10-K).

Exhibits No.
------------

   *23.1                Consent of Independent Accountants.


----------
* Filed herewith.

         Copies of the above exhibits will be furnished without charge to any shareholder by writing to Vice President - Finance and Chief Accounting Officer, The Penn Traffic Company, 1200 State Fair Boulevard, Syracuse, New York 13221-4737.

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during fiscal quarter ended February 3, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE PENN TRAFFIC COMPANY


         MAY 1, 2001            By: /s/ JOSEPH V. FISHER
         -----------               ------------------------------
            DATE                   Joseph V. Fisher,
                                   President, Chief Executive
                                   Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ MARTIN A. FOX                  /s/ RANDY P. MARTIN
-------------------------------    ------------------------------
Martin A. Fox,                     Randy P. Martin,
Executive Vice President, Chief    Vice President - Finance and
Financial Officer and Director     Chief Accounting Officer

         MAY 1, 2001                         MAY 1, 2001
         -----------                         -----------
            DATE                                DATE


/s/ BYRON E. ALLUMBAUGH            /s/ KEVIN P. COLLINS
-------------------------------    ------------------------------
Byron E. Allumbaugh, Director      Kevin P. Collins, Director

         MAY 1, 2001                         MAY 1, 2001
         -----------                         -----------
            DATE                                DATE


/s/ DAVID B. JENKINS               /s/ GABRIEL S. NECHAMKIN
-------------------------------    ------------------------------
David B. Jenkins, Director         Gabriel S. Nechamkin, Director

         MAY 1, 2001                         MAY 1, 2001
         -----------                         -----------
            DATE                                DATE


/s/ LIEF D. ROSENBLATT             /s/ MARK D. SONNINO
-------------------------------    ------------------------------
Lief D. Rosenblatt, Director       Mark D. Sonnino, Director

         MAY 1, 2001                         MAY 1, 2001
         -----------                         -----------
            DATE                                DATE


/s/ PETER L. ZURKOW
--------------------------------
Peter L. Zurkow, Chairman of
the Board of Directors

         MAY 1, 2001
         -----------
            DATE

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
Reserve deducted from asset
  to which it applies:

SUCCESSOR COMPANY:

FOR THE 53 WEEKS ENDED
 FEBRUARY 3, 2001

  Provision for doubtful
   accounts                  $ 10,561      $  2,048      $  7,975(a)   $  4,634
                             ========      ========      ========      ========

  Tax valuation allowance    $      0      $      0      $      0      $      0
                             ========      ========      ========      ========

FOR THE 31 WEEKS ENDED
 JANUARY 29, 2000

  Provision for doubtful
   accounts                  $  8,650      $  1,965      $     54(a)   $ 10,561
                             ========      ========      ========      ========

  Tax valuation allowance    $104,321      $      0      $104,321(c)   $      0
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

(c) Valuation allowance eliminated due to the implementation of fresh-start reporting.

                            THE PENN TRAFFIC COMPANY

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized below is quarterly financial data for the fiscal years ended February 3, 2001 ("Fiscal 2001"), and January 29, 2000 ("Fiscal 2000"):

                                             FISCAL 2001
                           -------------------------------------------------
                              1ST          2ND          3RD          4TH
                           ----------   ----------   ----------   ----------
                            13 weeks     13 weeks     13 weeks     14 weeks
                             Ended        Ended        Ended        Ended
                            April 29,    July 29,    October 28,  February 3,
                              2000         2000         2000         2001 (1)
                           ----------   ----------   ----------   -----------
                            (In thousands of dollars, except per share data)
Revenues                   $ 592,617    $ 629,741    $ 611,265    $ 691,682
Gross Margin                 142,078      152,786      142,603      169,987
Net (loss) (2)(3)            (26,727)     (23,564)     (28,344)     (21,267)
Per common share data
  (Basic and Diluted):
  Net (loss) (2)(3)        $   (1.33)   $   (1.17)   $   (1.41)   $   (1.06)


No dividends were paid on common stock during Fiscal 2001.


OTHER DATA:
  EBITDA (4)               $  22,048    $  28,203    $  19,538    $  32,095
  Depreciation and
   amortization               10,224       10,310       10,893       10,443
  LIFO provision                 500          500          500           19
  Capital expenditures,
   including capital leases
   and acquisitions           21,789       13,145       13,030       10,018

MARKET VALUE PER COMMON
 SHARE (5):
  High                     $   8.750    $   8.800    $   8.000    $   4.875
  Low                          6.125        4.688        4.625        3.250

                            THE PENN TRAFFIC COMPANY

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED) CONTINUED:

                                 Predecessor Company           Successor Company
                                   Fiscal 2000 (6)              Fiscal 2000 (6)
                             -----------------------   --------------------------------
                                1ST               2ND               3RD         4TH
                             ----------  ----------------------  ----------  ----------
                              13 weeks    8 weeks     5 weeks     13 weeks    13 weeks
                               Ended       Ended       Ended       Ended       Ended
                               May 1,     June 26,    July 31,   October 30, January 29,
                                1999        1999        1999        1999        2000
                             ----------  ----------  ----------  ----------  ----------
                                   (In thousands of dollars, except per share data)
Revenues                      $ 615,045  $ 391,759   $ 240,966   $ 610,563   $ 625,690
Gross margin (7)                136,740     88,722      56,205     144,521     151,738
(Loss) before extra-
 ordinary items (2)(3)(7)(8)    (21,584)  (163,638)     (8,762)    (27,126)    (24,205)
Net income (loss) (2)(3)
 (7)(8)(9)                      (23,091)   492,797      (8,762)    (27,126)    (24,205)
Per common share data
  (Basic and Diluted):
  Net (loss) (2)(3)(5)(7)(8)(9)                      $   (0.44)  $   (1.34)  $   (1.21)

No dividends on common stock were paid during Fiscal 2000. Per share data is not presented for periods prior to June 26, 1999 due to the general lack of comparability as a result of the revised capital structure of the Company.

OTHER DATA:
  EBITDA (4)                  $  15,351  $  14,422   $  10,611   $  25,231   $  31,536
  Depreciation and
   amortization                  16,535      9,297       4,615      10,838      10,723
  LIFO provision                    625        384         241         625          26
  Capital expenditures,
   including capital leases
   and acquisitions               3,314      2,965       3,296      11,015      17,157

MARKET VALUE PER COMMON
 SHARE (5):
  High                        $   0.813  $   0.360   $  13.000   $   9.938   $   9.625
  Low                             0.220      0.160       9.500       6.250       6.375

FOOTNOTES:

(1) Comparisons of financial data for the fourth quarter Fiscal 2001 to the prior year are affected by the additional week in the current fiscal year.

(2) During Fiscal 2001, the Company recorded an unusual item (expense) of $1.3 million related to the implementation of a warehouse consolidation project. The Company recorded $0.4 million of this unusual item during first quarter Fiscal 2001 and $0.9 million of this unusual item during the second quarter of Fiscal 2001. During the 14-week period ended February 3, 2001, the Company recorded an unusual item (income) of $3.0 million associated with a reduction in the estimate of the remaining liability associated with the Store Rationalization Program.

         During Fiscal 2000, the Company recorded unusual items (income) of $4.6 million related to the Store Rationalization Program. The Company recorded $3.6 million of this unusual item (income) during the first quarter of Fiscal 2000 and $1.0 million of this unusual (income) during the 8-week period ended June 26, 1999. During the third quarter of Fiscal 2000, the Company recorded an unusual item (expense) of $1.9 million associated with an early retirement program for certain eligible employees. During the fourth quarter of Fiscal 2000, the Company recorded an unusual item (expense) of $5.5 million associated with the restructuring of certain executive compensation agreements.

(3) The tax provisions for each quarter of Fiscal 2001, the 5-week period ended July 31, 1999, and for the third and fourth quarters of Fiscal 2000 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value. The tax provisions (benefit) for the first quarter of Fiscal 2000 and the 8-week period ended June 26, 1999, are not recorded at statutory rates due to the recording of a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

(4) "EBITDA" is earnings before interest, depreciation, amortization, amortization of excess reorganization value, LIFO provision, special charges, unusual items, reorganization items, extraordinary items, the cumulative effect of change in accounting principle and taxes. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company reports EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

(5) As a result of the issuance of the New Common Stock in connection with the implementation of the Plan on June 29, 1999, the market value of the common stock for periods on or prior to June 26, 1999, is not comparable to the market value for periods subsequent to such date. Per share data is not presented for periods prior to June 26, 1999, because of the general lack of comparability as a result of the revised capital structure of the Company.

(6) As a result of the completion of the Company's plan of reorganization, Penn Traffic adopted "fresh-start reporting" on June 26, 1999. The accounting periods ended on or prior to June 26, 1999, have been designated "Predecessor Company" and the periods subsequent to June 26, 1999, have been designated "Successor Company."

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

(7) During the 8-week period ended June 26, 1999, the Company recorded a special charge of $3.9 million associated with the repositioning of its 15 Big Bear Plus stores.

(8) The Company recorded reorganization items during Fiscal 2000 that include (1) adjustments associated with the implementation of fresh-start reporting, (2) professional fees associated with the implementation of the Plan, (3) the write-off of unamortized deferred financing fees for the Company's former notes and (4) a gain related to the difference between the estimated allowed claims for rejected leases and the liabilities previously recorded for such leases. The Company recorded $6.9 million of this charge during the first quarter of Fiscal 2000 and $160.1 million of this charge during the 8-week period ended June 26, 1999.

(9) During the first quarter of Fiscal 2000, the Company recorded an extraordinary item (expense) of $1.5 million resulting from the write-off of unamortized deferred financing fees associated with the repayment of the Company's pre-petition revolving credit facility. The Company recorded an extraordinary item (income) of $656.4 million for the 8-week period ended June 26, 1999 resulting from a gain on debt discharge recorded in connection with the consummation of the Plan.