Form 10-Q
period 2001-05-05
PENN TRAFFIC CO
filed 2001-06-19
CIK 77155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended May 5, 2001

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

                                  YES |X| NO |_|

    Common stock, par value $.01 per share: 20,056,112 shares outstanding as of June 8, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
   except per share data)

                                                          13 WEEKS     13 WEEKS
                                                           ENDED        ENDED
                                                           MAY 5,      APRIL 29,
                                                            2001         2000
                                                          ---------    ---------
REVENUES                                                  $ 608,422    $ 592,617

COST AND OPERATING EXPENSES:
   Cost of sales (including buying and occupancy costs)     464,295      450,539
   Selling and administrative expenses                      133,855      130,754
   Amortization of excess reorganization value               27,318       27,325
   Unusual item (Note 2)                                                     358
                                                          ---------    ---------

OPERATING LOSS                                              (17,046)     (16,359)
   Interest expense                                           9,530        9,651
                                                          ---------    ---------

LOSS BEFORE INCOME TAXES                                    (26,576)     (26,010)
   Provision for income taxes (Note 3)                          559          717
                                                          ---------    ---------

NET LOSS                                                  $ (27,135)   $ (26,727)
                                                          =========    =========

PER SHARE (BASIC AND DILUTED):

   Net loss (Note 4)                                      $   (1.35)   $   (1.33)
                                                          =========    =========

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)

                                                                   UNAUDITED    AUDITED
                                                                    MAY 5,     FEBRUARY 3,
                                                                     2001         2001
                                                                   ---------    ---------
          ASSETS

CURRENT ASSETS:
   Cash and short-term investments                                 $  41,735    $  42,529
   Accounts and notes receivable (less allowance for
      doubtful accounts of $5,022 and $4,634, respectively)           42,261       46,113
   Inventories                                                       273,893      271,704
   Prepaid expenses and other current assets                           9,458        9,338
                                                                   ---------    ---------
                                                                     367,347      369,684
                                                                   ---------    ---------
NONCURRENT ASSETS:
   Capital leases - net                                               51,127       50,812
   Property, plant and equipment - net                               257,365      255,507
   Goodwill - net                                                      9,167        9,197
   Beneficial leases - net                                            48,952       50,549
   Excess reorganization value - net                                 123,986      151,304
   Other assets - net                                                 23,361       22,517
                                                                   ---------    ---------
                                                                   $ 881,305    $ 909,570
                                                                   =========    =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of obligations under capital leases                 8,201        7,878
   Current maturities of long-term debt                                5,067        5,062
   Trade accounts and drafts payable                                 126,225      119,905
   Other accrued liabilities                                          77,204       76,857
   Accrued interest expense                                            5,555        3,478
   Taxes payable                                                      16,654       16,971
                                                                   ---------    ---------
                                                                     238,906      230,151
                                                                   ---------    ---------

NONCURRENT LIABILITIES:
   Obligations under capital leases                                   72,893       73,396
   Long-term debt                                                    228,631      238,112
   Deferred income tax                                                74,826       76,141
   Other noncurrent liabilities                                       31,980       28,483

STOCKHOLDERS' EQUITY:
   Preferred stock - authorized 1,000,000
      shares $.01 par value; none issued
   Common Stock - authorized 30,000,000 shares; $.01 par value;
      20,054,112 and 20,106,955 shares outstanding, respectively         201          201
   Capital in excess of par value                                    416,207      416,207
   Stock warrants                                                      7,249        7,249
   Retained deficit                                                 (187,130)    (159,995)
   Accumulated other comprehensive loss                               (2,083)
   Treasury stock, at cost                                              (375)        (375)
                                                                   ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                                  234,069      263,287
                                                                   ---------    ---------
                                                                   $ 881,305    $ 909,570
                                                                   =========    =========

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

(All dollar amounts in thousands)

                                                       13 WEEKS    13 WEEKS
                                                        ENDED       ENDED
                                                        MAY 5,     APRIL 29,
                                                         2001        2000
                                                       --------    --------
OPERATING ACTIVITIES:
   Net loss                                            $(27,135)   $(26,727)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                   10,454      10,224
         Amortization of excess reorganization value     27,318      27,325
         Other - net                                        127        (116)

NET CHANGE IN ASSETS AND LIABILITIES:
   Accounts receivable and prepaid expenses               3,732       7,018
   Inventories                                           (2,189)        974
   Payables and accrued expenses                         10,544       3,582
   Deferred income taxes                                    133       3,002
   Other assets                                            (844)        (95)
   Other noncurrent liabilities                             (34)       (324)
                                                       --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                22,106      24,863
                                                       --------    --------

INVESTING ACTIVITIES
   Capital expenditures                                  (9,116)    (21,789)
   Proceeds from sale of assets                              20         117
                                                       --------    --------

NET CASH USED IN INVESTING ACTIVITIES                    (9,096)    (21,672)
                                                       --------    --------

FINANCING ACTIVITIES:
   Net increase (decrease) in drafts payables            (2,115)        393
   Payments to settle long-term debt                     (1,076)        (75)
   Borrowing of revolver debt                            55,300
   Repayment of revolver debt                           (63,700)
   Reduction of capital lease obligations                (2,213)     (2,125)
                                                       --------    --------

NET CASH USED IN FINANCING ACTIVITIES                   (13,804)     (1,807)
                                                       --------    --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (794)      1,384

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         42,529      51,759
                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 41,735    $ 53,143
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

         The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

         All significant intercompany transactions and accounts have been eliminated in consolidation.

NEW ACCOUNTING STANDARDS

         Penn Traffic adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS 138 at the beginning of the 13-week period ended May 5, 2001 ("First Quarter Fiscal 2002"). SFAS 133 requires that all derivative financial instruments be carried on the balance sheet at fair value, with changes in fair value recorded in net income or comprehensive income depending on the nature of the instrument. The Company currently holds interest rate swap contracts with a notional value of $50 million for the purpose of hedging interest rate risk associated with variable rate debt. These contracts have been designated as cash flow hedges under SFAS 133 and, accordingly, changes in the fair value of the contracts (net of income taxes) are recorded in other comprehensive income. Upon adoption of SFAS 133, the Company recognized, in accumulated other comprehensive income, a loss of approximately $1.8 million (after tax) representing the cumulative effect of adoption of this new accounting standard. Excluding this $1.8 million loss associated with the adoption of SFAS 133, total comprehensive loss for First Quarter Fiscal 2002 was $27.4 million.

         In May 2000, the FASB Emerging Issues Task Force ("EITF") issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require Penn Traffic to make certain reclassifications between Revenues and Costs and Operating Expenses in the Company's Consolidated Statement of Operations. Penn Traffic currently expects to implement EITF 00-14 in the first quarter of Fiscal 2003 (the 52-week period ending February 1, 2003). Penn Traffic expects that the implementation of EITF 00-14 will result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses. In accordance with such implementation, Penn Traffic will also reclassify certain prior period financial statements for comparability purposes.

NOTE 2 - UNUSUAL ITEM

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

NOTE 3 - INCOME TAXES

         The tax provisions for First Quarter Fiscal 2002 and First Quarter Fiscal 2001 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

NOTE 4 - NET LOSS PER SHARE

         Net loss per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. In the calculation of basic EPS, 20,054,112 and 20,106,955 shares were used for First Quarter Fiscal 2002 and First Quarter Fiscal 2001, respectively. The calculations of diluted EPS exclude the effect of incremental common stock equivalents aggregating 42,191 shares for First Quarter Fiscal 2002, since they would have been antidilutive given the net loss for the quarter.

NOTE 5 - STOCKHOLDERS' EQUITY

         On June 29, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate value of $10 million of Penn Traffic's common stock from time to time in the open market or privately negotiated transactions. The timing and amounts of purchases will be governed by prevailing market conditions and other considerations. Penn Traffic's ability to repurchase its common stock is subject to limitations contained in the Company's debt instruments. The Company is currently allowed to repurchase approximately $8 million of common shares under these agreements. This amount will change on a quarterly basis based on the Company's financial results. To date, the Company has repurchased 53,000 shares of common stock at an average price of $7.08 per share.

NOTE 6 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars)

                                                      13 WEEKS          13 WEEKS
                                                       ENDED             ENDED
                                                       MAY 5,           APRIL 29,
                                                        2001              2000
                                                      --------          --------
EBITDA                                                 $21,351           $22,048

Cash Interest Expense                                    9,311             9,434

         "EBITDA" is earnings before interest, depreciation, amortization, amortization of excess reorganization value, LIFO provision, unusual items and taxes. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling); labor relations; labor and employee benefit costs; the performance of the stores formerly leased under the New England Operating Agreement (as defined in "Liquidity and Capital Resources" below); the impact of EITF 00-14 on the Company's financial statements and financial results (as discussed in "Impact of New Accounting Standards" below); the impact of the introduction of loyalty card programs on the Company's operating results; availability, terms and access to capital; the Company's liquidity and other financial considerations; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; and the outcome of pending or yet-to-be instituted legal proceedings.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 5, 2001 ("FIRST QUARTER FISCAL 2002") COMPARED TO THIRTEEN WEEKS ENDED APRIL 29, 2000 ("FIRST QUARTER FISCAL 2001")

         The following table sets forth Consolidated Statement of Operations components expressed as percentages of total revenues for First Quarter Fiscal 2002 and First Quarter Fiscal 2001:

                                                              First Quarter Ended
                                                              MAY 5,      April 29,
                                                               2001         2000
                                                              ------       ------
Total revenues                                                100.0%       100.0%

Gross profit (1)                                               23.7         24.0

Selling and administrative
 expenses                                                      22.0         22.1

Amortization of excess
 reorganization value                                           4.5          4.6

Unusual item                                                    0.0          0.1

Operating loss                                                 (2.8)        (2.8)

Operating income excluding unusual item and
 amortization of excess reorganization value (2)                1.7          1.9

Interest expense                                                1.6          1.6

Net loss                                                       (4.5)        (4.5)

Net income (loss) excluding New England lease
 income, unusual item and amortization of excess
 reorganization value (3)                                       0.0         (0.2)

----------
(1)   Total revenues less cost of sales.

(2) Operating loss for First Quarter Fiscal 2002 excluding amortization of excess reorganization value of $27.3 million. Operating loss for First Quarter Fiscal 2001 excluding an unusual item (expense) of $0.4 million (see Note 2) and amortization of excess reorganization value of $27.3 million.

(3) Net loss for First Quarter Fiscal 2002 excluding amortization of excess reorganization value of $27.3 million. Net loss for First Quarter Fiscal 2001 excluding New England lease income of $1.7 million (after tax), an unusual item (expense) $0.2 million (after tax) and amortization of excess reorganization value of $27.3 million.

REVENUES

         Total revenues for First Quarter Fiscal 2002 increased to $608.4 million from $592.6 million in First Quarter Fiscal 2001. The increase in revenues for First Quarter Fiscal 2002 is primarily attributable to an increase in same store sales and the commencement of the Company's operation of 10 New England stores (see "Liquidity and Capital Resources" below).

         Same store sales for First Quarter Fiscal 2002 increased 0.4% from the comparable prior year period.

         Wholesale supermarket revenues were $68.7 million in First Quarter Fiscal 2002 compared to $67.7 million in First Quarter Fiscal 2001.

GROSS PROFIT

         Gross profit for First Quarter Fiscal 2002 was 23.7% of revenues compared to 24.0% of revenues in First Quarter Fiscal 2001. The decrease in gross profit as a percentage of revenues in First Quarter Fiscal 2002 was due to the expiration of the Company's prior agreement with another supermarket company for the lease of 10 stores in New England (the "New England Operating Agreement") on July 31, 2000 (gross profit for First Quarter Fiscal 2001 includes $2.9 million of income attributable to the New England Operating Agreement). This reduction in gross profit as a percentage of revenues was partially offset by a reduction in inventory shrink expense.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses for First Quarter Fiscal 2002 were 22.0% of revenues compared to 22.1% of revenues in First Quarter Fiscal 2001. The reduction in selling and administrative expenses as a percentage of revenues in First Quarter Fiscal 2002 was due to the benefits of the Company's cost reduction programs, including initiatives to reduce store labor costs. These cost reductions were partially offset by an increase in promotional spending as a percentage of revenues (the Company accounts for certain promotional expenses in the "Selling and administrative expenses" line of the Consolidated Statement of Operations).

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense was $10.5 million in First Quarter Fiscal 2002 and $10.2 million in First Quarter Fiscal 2001, representing 1.7% in each quarter. The increase in depreciation and amortization expense is a result of the Company's capital expenditure program.

         During First Quarter Fiscal 2002 and First Quarter Fiscal 2001, amortization of excess reorganization value was $27.3 million. The excess reorganization value asset of $327.8 million, which was established in June 1999 in connection with the implementation of fresh-start reporting, is being amortized on a straight-line basis over a three-year period.

UNUSUAL ITEM

         During First Quarter Fiscal 2001, the Company recorded an unusual item of $0.4 million related to the implementation of a warehouse consolidation project (see Note 2).

OPERATING LOSS; OPERATING INCOME EXCLUDING UNUSUAL ITEM AND AMORTIZATION OF EXCESS REORGANIZATION VALUE

         Operating loss for First Quarter Fiscal 2002 was $17.0 million or 2.8% of total revenues compared to an operating loss of $16.4 million or 2.8% of total revenues in First Quarter Fiscal 2001. For First Quarter Fiscal 2002, operating income excluding amortization of excess reorganization value was $10.3 million or 1.7% of revenues. For First Quarter Fiscal 2001, operating income excluding an unusual item and amortization of excess reorganization value was $11.3 million or 1.9% of revenues. Operating income excluding unusual item and amortization of excess reorganization value as a percentage of revenues decreased due to the reduction in gross profit as a percentage of revenues associated with the expiration of the New England Operating Agreement.

INTEREST EXPENSE

         Interest expense for First Quarter Fiscal 2002 was $9.5 million compared to $9.7 million in First Quarter Fiscal 2001.

INCOME TAXES

         Income tax provision was $0.6 million for First Quarter Fiscal 2002 compared to $0.7 million in First Quarter Fiscal 2001. The effective tax rates for First Quarter Fiscal 2002 and First Quarter Fiscal 2001 vary from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

NET LOSS; NET INCOME (LOSS) EXCLUDING NEW ENGLAND LEASE INCOME, UNUSUAL ITEM AND AMORTIZATION OF EXCESS REORGANIZATION VALUE

         Net loss for First Quarter Fiscal 2002 was $27.1 million compared to a net loss of $26.7 million for First Quarter Fiscal 2001. Net income excluding New England lease income, unusual item and amortization of excess reorganization value was $0.2 million for First Quarter Fiscal 2002 compared to a loss of $0.9 million for First Quarter Fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with the completion of the Company's financial restructuring in June 1999, the Company issued $100 million of senior notes (the "Senior Notes") and entered into a new $320 million secured credit facility (the "Credit Facility"). Certain terms of the Senior Notes and the Credit Facility are summarized below.

         The Senior Notes mature on June 29, 2009. Pursuant to the terms of the indenture for the Senior Notes (the "Indenture"), the Company, at its election, can choose to pay interest on the Senior Notes at the rate of 11% per annum for the first two years (i.e., the first four semi-annual interest payments) through the issuance of additional notes; thereafter, interest on the Senior Notes will be payable at the rate of 11% per annum, in cash. Any notes issued in lieu of interest would also mature on June 29, 2009, and bear interest at 11% per annum. The Company paid the interest on the Senior Notes in cash for the first three semi-annual interest periods. The Company also currently expects to make the fourth semi-annual interest payment on June 29, 2001, in cash instead of through the issuance of any additional notes. The Indenture contains certain negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness, permit additional liens and make certain restricted payments.

         The Credit Facility includes (1) a $205 million revolving credit facility (the "Revolving Credit Facility") and (2) a $115 million term loan (the "Term Loan"). The lenders under the Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. The Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations. These include, among other things, restrictions on the Company's ability to incur debt, make capital expenditures and make restricted payments as well as requirements that the Company achieve required levels for Consolidated EBITDA, interest coverage, fixed charge coverage and funded debt ratio (all as defined in the Credit Facility).

         The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in each fiscal year are outlined in the following table (in thousands):

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
                                                      --------

                                                      $113,000
                                                      ========

         Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility will mature on June 30, 2005. Availability under the Revolving Credit Facility was approximately $148 million as of May 5, 2001.

         During April 2000, the Company entered into interest rate swap agreements, which expire in April 2005, that effectively convert $50 million of its variable rate borrowings into fixed rate obligations. Under the terms of these agreements, the Company makes payments at a weighted average fixed interest rate of 7.08% and receives payments at variable interest rates based on the London InterBank Offered Rate ("LIBOR").

         During First Quarter Fiscal 2002, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure, and debt service needs and fund expenditures related to the Company's financial restructuring. For the next year, the Company expects to utilize internally generated funds from operations, amounts available under the Revolving Credit Facility and new capital leases to satisfy its operating, capital expenditure and debt service needs, to fund any repurchase of shares of its common stock under its stock repurchase program and to pay the remaining expenditures related to the Company's financial restructuring.

         Cash flows used to meet the Company's operating requirements during First Quarter Fiscal 2002 are reported in the Consolidated Statement of Cash Flows. During First Quarter Fiscal 2002, the Company's net cash used in investing activities was $9.1 million and net cash used in financing activities was $13.8 million. This amount was financed by net cash provided by operating activities of $22.1 million and a reduction in cash and cash equivalents of $0.8 million.

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

         The Revenues account of the Company's Consolidated Statement of Operations includes approximately $2.9 million and $2.8 million income from the New England Operating Agreement in the 13-week periods ended April 29, 2000, and July 29, 2000, respectively. In contrast, during the second half of the 53-week period ended February 3, 2001 ("Fiscal 2001"), the Company incurred approximately $1 million of operating losses in connection with the commencement of operation of these 10 stores.

         The Company expects to continue to invest in promotional activities to reacquaint customers with the Company's offerings in the startup period for these 10 New England stores, which the Company expects will conclude in the first half of the 52-week period ended February 2, 2002 ("Fiscal 2002"). Accordingly, the Company does not expect such stores to contribute to the Company's operating income in the first half of Fiscal 2002. While the Company currently expects these stores to contribute to the Company's operating income in the second half of Fiscal 2002, Penn Traffic believes that the operating income allocable to such stores will be significantly less than the income received pursuant to the New England Operating Agreement.

         The Company competes with several supermarket chains, independent grocery stores, supercenters (combination supermarket and general merchandise stores) and other retailers, many of which have greater resources than Penn Traffic. The number of competitors and the degree of competition encountered by the Company's supermarkets vary by location. Any significant change in the number of the Company's competitors, the number or size of competitors' stores, or in the pricing and promotion practices of the Company's competitors could have an impact on the Company's results of operations.

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

         During Fiscal 2002, the Company expects to invest approximately $60 million (including capital leases). Capital expenditures will be principally for new stores, store remodels, and investments in the Company's distribution infrastructure and technology. The Company expects to finance such expenditures through cash generated from operations, amounts available under the Revolving Credit Facility and new capital leases.

         On June 29, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate value of $10 million of Penn Traffic's common stock from time to time in the open market or privately negotiated transactions. The timing and amounts of purchases will be governed by prevailing market conditions and other considerations. Penn Traffic's ability to repurchase its common stock is subject to limitations contained in the Company's debt instruments. The Company is currently allowed to repurchase approximately $8 million of common shares under these agreements. This amount will change on a quarterly basis based on the Company's financial results. To date, the Company has repurchased 53,000 shares of common stock at an average price of $7.08 per share.

IMPACT OF NEW ACCOUNTING STANDARDS

         Penn Traffic adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS 138 at the beginning of the First Quarter Fiscal 2002. SFAS 133 requires that all derivative financial instruments be carried on the balance sheet at fair value, with changes in fair value recorded in net income or comprehensive income depending on the nature of the instrument. The Company currently holds interest rate swap contracts with a notional value of $50 million for the purpose of hedging interest rate risk associated with variable rate debt. These contracts have been designated as cash flow hedges under SFAS 133 and, accordingly, changes in the fair value of the contracts (net of income taxes) are recorded in other comprehensive income. Upon adoption of SFAS 133, the Company recognized, in accumulated other comprehensive income, a loss of approximately $1.8 million (after tax) representing the cumulative effect of adoption of this new accounting standard.

         Existing generally accepted accounting principles do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers. The FASB Emerging Issues Task Force ("EITF"), a group responsible for promulgating changes to accounting policies and procedures, has issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require Penn Traffic to make certain reclassifications between Revenues and Costs and Operating Expenses in the Company's Consolidated Statement of Operations. Penn Traffic currently expects to implement EITF 00-14 in the first quarter of the Company's Fiscal 2003 (the 52-week period ending February 1, 2003). In accordance with such implementation, Penn Traffic will also reclassify certain prior period financial statements for comparability purposes.

         Penn Traffic expects that the implementation of EITF 00-14 will result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses. Accordingly, while Penn Traffic is currently reviewing this pronouncement with its auditors and therefore cannot quantify the precise effect on reported Revenues, Costs and Operating Expenses or same store sales results, the Company believes that the implementation of EITF 00-14 will not have an effect on Penn Traffic's reported Operating Income (Loss), EBITDA or Net Income
(Loss). The Company currently estimates that had EITF 00-14 been implemented in First Quarter Fiscal 2002, same store sales in First Quarter Fiscal 2002 would have been reduced from that reported under the Company's existing income statement classifications.

PART II. OTHER INFORMATION

         All items which are not applicable or to which the answer is negative have been omitted from this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fiscal quarter ended May 5, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE PENN TRAFFIC COMPANY


                      June 18, 2001       /s/    Joseph V. Fisher
                                          --------------------------------------
                                          By:    Joseph V. Fisher
                                                 President, Chief Executive
                                                 Officer and Director


                      June 18, 2001       /s/    Martin A. Fox
                                          --------------------------------------
                                          By:    Martin A. Fox
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Director