Form 10-Q
period 2001-08-04
PENN TRAFFIC CO
filed 2001-09-18
CIK 77155

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended August 4, 2001

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

                                  YES X NO ___

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  YES X NO ___

Common stock, par value $.01 per share: 20,056,264 shares outstanding as of September 7, 2001


================================================================================

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.       FINANCIAL STATEMENTS


                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED



(All dollar amounts in thousands,
   except per share data)

                                                                            13 WEEKS                  13 WEEKS
                                                                             ENDED                     ENDED
                                                                            AUGUST 4,                 JULY 29,
                                                                              2001                      2000
                                                                        ------------------        ------------------

REVENUES                                                                  $      644,333            $      629,741

COST AND OPERATING EXPENSES:
   Cost of sales (including buying and occupancy costs)                          486,996                   476,955
   Selling and administrative expenses                                           138,957                   135,393
   Amortization of excess reorganization value                                    27,318                    27,319
   Unusual item (Note 2)                                                                                       901
                                                                          --------------            --------------

OPERATING LOSS                                                                    (8,938)                  (10,827)
   Interest expense                                                                9,043                     9,605
                                                                          --------------            --------------

LOSS BEFORE INCOME TAXES                                                         (17,981)                  (20,432)
   Provision for income taxes (Note 3)                                             4,021                     3,132
                                                                          --------------            --------------


NET LOSS                                                                  $      (22,002)           $      (23,564)
                                                                          ==============            ==============

PER SHARE (BASIC AND DILUTED):

   Net loss (Note 4)                                                      $       (1.10)            $       (1.17)
                                                                          =============             =============


             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED



(All dollar amounts in thousands,
   except per share data)

                                                                            26 WEEKS              26 WEEKS
                                                                             ENDED                 ENDED
                                                                            AUGUST 4,             JULY 29,
                                                                              2001                  2000
                                                                        -----------------     -----------------

REVENUES                                                                  $    1,252,755        $    1,222,358

COST AND OPERATING EXPENSES:
   Cost of sales (including buying and occupancy costs)                          951,291               927,494
   Selling and administrative expenses                                           272,812               266,147
   Amortization of excess reorganization value                                    54,636                54,644
   Unusual item (Note 2)                                                                                 1,259
                                                                          --------------        --------------

OPERATING LOSS                                                                   (25,984)              (27,186)
   Interest expense                                                               18,573                19,256
                                                                          --------------        --------------

LOSS BEFORE INCOME TAXES                                                         (44,557)              (46,442)
   Provision for income taxes (Note 3)                                             4,580                 3,849
                                                                          --------------        --------------


NET LOSS                                                                  $      (49,137)       $      (50,291)
                                                                          ==============        ==============

PER SHARE (BASIC AND DILUTED):

   Net loss (Note 4)                                                      $       (2.45)        $       (2.50)
                                                                          =============         =============


             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET


(All dollar amounts in thousands)

                                                                          UNAUDITED                AUDITED
                                                                          AUGUST 4,              FEBRUARY 3,
                                                                            2001                    2001
                                                                      -----------------       -----------------
       ASSETS

CURRENT ASSETS:

   Cash and short-term investments                                       $    42,506             $    42,529
   Accounts and notes receivable (less allowance for
     doubtful accounts of $3,748 and $4,634, respectively)                    42,802                  46,113
   Inventories                                                               270,921                 271,704
   Prepaid expenses and other current assets                                   9,965                   9,338
                                                                         -----------             -----------
                                                                             366,194                 369,684
                                                                         -----------             -----------

NONCURRENT ASSETS:
   Capital leases - net                                                       47,889                  50,812
   Property, plant and equipment - net                                       262,945                 255,507
   Goodwill - net                                                              9,108                   9,197
   Beneficial leases - net                                                    47,444                  50,549
   Excess reorganization value - net                                          96,668                 151,304
   Other assets - net                                                         23,792                  22,517
                                                                         -----------             -----------
                                                                         $   854,040             $   909,570
                                                                         ===========             ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of obligations under capital leases                         8,625                   7,878
   Current maturities of long-term debt                                        5,076                   5,062
   Trade accounts and drafts payable                                         131,552                 119,905
   Other accrued liabilities                                                  73,659                  76,857
   Accrued interest expense                                                    2,504                   3,478
   Taxes payable                                                              19,860                  16,971
                                                                         -----------             -----------
                                                                             241,276                 230,151
                                                                         -----------             -----------

NONCURRENT LIABILITIES:
   Obligations under capital leases                                           70,439                  73,396
   Long-term debt                                                            223,298                 238,112
   Deferred income tax                                                        75,161                  76,141
   Other noncurrent liabilities                                               31,856                  28,483

STOCKHOLDERS' EQUITY:
   Preferred stock - authorized 1,000,000
     shares; $.01 par value; none issued
   Common Stock - authorized 30,000,000 shares; $.01 par value;
   20,056,264 and 20,054,022 shares outstanding, respectively                    201                     201
   Capital in excess of par value                                            416,215                 416,207
   Stock warrants                                                              7,249                   7,249
   Retained deficit                                                         (209,132)               (159,995)
   Accumulated other comprehensive loss                                       (2,148)
   Treasury stock, at cost (Note 5)                                             (375)                   (375)
                                                                         -----------             -----------
       TOTAL STOCKHOLDERS' EQUITY                                            212,010                 263,287
                                                                         -----------             -----------
                                                                         $   854,040             $   909,570
                                                                         ===========             ===========

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED


(All dollar amounts in thousands)

                                                                            26 WEEKS               26 WEEKS
                                                                             ENDED                   ENDED
                                                                            AUGUST 4,               JULY 29,
                                                                              2001                    2000
                                                                       -----------------      ------------------
OPERATING ACTIVITIES:

   Net loss                                                              $    (49,137)          $    (50,291)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                                           20,986                 20,533
       Amortization of excess reorganization value                             54,636                 54,644
       Other - net                                                                121                   (349)
NET CHANGE IN ASSETS AND LIABILITIES:
   Accounts receivable and prepaid expenses                                     2,684                  8,623
   Inventories                                                                    783                   (580)
   Payables and accrued expenses                                                5,686                    273
   Deferred income taxes                                                          514                  3,357
   Other assets                                                                (1,275)                (2,234)
   Other noncurrent liabilities                                                  (269)                  (812)
                                                                         ------------           ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      34,729                 33,164
                                                                         ------------           ------------

INVESTING ACTIVITIES:
   Capital expenditures                                                       (20,204)               (34,934)
   Proceeds from sale of assets                                                    41                  1,539
                                                                         ------------           ------------

NET CASH USED IN INVESTING ACTIVITIES                                         (20,163)               (33,395)
                                                                         ------------           ------------

FINANCING ACTIVITIES:
   Net increase in drafts payables                                              4,683                  6,584
   Payments to settle long-term debt                                           (2,900)                  (147)
   Borrowing of revolver debt                                                  70,700
   Repayment of revolver debt                                                 (82,600)
   Reduction of capital lease obligations                                      (4,480)                (4,771)
   Sale of common stock                                                             8
                                                                         ------------           ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (14,589)                 1,666
                                                                         ------------           ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (23)                 1,435

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               42,529                 51,759
                                                                         ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     42,506           $     53,194
                                                                         ============           ============


                      SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
               Notes To Interim Consolidated Financial Statements
                                    Unaudited



NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair presentation of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 and the Company's Quarterly Report on Form 10-Q for the 13-week period ended May 5, 2001.

         All significant intercompany transactions and accounts have been eliminated in consolidation.


NEW ACCOUNTING STANDARDS

         Penn Traffic adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by Statement of Financial Accounting Standards No. 138 at the beginning of the 13-week period ended May 5, 2001. SFAS 133 requires that all derivative financial instruments be carried on the balance sheet at fair value, with changes in fair value recorded in net income or comprehensive income depending on the nature of the instrument. The Company currently holds interest rate swap contracts with a notional value of $50 million for the purpose of hedging interest rate risk associated with variable rate debt. These contracts have been designated as cash flow hedges under SFAS 133 and, accordingly, changes in the fair value of the contracts (net of income taxes) are recorded in other comprehensive income. Upon adoption of SFAS 133, the Company recognized, in accumulated other comprehensive income, a loss of approximately $1.8 million (after tax) representing the cumulative effect of adoption of this new accounting standard. Excluding this $1.8 million loss associated with the adoption of SFAS 133, total comprehensive loss for the 26-week period ended August 4, 2001, was $49.5 million.

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


NOTE 2 - UNUSUAL ITEM
---------------------

         In January 2000, Penn Traffic began a process to (1) reduce the number of distribution centers the Company utilizes for nonperishable grocery products from four to three and (2) transfer the distribution of general merchandise and health and beauty care items from a leased facility in Columbus, Ohio to the Company's Jamestown, New York facility (an owned 267,000 square foot facility which had supplied grocery products to certain stores in upstate New York and northern Pennsylvania until January 2000). This process was completed in June 2000. During the 13-week and 26-week periods ended July 29, 2000, the Company recorded unusual items of $0.9 million and $1.3 million, respectively, associated with the implementation of this warehouse consolidation project.


NOTE 3 - INCOME TAXES
---------------------

         The tax provisions for the 13-week and 26-week periods ended August 4, 2001 and July 29, 2000 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

NOTE 4 - NET LOSS PER SHARE
---------------------------

         Net loss per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. In the calculation of basic EPS, 20,055,518 and 20,054,815 shares were used for the 13-week and 26-week periods ended August 4, 2001, respectively, and 20,106,955 shares was used for the 13-week and 26-week periods ended July 29, 2001. The calculations of diluted EPS exclude the effect of incremental common stock equivalents aggregating 31,457 and 36,824 shares for the 13-week and 26-week periods ended August 4, 2001, respectively, and 439 shares for the 13-week and 26-week periods ended July 29, 2000, since they would have been antidilutive given the net loss for the periods.


NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

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

NOTE 6 - SUPPLEMENTAL FINANCIAL INFORMATION
-------------------------------------------


(In thousands of dollars)

                                                                       13 WEEKS               13 WEEKS
                                                                         ENDED                 ENDED
                                                                       AUGUST 4,              JULY 29,
                                                                         2001                   2000
                                                                    ----------------      -----------------

   EBITDA (1)                                                         $     29,537          $     28,203

   EBITDA excluding New England lease income (2)                            29,537                25,368

   Cash Interest Expense                                                     8,823                 9,387

   Net income excluding New England lease income,
     unusual item and amortization of excess
     reorganization value (3)                                                5,316                 2,613



                                                                       26 WEEKS               26 WEEKS
                                                                         ENDED                 ENDED
                                                                       AUGUST 4,              JULY 29,
                                                                         2001                   2000
                                                                    ----------------      -----------------

   EBITDA                                                             $     50,888          $     50,251

   EBITDA excluding New England lease income (2)                            50,888                44,529

   Cash Interest Expense                                                    18,134                18,821

   Net income excluding New England lease income,
     unusual item and amortization of excess
     reorganization value (3)                                                5,499                 1,719

--------------------------------------------
See notes below

------------------------------------------------------


(1) "EBITDA" is earnings before interest, depreciation, amortization, amortization of excess reorganization value, LIFO provision, unusual items and taxes. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

(2) EBITDA excluding income of $2.8 million and $5.7 million, attributable to the Company's prior agreement with another supermarket company for the lease of 10 stores in New England in the 13-week and 26-week periods ended July 29, 2000, respectively.

(3) Net income for Second Quarter Fiscal 2002 excluding amortization of excess reorganization value of $27.3 million. Net income for the 26-week period ended August 4, 2001 excluding amortization of excess reorganization value of $54.6 million. Net income for Second Quarter Fiscal 2001 excluding New England lease income of $1.7 million (after tax), an unusual item (expense) of $0.5 million (after tax) and amortization of excess reorganization value of $27.3 million. Net income for the 26-week period ended July 29, 2000 excluding New England lease income of $3.4 million (after tax), an unusual item (expense) of $0.7 million (after tax) and amortization of excess reorganization value of $54.6 million.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


         Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling); labor relations; labor and employee benefit costs; the performance of the stores formerly leased under the New England Operating Agreement (as defined in "Liquidity and Capital Resources" below); the impact of EITF 00-14 and SFAS 142 on the Company's financial statements and financial results (as discussed in "Impact of New Accounting Standards" below); the impact of the introduction of the Company's loyalty card program on the Company's operating results; availability, terms and access to capital; the Company's liquidity and other financial considerations; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; and the outcome of pending or yet-to-be instituted legal proceedings.

RESULTS OF OPERATIONS
---------------------


THIRTEEN WEEKS ("SECOND QUARTER FISCAL 2002") AND TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 COMPARED TO THIRTEEN WEEKS ("SECOND QUARTER FISCAL 2001") AND TWENTY-SIX WEEKS ENDED JULY 29, 2000.

         The following table sets forth Consolidated Statement of Operations components expressed as percentages of revenues for Second Quarter Fiscal 2002 and Second Quarter Fiscal 2001, and for the 26-week periods ended August 4, 2001 and July 29, 2000, respectively:

                                                       Second Quarter Ended             Twenty-six Weeks Ended
                                                    AUGUST 4,        July 29,         AUGUST 4,        July 29,
                                                      2001             2000             2001             2000
                                                  --------------- ----------------  --------------  ----------------

Revenues                                               100.0%          100.0%            100.0%          100.0%

Gross profit (1)                                        24.4            24.3              24.1            24.1

Selling and administrative
   expenses                                             21.6            21.5              21.8            21.8

Amortization of excess
   reorganization value                                  4.2             4.3               4.4             4.5

Unusual item                                                             0.1                               0.1

Operating loss                                          (1.4)           (1.7)             (2.1)           (2.2)

Operating income excluding unusual
   item and amortization of excess
   reorganization value (2)                              2.9             2.8               2.3             2.3

Interest expense                                         1.4             1.5               1.5             1.6

Net loss                                                (3.4)           (3.7)             (3.9)           (4.1)

Net income excluding
   New England lease income,
   unusual item and amortization of
   excess reorganization value (3)                       0.8             0.4               0.4             0.1


--------------------------------------------
See notes below

--------------------------------

(1)      Total revenues less cost of sales.

(2) Operating income for Second Quarter Fiscal 2002 excluding amortization of excess reorganization value of $27.3 million. Operating income for the 26-week period ended August 4, 2001 excluding amortization of excess reorganization value of $54.6 million. Operating income for Second Quarter Fiscal 2001 excluding an unusual item (expense) of $0.9 million (see Note 2 to the Interim Consolidated Financial Statements) and amortization of excess reorganization value of $27.3 million. Operating income for the 26-week period ended July 29, 2000 excluding an unusual item (expense) of $1.3 million and amortization of excess reorganization value of $54.6 million.

(3) Net income for Second Quarter Fiscal 2002 excluding amortization of excess reorganization value of $27.3 million. Net income for the 26-week period ended August 4, 2001 excluding amortization of excess reorganization value of $54.6 million. Net income for Second Quarter Fiscal 2001 excluding New England lease income of $1.7 million (after tax), an unusual item (expense) of $0.5 million (after tax) and amortization of excess reorganization value of $27.3 million. Net income for the 26-week period ended July 29, 2000 excluding New England lease income of $3.4 million (after tax), an unusual item (expense) of $0.7 million (after tax) and amortization of excess reorganization value of $54.6 million.



REVENUES

         Total revenues for Second Quarter Fiscal 2002 increased 2.3% to $644.3 million from $629.7 million in Second Quarter Fiscal 2001. Total revenues for the 26-week period ended August 4, 2001 increased 2.5% to $1.253 billion from $1.222 billion for the 26-week period ended July 29, 2000. The increase in revenues for Second Quarter Fiscal 2002 and the 26-week period ended August 4, 2001 is primarily attributable to an increase in same store sales and the commencement of the Company's operation of 10 New England stores (see "Liquidity and Capital Resources" below).

         Same store sales for Second Quarter Fiscal 2002 increased 0.7% from the comparable prior year period. Same store sales for the 26-week period ended August 4, 2001, increased 0.6% from the comparable prior year period.

         Wholesale supermarket revenues were $71.3 million in Second Quarter Fiscal 2002 compared to $70.5 million in Second Quarter Fiscal 2001. Wholesale supermarket revenues were $139.9 million for the 26-week period ended August 4, 2001 compared to $138.2 million for the 26-week period ended July 29, 2000.

--------------------------------

GROSS PROFIT

         Gross profit for Second Quarter Fiscal 2002 was 24.4% of revenues compared to 24.3% of revenues in Second Quarter Fiscal 2001. Gross profit for the 26-week period ended August 4, 2001 and the 26-week period ended July 29, 2000 were 24.1% of revenues. Gross profit for Second Quarter Fiscal 2002 and the 26-week period ended August 4, 2001 include a reduced level of inventory shrink expense from the comparable prior year periods. Comparisons of gross profit for such periods to the prior year are affected by the expiration of the Company's prior agreement with another supermarket company for the lease of 10 stores in New England (the "New England Operating Agreement") on July 31, 2000. Gross profit for Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2001 includes $2.8 million and $5.7 million, respectively, of income attributable to the New England Operating Agreement.


SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses for Second Quarter Fiscal 2002 were 21.6% of revenues compared to 21.5% of revenues in Second Quarter Fiscal 2001. Selling and administrative expenses for the 26-week period ended August 4, 2001 and the 26-week period July 29, 2000 were 21.8% of revenues.

         Selling and administrative expenses for Second Quarter Fiscal 2002 and the 26-week period ended August 4, 2001 reflect the benefit of the Company's cost reduction programs and an increase in promotional spending as a percentage of revenues compared to the comparable prior year period (the Company accounts for certain promotional expenses in the selling and administrative expense line of the Consolidated Statement of Operations).


DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense was $10.5 million in Second Quarter Fiscal 2002 and $10.3 million in Second Quarter Fiscal 2001, representing 1.6% of revenues, respectively. Depreciation and amortization expense was $21.0 million for the 26-week period ended August 4, 2001 and $20.5 million for the 26-week period ended July 29, 2000 representing 1.7% of revenues, respectively.

--------------------------------

         Amortization of excess reorganization value for Second Quarter Fiscal 2002 and Second Quarter Fiscal 2001 was $27.3 million. The excess reorganization value asset of $327.8 million, which was established in June 1999 in connection with the implementation of fresh-start reporting, is being amortized on a straight-line basis over a three-year period (see "Impact of New Accounting Standards" below).


UNUSUAL ITEM

         During Second Quarter Fiscal 2001 and the 26-week period ended July 29, 2000, the Company recorded an unusual item of $0.9 million and $1.3 million, respectively, related to the implementation of a warehouse consolidation project (see Note 2 to the Interim Consolidated Financial Statements).


OPERATING LOSS; OPERATING INCOME EXCLUDING UNUSUAL ITEM AND AMORTIZATION OF EXCESS REORGANIZATION VALUE

         Operating loss for Second Quarter Fiscal 2002 was $8.9 million or 1.4% of revenues compared to an operating loss of $10.8 million or 1.7% of revenues in Second Quarter Fiscal 2001. For Second Quarter Fiscal 2002, operating income excluding unusual item and amortization of excess reorganization value was $18.4 million or 2.9% of revenues compared to $17.4 million or 2.8% of revenues in Second Quarter Fiscal 2001.

         Operating loss for the 26-week period ended August 4, 2001 was $26.0 million or 2.1% of revenues compared to an operating loss of $27.2 million or 2.2% of revenues for the 26-week period ended July 29, 2000. Operating income excluding unusual item and amortization of excess reorganization value for the 26-week period ended August 4, 2001 and the 26-week period ended July 29, 2000 was $28.7 million or 2.3% of revenues.


INTEREST EXPENSE

         Interest expense for Second Quarter Fiscal 2002 was $9.0 million compared to $9.6 million in Second Quarter Fiscal 2001. Interest expense for the 26-week period ended August 4, 2001 was $18.6 million compared to $19.3 million for the 26-week period ended July 29, 2000. Interest expense decreased in Second Quarter Fiscal 2002 and the 26-week period ended August 4, 2001 due to a decrease in the average amount of debt outstanding and the interest rate on the Company's variable rate debt from the prior year.

--------------------------------


INCOME TAXES

         Income tax provision was $4.0 million for Second Quarter Fiscal 2002 compared to $3.1 million in Second Quarter Fiscal 2001. Income tax provision for the 26-week period ended August 4, 2001 was $4.6 million compared to $3.8 million for the 26-week period ended July 29, 2000. The effective tax rates for Second Quarter Fiscal 2002, Second Quarter Fiscal 2001 and the 26-week periods ended August 4, 2001 and July 29, 2000 vary from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.


NET LOSS; NET INCOME EXCLUDING NEW ENGLAND LEASE INCOME, UNUSUAL ITEM AND AMORTIZATION OF EXCESS REORGANIZATION VALUE

         Net loss for Second Quarter Fiscal 2002 was $22.0 million compared to a net loss of $23.6 million for Second Quarter Fiscal 2001. Net income excluding New England lease income, unusual item and amortization of excess reorganization value was $5.3 million for Second Quarter Fiscal 2002 compared to $2.6 million for Second Quarter Fiscal 2001.

         Net loss for the 26-week period ended August 4, 2001 was $49.1 million compared to a net loss of $50.3 million for the 26-week period ended July 29, 2000. Net income excluding New England lease income, unusual item and amortization of excess reorganization value for the 26-week period ended August 4, 2001 was $5.5 million compared to $1.7 million for the 26-week period ended July 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

         The Credit Facility includes (1) a $205 million revolving credit facility (the "Revolving Credit Facility") and (2) a $115 million term loan (the "Term Loan"). The lenders under the Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. The Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations. These include, among other things, restrictions on the Company's ability to incur debt, make capital expenditures and make restricted payments, as well as, requirements that the Company achieve required levels for Consolidated EBITDA, interest coverage, fixed charge coverage and funded debt ratio (all as defined in the Credit Facility).

         The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in each fiscal year are outlined in the following table (in thousands):


                  FISCAL YEAR ENDING                                            AMOUNT MATURING

                  February 2, 2002                                              $       4,750
                  February 1, 2003                                                      6,750
                  January 31, 2004                                                      9,750
                  January 29, 2005                                                     12,750
                  January 28, 2006                                                      7,750
                  February 3, 2007                                                     71,250
                                                                                -------------


                                                                                $     113,000
                                                                                =============


         Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility will mature on June 30, 2005. Availability under the Revolving Credit Facility was approximately $150 million as of August 4, 2001.

------------------------------------------

         During Second Quarter Fiscal 2002, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs. For the next year, the Company expects to utilize internally generated funds from operations, amounts available under the Revolving Credit Facility and new capital leases to satisfy its operating, capital expenditure and debt service needs and to fund any repurchase of shares of its common stock under its stock repurchase program.

         Cash flows used to meet the Company's operating requirements during the 26-week period ended August 4, 2001 are reported in the Consolidated Statement of Cash Flows. During the 26-week period ended August 4, 2001, the Company's net cash used in investing activities was $20.2 million and net cash used in financing activities was $14.6 million. This amount was financed by net cash provided by operating activities of $34.7 million.

         In July 1990, the Company entered into the New England Operating Agreement with another supermarket company pursuant to which such company acquired the right to operate 13 stores in Vermont and New Hampshire under its trade name until July 31, 2000. Prior to July 1990, these stores had been operated by Penn Traffic under the Company's "P&C" trade name. By August 1, 2000, the Company had regained operating control of the remaining 10 stores that had been subject to the New England Operating Agreement. Nine of these stores were opened for business in August 2000.

         The Revenues account of the Company's Consolidated Statement of Operations includes income of approximately $2.9 million and $2.8 million from the New England Operating Agreement in the 13-week periods ended April 29, 2000 and July 29, 2000, respectively. In contrast, during the second half of the 53-week period ended February 3, 2001 ("Fiscal 2001"), the Company incurred approximately $1 million of operating losses in connection with the commencement of operation of these 10 stores. While these stores contributed to the Company's operating income in Second Quarter Fiscal 2002 and the 26-week period ended August 4, 2001, Penn Traffic believes that the operating income allocable to such stores in future periods will be significantly less than the income received pursuant to the New England Operating Agreement.

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

------------------------------------------

         During Fiscal 2001, the Company commenced implementation of a loyalty card program in its 70 Big Bear stores in Ohio and West Virginia. Fiscal 2001 operating income was reduced by an estimated $1.5 million in connection with the launch of this loyalty card program. Penn Traffic is rolling out the program to its other markets in the 13-week period ending November 3, 2001 ("Third Quarter Fiscal 2002"). The Company currently estimates that in connection with such introduction it will incur approximately $3 million of start-up costs in the second half of Fiscal 2002. The vast majority of such costs are expected to be incurred in Third Quarter Fiscal 2002.

         During Fiscal 2002, the Company expects to invest approximately $55 million in capital expenditures (including capital leases). Capital expenditures will be principally for new stores, store remodels, and investments in the Company's distribution infrastructure and technology. The Company expects to finance such expenditures through cash generated from operations, amounts available under the Revolving Credit Facility and new capital leases.

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

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

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

         Existing generally accepted accounting principles do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers. The Financial Accounting Standards Board Emerging Issues Task Force ("EITF"), a group responsible for promulgating changes to accounting policies and procedures, has issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require Penn Traffic to make certain reclassifications between Revenues and Costs and Operating Expenses in the Company's Consolidated Statement of Operations. Penn Traffic currently expects to implement EITF 00-14 in the first quarter of the Company's Fiscal 2003 (the 52-week period ending February 1, 2003). In accordance with such implementation, Penn Traffic will also reclassify certain prior period financial statements for comparability purposes.

         Penn Traffic expects that the implementation of EITF 00-14 will result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses. Accordingly, while Penn Traffic is currently reviewing this pronouncement with its auditors and therefore cannot quantify the precise effect on reported Revenues, Costs and Operating Expenses or same store sales results, the Company believes that the implementation of EITF 00-14 will not have an effect on Penn Traffic's reported Operating Income (Loss), EBITDA or Net Income
(Loss). The Company currently estimates that had EITF 00-14 been implemented in Fiscal 2002, same store sales in Second Quarter Fiscal 2002 and the 26-week period ended August 4, 2001 would have been reduced from that reported under the Company's existing income statement classifications.

---------------------------------------------

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 provides that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite useful lives not be amortized but tested at least annually for impairment.

         Penn Traffic expects to adopt SFAS 142 in the first quarter of Fiscal 2003 (the 52-week period ending February 1, 2003). The Company does not expect to record any amortization of excess reorganization value or goodwill in its Consolidated Statement of Operations for periods after Fiscal 2002. In accordance with SFAS 142 Penn Traffic will test the carrying value of the excess reorganization value and goodwill assets for impairment on the date of adoption of this new pronouncement. Excess reorganization value and goodwill are currently being amortized at a rate of approximately $110 million annually and will have a carrying value of approximately $51 million at the date of adoption of this standard.

PART II.  OTHER INFORMATION
---------------------------

         All items which are not applicable or to which the answer is negative have been omitted from this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Penn Traffic's Annual Meeting of Stockholders was held on July 11, 2001. At the meeting, nine directors were elected to serve for a term of one year on the Company's Board of Directors by the following votes:

                                                                    FOR                           WITHHELD
                                                                    ---                           --------

              Byron E. Allumbaugh                                19,895,488                         24,571
              Kevin P. Collins                                   19,895,929                         24,130
              Joseph V. Fisher                                   19,896,608                         23,451
              Martin A. Fox                                      19,895,194                         24,865
              David B. Jenkins                                   19,895,669                         24,390
              Gabriel S. Nechamkin                               19,896,392                         23,667
              Lief D. Rosenblatt                                 19,886,625                         33,434
              Mark D. Sonnino                                    19,897,142                         22,917
              Peter L. Zurkow                                    19,897,080                         22,979

         At the Annual Meeting, the selection of PricewaterhouseCoopers LLP as auditors for the Company for Fiscal 2002 was ratified by a vote of 19,908,312 shares in favor, 7,219 shares opposed and 4,528 abstentions. No other matters were considered at the Company's Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fiscal quarter ended August 4, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               THE PENN TRAFFIC COMPANY


       September 17, 2001               /s/-    Joseph V. Fisher
                                        ----------------------------------------
                                        By:     Joseph V. Fisher
                                                President, Chief Executive
                                                Officer and Director




       September 17, 2001               /s/-    Martin A. Fox
                                        ----------------------------------------
                                        By:     Martin A. Fox
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Director