Form 10-Q
period 2001-11-03
PENN TRAFFIC CO
filed 2001-12-18
CIK 77155

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


                 For the Quarterly Period Ended November 3, 2001

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

                                YES |X|   NO |_|

Common stock, par value $.01 per share: 20,056,264 shares outstanding as of December 7, 2001

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
   except per share data)

                                                        13 WEEKS      13 WEEKS
                                                          ENDED         ENDED
                                                       NOVEMBER 3,   OCTOBER 28,
                                                          2001          2000
                                                        ---------     ---------
REVENUES                                                $ 598,766     $ 585,366

COST AND OPERATING EXPENSES:
   Cost of sales                                          436,672       429,595
   Selling and administrative expenses                    151,006       147,626
   Amortization of excess reorganization value             27,318        27,318
                                                        ---------     ---------

OPERATING LOSS                                            (16,230)      (19,173)
   Interest expense                                         8,886         9,507
                                                        ---------     ---------

LOSS BEFORE INCOME TAXES                                  (25,116)      (28,680)
   Provision (benefit) for income taxes (Note 3)            1,286          (336)
                                                        ---------     ---------

NET LOSS                                                $ (26,402)    $ (28,344)
                                                        =========     =========

PER SHARE (BASIC AND DILUTED):

   Net loss (Note 4)                                    $   (1.32)    $   (1.41)
                                                        =========     =========

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

(All dollar amounts in thousands,
   except per share data)

                                                      39 WEEKS       39 WEEKS
                                                       ENDED          ENDED
                                                     NOVEMBER 3,    OCTOBER 28,
                                                        2001           2000
                                                     -----------    -----------
REVENUES                                             $ 1,789,325    $ 1,753,576

COST AND OPERATING EXPENSES:
   Cost of sales                                       1,304,142      1,281,688
   Selling and administrative expenses                   445,443        435,026
   Amortization of excess reorganization value            81,954         81,962
   Unusual item (Note 2)                                                  1,259
                                                     -----------    -----------

OPERATING LOSS                                           (42,214)       (46,359)
   Interest expense                                       27,458         28,763
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES                                 (69,672)       (75,122)
   Provision for income taxes (Note 3)                     5,867          3,513
                                                     -----------    -----------

NET LOSS                                             $   (75,539)   $   (78,635)
                                                     ===========    ===========

PER SHARE (BASIC AND DILUTED):

   Net loss (Note 4)                                 $     (3.77)   $     (3.91)
                                                     ===========    ===========

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET

(All dollar amounts in thousands)

                                                             UNAUDITED     AUDITED
                                                             NOVEMBER 3,  FEBRUARY 3,
                                                               2001         2001
                                                             ---------    ---------
       ASSETS

CURRENT ASSETS:
   Cash and short-term investments                           $  39,015    $  42,529
   Accounts and notes receivable (less allowance for
     doubtful accounts of $3,717 and $4,634, respectively)      44,643       46,113
   Inventories                                                 303,232      271,704
   Prepaid expenses and other current assets                    10,123        9,338
                                                             ---------    ---------
                                                               397,013      369,684
                                                             ---------    ---------

NONCURRENT ASSETS:
   Capital leases - net                                         46,358       50,812
   Property, plant and equipment - net                         265,797      255,507
   Goodwill - net                                                9,049        9,197
   Beneficial leases - net                                      48,472       50,549
   Excess reorganization value - net                            69,350      151,304
   Other assets - net                                           24,649       22,517
                                                             ---------    ---------
                                                             $ 860,688    $ 909,570
                                                             =========    =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of obligations under capital leases           8,416        7,878
   Current maturities of long-term debt                          6,074        5,062
   Trade accounts and drafts payable                           133,367      119,905
   Other accrued liabilities                                    78,981       76,857
   Accrued interest expense                                      5,145        3,478
   Taxes payable                                                15,184       16,971
                                                             ---------    ---------
                                                               247,167      230,151
                                                             ---------    ---------

NONCURRENT LIABILITIES:
   Obligations under capital leases                             68,883       73,396
   Long-term debt                                              250,818      238,112
   Deferred income taxes                                        75,746       76,141
   Other noncurrent liabilities                                 33,690       28,483

STOCKHOLDERS' EQUITY:
   Preferred stock - authorized 1,000,000
     shares; $.01 par value; none issued
   Common Stock - authorized 30,000,000 shares; $.01
   par value; 20,056,264 and 20,054,022 shares issued
   and outstanding, respectively                                   201          201
   Capital in excess of par value                              416,215      416,207
   Stock warrants                                                7,249        7,249
   Retained deficit                                           (235,534)    (159,995)
   Accumulated other comprehensive loss                         (3,372)
   Treasury stock, at cost (Note 5)                               (375)        (375)
                                                             ---------    ---------
       TOTAL STOCKHOLDERS' EQUITY                              184,384      263,287
                                                             ---------    ---------
                                                             $ 860,688    $ 909,570
                                                             =========    =========

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

(All dollar amounts in thousands)

                                                         39 WEEKS     39 WEEKS
                                                          ENDED         ENDED
                                                        NOVEMBER 3,   OCTOBER 28,
                                                           2001         2000
                                                         ---------    ---------
OPERATING ACTIVITIES:
   Net loss                                              $ (75,539)   $ (78,635)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                        31,428       31,427
       Amortization of excess reorganization value          81,954       81,962
       Other - net                                            (153)        (353)

NET CHANGE IN ASSETS AND LIABILITIES:
   Accounts receivable and prepaid expenses                    685        3,885
   Inventories                                             (31,528)     (12,119)
   Payables and accrued expenses                            10,805        3,410
   Deferred income taxes                                     1,950        3,000
   Other assets                                             (1,807)      (4,084)
   Other noncurrent liabilities                               (510)        (591)
                                                         ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   17,285       27,902
                                                         ---------    ---------

INVESTING ACTIVITIES:
   Capital expenditures                                    (30,730)     (47,964)
   Proceeds from sale of assets                                294        1,545
                                                         ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                      (30,436)     (46,419)
                                                         ---------    ---------

FINANCING ACTIVITIES:
   Net increase in drafts payables                           2,236        6,309
   Payments to settle long-term debt                        (3,982)      (1,221)
   Borrowing of revolver debt                              140,800       21,700
   Repayment of revolver debt                             (123,100)     (15,000)
   Reduction of capital lease obligations                   (6,325)      (6,891)
   Net Sale (Purchase) of common stock                           8         (375)
                                                         ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    9,637        4,522
                                                         ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                       (3,514)     (13,995)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            42,529       51,759
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  39,015    $  37,764
                                                         =========    =========

   Interest paid                                            25,135       24,020
   Income taxes paid                                         2,840          273

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

         The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair statement of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 and the Company's Quarterly Reports on Form 10-Q for each of the 13-week periods ended May 5, 2001 and August 4, 2001.

         All significant intercompany transactions and accounts have been eliminated in consolidation.

IMPLEMENTATION OF EITF 00-14 AND OTHER RECLASSIFICATIONS

         The Company's Consolidated Statement of Operations for the 13-week and 39-week periods ended November 3, 2001 reflects the Company's implementation of EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") in the 13-week period ended November 3, 2001. EITF 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives offered by companies in the form of discounts, coupons or rebates. In connection with the implementation of this new accounting pronouncement, Penn Traffic has made certain reclassifications between "Revenues" and "Costs and Operating Expenses" in the Company's Consolidated Statement of Operations for the 13-week and 39-week periods ended November 3, 2001. These reclassifications result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses for these periods. Penn Traffic has also reclassified the Company's financial statements for each quarter of the prior year (the 53-week period ended February 3, 2001) for comparability purposes.

         In addition, in the 13-week period ended November 3, 2001, the Company made certain other reclassifications of expenses in the Consolidated Statement of Operations between "Cost of sales" and "Selling and administrative expenses" for all of the quarterly and year-to-date periods in the current year and the prior year. After such reclassifications, the "Cost of sales" caption includes cost of goods sold including the cost of distributing such products to the Company's retail stores and wholesale/franchise accounts. In contrast, in the Company's historic income statement classifications, the Cost of sales caption also included buying and occupancy costs. These costs are now included under the caption, "Selling and administrative expenses." The Company believes that after these reclassifications, Penn Traffic's income statement presentation is more consistent with the majority of public companies in the supermarket industry than its historic presentation. The implementation of EITF 00-14 and these other reclassifications do not have any effect on Penn Traffic's reported Operating Loss, EBITDA or Net Loss.

         The table below presents the Revenues, Cost of sales and Selling and administrative expenses captions of the Company's Consolidated Statement of Operations for the four quarters of the fiscal year ended February 3, 2001 and the 13-week periods ended May 5, 2001 and August 4, 2001 after taking into account the reclassifications described above and as previously reported utilizing the Company's historic income statement presentation.

               SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA - AFTER RECLASSIFICATIONS

                    13 WEEKS           13 WEEKS          13 WEEKS           14 WEEKS              53 WEEKS
                      ENDED             ENDED              ENDED             ENDED                 ENDED
                    APRIL 29,          JULY 29,         OCTOBER 28,       FEBRUARY 3,           FEBRUARY 3,
                      2000               2000              2000               2001                  2001
                  --------------    ---------------    --------------    ---------------       ---------------
Revenues           $   566,087       $   602,123        $   585,366       $   659,719           $ 2,413,295

Cost of sales          412,158           439,935            429,595           479,355             1,761,043

Selling and
administrative
expenses               142,605           144,795            147,626           158,730               593,756

                                   13 WEEKS          13 WEEKS             26 WEEKS
                                     ENDED             ENDED                ENDED
                                    MAY 5,           AUGUST 4,            AUGUST 4,
                                     2001              2001                 2001
                                 --------------    --------------       --------------
Revenues                          $   579,055       $   611,504          $ 1,190,559

Cost of sales                         422,412           445,058              867,470

Selling and administrative
   expenses                           146,370           148,067              294,437

                SELECTED CONSOLIDATED STATEMENT OF OPERATING DATA - HISTORICAL PRESENTATION

                    13 WEEKS           13 WEEKS          13 WEEKS           14 WEEKS              53 WEEKS
                      ENDED             ENDED              ENDED             ENDED                 ENDED
                    APRIL 29,          JULY 29,         OCTOBER 28,       FEBRUARY 3,           FEBRUARY 3,
                      2000               2000              2000               2001                  2001
                  --------------    ---------------    --------------    ---------------       ---------------
Revenues           $   592,617       $   629,741        $   611,265       $   691,682           $ 2,525,305

Cost of sales          450,539           476,955            468,662           521,695             1,917,851

Selling and
administrative
expenses               130,754           135,393            134,458           148,354               548,959

                                   13 WEEKS          13 WEEKS             26 WEEKS
                                     ENDED             ENDED                ENDED
                                    MAY 5,           AUGUST 4,            AUGUST 4,
                                     2001              2001                 2001
                                 --------------    --------------       --------------
Revenues                          $   608,422       $   644,333          $ 1,252,755

Cost of sales                         464,295           486,996              951,291

Selling and administrative
   expenses                           133,855           138,957              272,812


NOTE 2 - UNUSUAL ITEM

         In January 2000, Penn Traffic began a process to (1) reduce the number of distribution centers the Company utilizes for nonperishable grocery products from four to three and (2) transfer the distribution of general merchandise and health and beauty care items from a leased facility in Columbus, Ohio to the Company's Jamestown, New York facility (an owned 267,000 square foot facility which had supplied grocery products to certain stores in upstate New York and northern Pennsylvania until January 2000). This process was completed in June 2000. During the 39-week period ended October 28, 2000, the Company recorded an unusual item of $1.3 million associated with the implementation of this warehouse consolidation project.

NOTE 3 - INCOME TAXES

         The tax provisions for the 13-week and 39-week periods ended November 3, 2001 and October 28, 2000 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

NOTE 4 - NET LOSS PER SHARE

         Net loss per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("EPS"). This standard requires presentation of Basic EPS, computed based on the weighted average number of common shares outstanding for the period, and Diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. In the calculation of Basic EPS, 20,056,264 and 20,055,298 shares were used for the 13-week and 39-week periods ended November 3, 2001, respectively, and 20,069,867 and 20,094,592 shares were used for the 13-week and 39-week periods ended October 28, 2000, respectively. The calculations of Diluted EPS exclude the effect of incremental common stock equivalents aggregating 28,811 shares and 34,153 shares for the 13-week and 39-week periods ended November 3, 2001, respectively, and 2,228 shares and 889 shares for the 13-week and 39-week periods ended October 28, 2000, respectively, since they would have been antidilutive given the net loss for the periods.

NOTE 5 - STOCKHOLDERS' EQUITY

         Total comprehensive loss for the 13-week period ended November 3, 2001 was $27.6 million. Total comprehensive loss for the 39-week period ended November 3, 2001 was $77.1 million (excluding a $1.8 million loss associated with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by Statement of Accounting Standards No. 138 at the beginning of the 39-week period ended November 3, 2001). The Company currently holds interest rate swap contracts for the purpose of hedging interest rate risk associated with variable rate debt. These contracts have been designated as cash flow hedges under SFAS 133 and, accordingly, changes in the fair value of the contracts net of income tax are recorded in other comprehensive income.

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

NOTE 6 - SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands of dollars, except per share data)

                                             13 WEEKS              13 WEEKS
                                              ENDED                 ENDED
                                           NOVEMBER 3,           OCTOBER 28,
                                               2001                  2000
                                        -------------------   ------------------
   EBITDA (1)                             $     22,156          $     19,538

   Adjusted EBITDA (2)                          24,524                21,712

   Cash interest expense                         8,667                 9,290

   Adjusted net income (3)                       2,313                   256

   Adjusted Earnings per Share
     (Basic and Diluted) (4)              $      0.12           $       0.01

                                             39 WEEKS              39 WEEKS
                                              ENDED                 ENDED
                                           NOVEMBER 3,           OCTOBER 28,
                                               2001                  2000
                                        -------------------   ------------------
   EBITDA (1)                             $     73,044          $     69,789

   Adjusted EBITDA (2)                          75,412                66,241

   Cash interest expense                        26,801                28,111

   Adjusted net income (3)                       7,812                 1,975

   Adjusted Earnings per Share
     (Basic and Diluted) (4)              $      0.39           $       0.10

------------------------------
See notes below

(1) "EBITDA" is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value, LIFO provision and unusual items. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

(2) "Adjusted EBITDA" for the 13-week and 39-week periods ended November 3, 2001 is EBITDA excluding loyalty card startup costs of $2.4 million. Adjusted EBITDA for the 13-week period ended October 28, 2000 is EBITDA excluding loyalty card startup costs of $1.5 million and startup costs and losses associated with the commencement of operation of the Company's New England stores of $0.7 million. Adjusted EBITDA for the 39-week period ended October 28, 2000 is EBITDA excluding loyalty card startup costs of $1.5 million, startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.7 million and income attributable to the Company's prior agreement with another supermarket company for the lease of 10 stores in New England (the "New England Lease") of $5.7 million.

(3) "Adjusted net income" for the 13-week period ended November 3, 2001 is net loss excluding loyalty card startup costs of $1.4 million (after tax) and amortization of excess reorganization value of $27.3 million. Adjusted net income for the 39-week period ended November 3, 2001 is net loss excluding loyalty card startup costs of $1.4 million (after tax) and amortization of excess reorganization value of $82.0 million. Adjusted net income for the 13-week period ended October 28, 2000 is net loss excluding loyalty card startup costs of $0.9 million (after tax), startup costs and losses associated with the commencement of operation of the Company's New England stores of $0.4 million (after tax) and amortization of excess reorganization value of $27.3 million. Adjusted net income for the 39-week period ended October 28, 2000 is net loss excluding New England lease income of $3.4 million (after tax), loyalty card startup costs of $0.9 million (after tax), startup costs and losses associated with the commencement of operation of the Company's New England stores of $0.4 million (after tax), an unusual item (expense) of $0.7 million (after tax) and amortization of excess reorganization value of $82.0 million.

(4) "Adjusted Earnings per Share" is computed on adjusted net income based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In the calculation of Basic Adjusted Earnings per Share, 20,056,264 and 20,055,298 shares were used for the 13-week and 39-week periods ended November 3, 2001, respectively, and 20,069,867 and 20,094,592 shares were used for the 13-week and 39-week periods ended October 28, 2000. In the calculation of Diluted Adjusted Earnings per Share 20,085,075 and 20,089,451 shares were used for the 13-week and 39-week periods ended November 3, 2001, respectively, and 20,072,095 and 20,095,481 were used for the 13-week and 39-week periods ended October 28, 2000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling and investments in the Company's technology infrastructure including point-of sale systems); labor relations; labor and employee benefit costs including increases in health care and pension costs; the impact of the Company's loyalty card program on its results of operations; the impact of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on the Company's financial statements and financial results (as discussed in "Impact of New Accounting Standards" below); availability, terms and access to capital; the Company's liquidity and other financial considerations; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; and the outcome of pending or yet-to-be instituted legal proceedings.


         The following discussion utilizes the Company's Consolidated Statement of Operations for the periods noted after taking into account the reclassifications described below under "Impact of New Accounting Standards."

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("THIRD QUARTER FISCAL 2002") AND THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THIRTEEN WEEKS ("THIRD QUARTER FISCAL 2001") AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000.

         The following table sets forth Consolidated Statement of Operations components expressed as percentages of revenues for Third Quarter Fiscal 2002 and Third Quarter Fiscal 2001, and for the 39-week periods ended November 3, 2001 and October 28, 2000, respectively:

                                                     Third Quarter Ended                Thirty-nine Weeks Ended
                                                NOVEMBER 3,        October 28,       NOVEMBER 3,        October 28,
                                                   2001               2000              2001                2000
                                             ------------------ ------------------------------------  -----------------
Revenues                                          100.0%             100.0%            100.0%              100.0%

Gross profit (1)                                   27.1               26.6              27.1                26.9

Adjusted gross profit (2)                          27.1               26.7              27.1                26.7

Selling and administrative
   expenses                                        25.2               25.2              24.9                24.8

Adjusted selling and administrative
   expenses (3)                                    24.9               25.0              24.8                24.8

Amortization of excess
   reorganization value                             4.6                4.7               4.6                 4.7

Unusual item                                                                                                 0.1

Operating loss                                     (2.7)              (3.3)             (2.4)               (2.6)

Adjusted operating income (4)                       2.2                1.8               2.4                 1.9

Interest expense                                    1.5                1.6               1.5                 1.6

Net loss                                           (4.4)              (4.8)             (4.2)               (4.5)

Adjusted net income (5)                             0.4                0.0               0.4                 0.1

---------------------------------
See notes below

(1)      Revenues less cost of sales.

(2) "Adjusted gross profit" for Third Quarter Fiscal 2002 and the 39-week period ended November 3, 2001 is gross profit excluding loyalty card startup costs of $0.4 million. Adjusted gross profit for Third Quarter Fiscal 2001 is gross profit excluding loyalty card startup costs of $0.4 million and startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.3 million. Adjusted gross profit for the 39-week period ended October 28, 2000 is gross profit excluding income associated with the Company's prior lease of 10 stores in New England to another supermarket chain which expired in August 2000 (the "New England Lease") of $5.7 million, loyalty card startup costs of $0.4 million and startup costs and operating losses associated with the commencement of the Company's New England stores of $0.3 million.

(3) "Adjusted selling and administrative expenses" for Third Quarter Fiscal 2002 and the 39-week period ended November 3, 2001 is selling and administrative expenses excluding loyalty card startup costs of $2.0 million. Adjusted selling and administrative expenses for Third Quarter Fiscal 2001 and the 39-week period ended October 28, 2000, is selling and administrative expenses excluding loyalty card startup costs of $1.1 million, startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.4 million.

(4) "Adjusted operating income" for Third Quarter Fiscal 2002 is operating loss excluding loyalty card startup costs of $2.4 million and amortization of excess reorganization value of $27.3 million. Adjusted operating income for the 39-week period ended November 3, 2001 is operating loss excluding loyalty card startup costs of $2.4 million and amortization of excess reorganization value of $82.0 million. Adjusted operating income for Third Quarter Fiscal 2001 is operating loss excluding loyalty card startup costs of $1.5 million, startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.7 million and amortization of excess reorganization value of $27.3 million. Adjusted operating income for the 39-week period ended October 28, 2000 is operating loss excluding income associated with the New England Lease of $5.7 million, and loyalty card startup costs of $1.5 million, startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.7 million, an unusual item (expense) of $1.3 million and amortization of excess reorganization value of $82.0 million.

(5) "Adjusted net income" for Third Quarter Fiscal 2002 is net loss excluding loyalty card startup costs of $1.4 million (after tax) and amortization of excess reorganization value of $27.3 million. Adjusted net income for the 39-week period ended November 3, 2001 is net loss excluding loyalty card startup costs of $1.4 million (after tax) and amortization of excess reorganization value of $82.0 million. Adjusted net income for the Third Quarter Fiscal 2001 is net loss excluding loyalty card startup costs of $0.9 million (after tax), startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.4 million (after tax) and amortization of excess reorganization value of $27.3 million. Adjusted net income for the 39-week period ended October 28, 2000 is net loss excluding New England lease income of $3.4 million (after tax), loyalty card startup costs of $0.9 million (after tax), startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.4 million (after tax), an unusual item (expense) of $0.7 million (after tax) and amortization of excess reorganization value of $82.0 million.

REVENUES

         Total revenues for Third Quarter Fiscal 2002 increased 2.3% to $598.8 million from $585.4 million in Third Quarter Fiscal 2001. Total revenues for the 39-week period ended November 3, 2001 increased 2.0% to $1.79 billion from $1.75 billion for the 39-week period ended October 28, 2000. The increase in revenues in Third Quarter Fiscal 2002 is primarily attributable to an increase in same store sales. The increase in revenues in the 39-week period ended November 3, 2001 is primarily attributable to an increase in same store sales and the commencement of the Company's operation of 10 New England stores (see "Liquidity and Capital Resources" below).

         Same store sales for Third Quarter Fiscal 2002 increased 2.3% from the comparable prior year period. Same store sales for the 39-week period ended November 3, 2001 increased 0.6% from the comparable prior year period.

         Wholesale supermarket revenues were $70.2 million in Third Quarter Fiscal 2002 compared to $68.6 million in Third Quarter Fiscal 2001. Wholesale supermarket revenues were $205.9 million for the 39-week period ended November 3, 2001 compared to $202.6 million for the 39-week period ended October 28, 2000.

GROSS PROFIT; ADJUSTED GROSS PROFIT

         Gross profit for Third Quarter Fiscal 2002 was 27.1% of revenues compared to 26.6% of revenues in Third Quarter Fiscal 2001. Adjusted gross profit for Third Quarter Fiscal 2002 was 27.1% of revenues compared to 26.7% of revenues in Third Quarter Fiscal 2001. The increase in adjusted gross profit as a percentage of revenues in Third Quarter Fiscal 2002 is primarily due to the benefits of the Company's marketing and merchandising programs and a reduction in inventory shrink expense. These enhancements to the Company's adjusted gross profit were partially offset by increases in promotional spending to drive sales.

         Gross profit for the 39-week period ended November 3, 2001 was 27.1% of revenues compared to 26.9% of revenues for the 39-week period ended October 28, 2000. Adjusted gross profit for the 39-week period ended November 3, 2001 was 27.1% of revenues compared to 26.7% of revenues for the 39-week period ended October 28, 2000. The increase in adjusted gross profit as a percentage of revenues in the 39-week period ended November 3, 2001 is primarily due to the benefits of the Company's marketing and merchandising programs, and reductions in inventory shrink expense and distribution costs. These enhancements to the Company's adjusted gross profit were partially offset by increases in promotional spending to drive sales.

SELLING AND ADMINISTRATIVE EXPENSES; ADJUSTED SELLING AND ADMINISTRATIVE
EXPENSES

         Selling and administrative expenses for Third Quarter Fiscal 2002 and Third Quarter Fiscal 2001 were 25.2% of revenues. Adjusted selling and administrative expenses for Third Quarter Fiscal 2002 were 24.9% of revenues compared to 25.0% of revenues in Third Quarter Fiscal 2001. The decrease in adjusted selling and administrative expenses as a percentage of revenues for Third Quarter Fiscal 2002 is primarily due to the benefits of the Company's cost reduction programs partially offset by cost increases in labor and utilities.

         Selling and administrative expenses for the 39-week period ended November 3, 2001 were 24.9% of revenues compared to 24.8% of revenues for the 39-week period ended October 28, 2000. Adjusted selling and administrative expenses for the 39-week period ended November 3, 2001 and the 39-week period ended October 28, 2000 were 24.8% of revenues. The comparison of adjusted selling and administrative expenses as a percentage of revenues for the 39-week period ended November 3, 2001 to the prior year reflects the benefits of the Company's cost reduction programs offset by cost increases in labor and utilities.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense was $10.4 million in Third Quarter Fiscal 2002 and $10.9 million in Third Quarter Fiscal 2001, representing 1.7% of revenues and 1.9% of revenues, respectively. Depreciation and amortization expense was $31.4 million for the 39-week periods ended November 3, 2001 and October 28, 2000 representing 1.8% of revenues.

         Amortization of excess reorganization value for Third Quarter Fiscal 2002 and Third Quarter Fiscal 2001 was $27.3 million. Amortization of excess reorganization value for the 39-week periods ended November 3, 2001 and October 28, 2000 was $82.0 million. The excess reorganization value asset of $327.8 million, which was established in June 1999 in connection with the implementation of fresh-start reporting, is being amortized on a straight-line basis over a three-year period. The Company will cease amortizing the excess reorganization value asset in the first quarter of Fiscal 2003 (see "Impact of New Accounting Standards" below).

UNUSUAL ITEM

         During the 39-week period ended October 28, 2000, the Company recorded an unusual item of $1.3 million, related to the implementation of a warehouse consolidation project (see Note 2 to the Interim Consolidated Financial Statements).

OPERATING LOSS; ADJUSTED OPERATING INCOME

         Operating loss for Third Quarter Fiscal 2002 was $16.2 million or 2.7% of revenues compared to an operating loss of $19.2 million or 3.3% of revenues in Third Quarter Fiscal 2001. Adjusted operating income for Third Quarter Fiscal 2002 was $13.5 million or 2.2% of revenues compared to $10.3 million or 1.8% of revenues in Third Quarter Fiscal 2001. The increase in adjusted operating income as a percentage of revenues in Third Quarter Fiscal 2002 is due to an increase in adjusted gross profit as a percentage of revenues and a decrease in adjusted selling and administrative expense as a percentage of revenues.

         Operating loss for the 39-week period ended November 3, 2001 was $42.2 million or 2.4% of revenues compared to an operating loss of $46.4 million or 2.6% of revenues for the 39-week period ended October 28, 2000. Adjusted operating income for the 39-week period ended November 3, 2001 was $42.1 million or 2.4% of revenues compared to $33.3 million or 1.9% of revenues for the 39-week period ended October 28, 2000. The increase in adjusted operating income as a percentage of revenues in the 39-week period ended November 3, 2001 is due to an increase in adjusted gross profit as a percentage of revenues.

INTEREST EXPENSE

         Interest expense for Third Quarter Fiscal 2002 was $8.9 million compared to $9.5 million in Third Quarter Fiscal 2001. Interest expense for the 39-week period ended November 3, 2001 was $27.5 million compared to $28.8 million for the 39-week period ended October 28, 2000. The decreases in interest expense in Third Quarter Fiscal 2002 and the 39-week period ended November 3, 2001 are due to a decrease in the interest rate on the Company's variable rates debt from the prior year.

INCOME TAXES; ADJUSTED INCOME TAXES

         Income tax provision was $1.3 million for Third Quarter Fiscal 2002 compared to a benefit of $0.3 million in Third Quarter Fiscal 2001. Adjusted income tax provision was $2.3 million for Third Quarter Fiscal 2002 compared to $0.6 million in Third Quarter Fiscal 2001. Income tax provision for the 39-week period ended November 3, 2001 was $5.9 million compared to $3.5 million for the 39-week period ended October 28, 2000. Adjusted income tax provision for the 39-week period ended November 3, 2001 was $6.8 million compared to $2.6 million for the 39-week period ended October 28, 2000.

         The effective tax rates for Third Quarter Fiscal 2002, Third Quarter Fiscal 2001 and the 39-week periods ended November 3, 2001 and October 28, 2000 vary from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

NET LOSS; ADJUSTED NET INCOME

         Net loss for Third Quarter Fiscal 2002 was $26.4 million compared to a net loss of $28.3 million for Third Quarter Fiscal 2001. Adjusted net income was $2.3 million for Third Quarter Fiscal 2002 compared to $0.3 million for Third Quarter Fiscal 2001.

         Net loss for the 39-week period ended November 3, 2001 was $75.5 million compared to a net loss of $78.6 million for the 39-week period ended October 28, 2000. Adjusted net income for the 39-week period ended November 3, 2001 was $7.8 million compared to $2.0 million for the 39-week period ended October 28, 2000.

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

         The Credit Facility includes (1) a $205 million revolving credit facility (the "Revolving Credit Facility") and (2) a $115 million term loan (the "Term Loan"). The lenders under the Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. The Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations. These include, among other things, restrictions on the Company's ability to incur debt, make capital expenditures and restricted payments, as well as, requirements that the Company achieve required levels for Consolidated EBITDA, interest coverage, fixed charge coverage and funded debt ratio (all as defined in the Credit Facility).

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
                                                  =============

         Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility will mature on June 30, 2005. Availability under the Revolving Credit Facility was approximately $141 million as of November 3, 2001.

         During Third Quarter Fiscal 2002, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs. For the next year, the Company expects to utilize internally generated funds from operations, amounts available under the Revolving Credit Facility and new capital leases to satisfy its operating, capital expenditure and debt service needs and to fund any repurchase of shares of its common stock under its stock repurchase program.

         Cash flows used to meet the Company's operating requirements during the 39-week period ended November 3, 2001 are reported in the Consolidated Statement of Cash Flows. During the 39-week period ended November 3, 2001, the Company's net cash used in investing activities was $30.4 million. This amount was financed by net cash provided by operating activities of $17.3 million, net cash provided by financing activities of $9.6 million and a decrease in cash and cash equivalents of $3.5 million.

         In July 1990, the Company entered into an agreement with another supermarket company pursuant to which such company acquired the right to operate 13 stores in Vermont and New Hampshire under its trade name until July 31, 2000 (the "New England Operating Agreement"). Prior to July 1990, these stores had been operated by Penn Traffic under the Company's "P&C" trade name. By August 1, 2000, the Company had regained operating control of the remaining 10 stores that had been subject to the New England Operating Agreement. Nine of these stores were opened for business in August 2000.

         The Revenues account of the Company's Consolidated Statement of Operations includes income of approximately $2.9 million and $2.8 million from the New England Operating Agreement in the 13-week periods ended April 29, 2000 and July 29, 2000, respectively. In contrast, during the second half of the 53-week period ended February 3, 2001 ("Fiscal 2001"), the Company incurred approximately $1 million of operating losses in connection with the commencement of operation of these 10 stores. While these stores contributed to the Company's operating income in Third Quarter Fiscal 2002 and the 39-week period ended November 3, 2001, Penn Traffic believes that the operating income allocable to such stores in future periods will be significantly less than the income received pursuant to the New England Operating Agreement.

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

         During Fiscal 2001, the Company commenced implementation of a loyalty card program in its 69 Big Bear stores in Ohio and West Virginia. Third Quarter Fiscal 2001 operating income was reduced by an estimated $1.5 million in connection with the launch of this loyalty card program. Penn Traffic completed the chain-wide implementation of this program by introducing the loyalty card in the Company's remaining 150 stores in New York, Pennsylvania and New England in September 2001. The Company incurred approximately $2.4 million of startup costs in Third Quarter Fiscal 2002 to complete the rollout of the loyalty card program.

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

IMPACT OF NEW ACCOUNTING STANDARDS

         The Company's Consolidated Statement of Operations and same store sales results for Third Quarter Fiscal 2002 and the 39-week period ended November 3, 2001 reflects the Company's implementation of EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") in Third Quarter Fiscal 2002. EITF 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives offered by companies in the form of discounts, coupons or rebates. In connection with the implementation of this new accounting pronouncement, Penn Traffic has made certain reclassifications between Revenues and Costs and Operating Expenses in the Company's Consolidated Statement of Operations for Third Quarter Fiscal 2002 and the 39-week period ended November 3, 2001. These reclassifications result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses. Penn Traffic has also reclassified the Company's prior year financial statements for comparability purposes.

         In addition, in Third Quarter Fiscal 2002, the Company made certain other reclassifications of expenses in the Consolidated Statement of Operations between "Cost of sales" and "Selling and administrative expenses" for all of the quarterly and year-to-date periods in the current year and the prior year. After such reclassifications, the "Cost of sales" caption includes cost of goods sold including the cost of distributing such products to the Company's retail stores and wholesale/franchise accounts. In contrast, in the Company's historic income statement classifications, the Cost of sales caption also included buying and occupancy costs. These costs are now included under the caption, "Selling and administrative expenses." The Company believes that after these reclassifications, Penn Traffic's income statement presentation is more consistent with the majority of public companies in the supermarket industry than its historic presentation. The implementation of EITF 00-14 and these other reclassifications do not have any effect on Penn Traffic's reported Operating Loss, EBITDA or Net Loss.

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

         Penn Traffic expects to adopt SFAS 142 in the first quarter of Fiscal 2003 (the 52-week period ending February 1, 2003). The Company does not expect to record any amortization of excess reorganization value or goodwill in its Consolidated Statement of Operations for periods after Fiscal 2002. In conjunction with the adoption of SFAS 142 Penn Traffic will test the carrying value of the excess reorganization value and goodwill assets for impairment. Excess reorganization value and goodwill are currently being amortized at a rate of approximately $110 million annually and will have a carrying value of approximately $51 million at the date of adoption of this standard.

PART II. OTHER INFORMATION

         All items which are not applicable or to which the answer is negative have been omitted from this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                Exhibit Number      Description
                --------------      -----------

                    10.10B Amendment No. 2 to the Revolving Credit and Term Loan Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the lenders party thereto.

(b) No reports on Form 8-K were filed during the fiscal quarter ended November 3, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE PENN TRAFFIC COMPANY


                    December 18, 2001      /s/     Joseph V. Fisher
                                           -------------------------------------
                                           By:     Joseph V. Fisher
                                                   President, Chief Executive
                                                   Officer and Director


                    December 18, 2001      /s/     Martin A. Fox
                                           -------------------------------------
                                           By:     Martin A. Fox
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Director