Form 10-K
period 2002-02-02
PENN TRAFFIC CO
filed 2002-05-03
CIK 77155

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 2, 2002
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to
  Section 12(g) of the Act        :   Common Stock, $.01 par value
                                      Warrants to purchase Common Stock

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

                                 YES  X  NO
                                    ----    ----

     The aggregate market value of voting stock held by non-affiliates of the registrant was $112,353,908 as of April 26, 2002.

  COMMON STOCK, PAR VALUE $.01 PER SHARE: 20,058,264 SHARES OUTSTANDING AS OF APRIL 26, 2002

                                 FORM 10-K INDEX

                                                                                     PAGE
--------------------------------------------------------------------------------------------
PART I.
--------------------------------------------------------------------------------------------
Item   1.    Business                                                                   4

Item   2.    Properties                                                                17

Item   3.    Legal Proceedings                                                         17

Item   4.    Submission of Matters to a Vote of Security Holders                       17

--------------------------------------------------------------------------------------------
PART II.
--------------------------------------------------------------------------------------------

Item   5.    Market for Registrant's Common Equity and Related Stockholder Matters     18

Item   6.    Selected Financial Data                                                   18

Item   7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                 25

Item   7A.   Quantitative and Qualitative Disclosures About Market Risk                44

Item   8.    Financial Statements and Supplementary Data                               45

Item   9.    Changes in and Disagreements with Accountants on Accounting               82
             and Financial Disclosure

--------------------------------------------------------------------------------------------
PART III.
--------------------------------------------------------------------------------------------

Item   10.   Directors and Executive Officers of Registrant                            83

Item   11.   Executive Compensation                                                    83

Item   12.   Security Ownership of Certain Beneficial Owners and Management            83

Item   13.   Certain Relationships and Related Transactions                            83

--------------------------------------------------------------------------------------------
PART IV.
--------------------------------------------------------------------------------------------

Item   14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K           84

CAUTION CONCERNING FORWARD LOOKING STATEMENTS

     Certain statements included in this Form 10-K, including without limitation, statements included in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not statements of historical fact, are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. Penn Traffic (the "Company") cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling and investments in the Company's technology infrastructure including point-of-sale systems); labor relations; labor and employee benefit costs including increases in health care and pension costs; the impact of the Company's loyalty card program on its results of operations; the impact of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on the Company's financial statements and financial results (as discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of New Accounting Standards"); availability and terms of and access to capital; the Company's liquidity and other financial considerations; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; and the outcome of pending or yet-to-be instituted legal proceedings. Penn Traffic cautions that the foregoing list of important factors is not exhaustive.

PART I

ITEM 1.   BUSINESS

GENERAL

     Penn Traffic is one of the leading food retailers in the eastern United States. The Company operates 216 supermarkets in Ohio, West Virginia, Pennsylvania, upstate New York, Vermont and New Hampshire under the "Big Bear" and "Big Bear Plus" (68 stores), "Bi-Lo" (42 stores), "P&C" (72 stores) and "Quality" (34 stores) trade names. Penn Traffic also operates a wholesale food distribution business serving 85 licensed franchises and 67 independent operators. Revenues for the 52-week period ended February 2, 2002 were approximately $2.4 billion.

     The Company operates supermarkets in larger metropolitan areas such as Columbus, Ohio, and Syracuse and Buffalo, New York as well as a number of smaller communities throughout the Company's six-state trade area. Penn Traffic's stores are clustered geographically within these markets providing economies of scale in advertising, distribution and operations management.

     Penn Traffic's stores generally have long-standing brand equity and leading market positions. More than 75% of Penn Traffic's retail revenues are derived in markets where the Company believes that it has the number one or two market position.

     The Company's supermarkets, which average approximately 41,000 square feet, are conveniently located and generally modern. Penn Traffic tailors the size and product assortment of each store to local demographics.

     Since the completion of the Company's financial restructuring in June 1999, the Company has made significant investments in its store base and infrastructure. In the 2 1/2 year period between August 1999 and February 2002 the Company invested approximately $135 million in its store base and infrastructure. This program has resulted in the upgrading or replacement of 80 stores representing approximately 43% of the Company's total retail square footage.

     On March 1, 1999 (the "Petition Date"), Penn Traffic and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Cases were commenced to implement a prenegotiated financial restructuring of the Company. On May 27, 1999, the Bankruptcy Court confirmed the Company's Chapter 11 plan of reorganization (the "Plan") and on June 29, 1999 (the "Effective Date"), the Plan became effective in accordance with its terms. See "Reorganization" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS STRATEGY

     Since the second half of 1998, Penn Traffic has been implementing a business strategy designed to generate sales and operating income growth in an evolving competitive environment. This strategy builds on the Company's objective of operating conveniently located modern supermarkets with a strong emphasis on quality perishables and customer service. The major components of the Company's strategy are to:

     -    Pursue a strong capital investment program

     -    Enhance the Company's merchandising

     -    Improve store operations

     -    Reduce and contain costs.

     The following is a description of each major component of the Company's business strategy:

     1.   PURSUE A STRONG CAPITAL INVESTMENT PROGRAM

     The Company believes that its stores are conveniently located and generally modern. Nevertheless, management believes that Penn Traffic has a significant number of opportunities to invest in the Company's core markets where it already has strong market positions, and thereby increase sales and operating income or, in some circumstances, mitigate the potential adverse effect of new competition. Additionally, the Company believes that it has opportunities to build new stores in communities contiguous to existing markets.

     As noted above, over the 2 1/2-year period since the completion of Penn Traffic's financial restructuring, the Company has invested approximately $135 million to upgrade its store base and make improvements to its distribution, manufacturing and technology infrastructure. This program has resulted in the upgrading or replacement of 80 of its 218 stores, representing approximately 43% of the Company's total retail square footage.

     Now that these significant enhancements have been made to the Company's store base, the Company's emphasis will shift toward growing its business through the construction of new or replacement stores. During the fiscal year ending February 1, 2003, Penn Traffic expects to invest approximately $65 million in its store base, distribution system, bakery and technology infrastructure. As part of this program, the Company plans to open two new stores in "fill-in" locations within its core markets, replace four stores, expand one store and complete approximately 13 store remodels.

     In addition to these investments in Penn Traffic's store base, the Company is investing in technology to run its business more efficiently and effectively. During the next two to three years, Penn Traffic expects to invest $25-30 million to replace the vast majority of its point-of-sale (POS) systems with a new system. The Company expects the new POS system will enhance customer service, increase labor productivity, improve shrink control, generate important data on consumer behavior and enable Penn Traffic to implement a greater variety of merchandising programs.

     2.   ENHANCE THE COMPANY'S MERCHANDISING

     Penn Traffic has implemented or plans to implement programs designed to (1) refine the assortment and enhance the quality and presentation of products offered in each of its stores, (2) improve the return from promotional expenditures and (3) introduce products and services to address the evolving lifestyles of the Company's customers. Key components of these programs include:

             a.   Loyalty card marketing

     In September 2000, Penn Traffic launched the "Wild Card" loyalty card program in its Big Bear stores. During September 2001, the Company introduced the loyalty card program in its other markets. The Company has issued more than two million Wild Cards to its customers.

     The Company believes that the Wild Card increases customer loyalty and sales. In addition, by targeting more of the Company's promotions on its best customers, Penn Traffic believes that the loyalty card program enables the Company to more efficiently promote its offerings, thereby improving its gross profit.

             b.   Enhanced perishable departments

     Between 1999 and 2001, Penn Traffic introduced enhanced perishable departments under the following names: "Gold Label" meat, "Garden Fresh" produce, "Bakery Fresh" bakery and "Fresh N' Ready" deli. The Company plans to continue to enhance presentation, quality and variety in its perishable departments.

             c.   Category management

     During 2001, Penn Traffic continued the rollout of a category management program designed to establish more efficient product assortment, analyze individual product movement and evaluate the impact of promotional decisions. With this process, category managers develop category business plans that improve assortment and pricing decisions. By the end of 2001, Penn Traffic had developed category plans for products constituting the majority of the Company's total retail sales of grocery, dairy and frozen food products.

             d.   Private label offerings

     Since 1999, Penn Traffic has been implementing a comprehensive marketing plan to increase sales of the Company's private label products. These products offer consumers a level of quality generally comparable to the national brand at a lower price to consumers and higher gross margins for the Company. As a result of this marketing program, the Company has achieved a significant increase in the percentage of the Company's sales from private label products over each of the last two years. The Company believes that there is an opportunity to further increase sales of private label products.

             e.   New products and services

     Penn Traffic will continue to introduce new merchandising concepts into its stores to respond to evolving customer lifestyles. For example, to provide more of a one-stop shopping experience for today's busy customers, Penn Traffic has been adding more in-store pharmacies and health and wellness departments to its stores. The pharmacy and health and beauty care business is an important and growing part of the Company's business. Penn Traffic currently operates 88 in-store pharmacies and plans to open seven additional pharmacies in its supermarkets during 2002.

     3.   IMPROVE STORE OPERATIONS

     Management believes that efficient store level execution of the Company's operating standards and merchandising programs is a critical factor in achieving future sales and profit improvements. The Company is continuing to focus on the consistent delivery of high quality products and excellent customer service to the consumer in a pleasant shopping environment.

     4.   REDUCE AND CONTAIN COSTS

     Penn Traffic has been working to reduce costs throughout the Company's operations, while maintaining the Company's quality and service goals. For example, over the past three years, the Company has made significant progress in reducing nonperishable shrink expense. One of the Company's major initiatives for 2002 is the reduction of inventory shrink in its perishable departments. In addition, the Company has been implementing a number of initiatives to reduce distribution costs, including the completion of a warehouse consolidation project in 2000 and the recent implementation of a new logistics system to improve truck routing and trailer capacity utilization.

     The Company has begun to develop plans for a number of other cost reduction and cost containment programs. These include work simplification initiatives, the rollout of a labor scheduling system in all of the Company's stores and the use of electronic commerce to reduce the cost of certain products.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company's businesses are classified by management into two primary industry segments: Retail Food Business and Wholesale Food Distribution Business (both described below). Financial information about the Company's industry segments for the three years ended February 2, 2002 is found in Note 17 to the Consolidated Financial Statements.

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

     Penn Traffic's 13 Big Bear Plus stores range in size from 70,000 to 140,000 square feet. These full-service supermarkets carry an expanded variety of nonfood merchandise. During 1999, Penn Traffic developed a new format for these stores to refine the scope of this nonfood merchandise to a smaller number of key growth categories with a greater depth of variety in each category. This process was completed in 2001.

     Between the middle of 1998 and May 1999, Penn Traffic implemented a store rationalization program (the "Store Rationalization Program") to divest itself of certain marketing areas, principally in northeastern Pennsylvania, where performance and market position were the weakest relative to Penn Traffic's other retail stores, and to close other underperforming stores. In total, Penn Traffic sold 21 stores and closed 29 stores. The sale of the 21 stores generated net cash proceeds of approximately $40 million.

     Penn Traffic owns and operates Penny Curtiss, a bakery processing plant in Syracuse, New York. Penny Curtiss manufactures and distributes fresh and frozen bakery products to Penn Traffic's stores and third parties, including customers of Penn Traffic's wholesale food distribution business.

Selected statistics on Penn Traffic's retail food stores are presented below (1):

                                                                  Fiscal Year Ended
--------------------------------------------------------------------------------------------------------------------
                                     February 2,    February 3,       January 29,      January 30,       January 31,
                                        2002           2001              2000             1999              1998
                                                   (53 weeks)(2)          (3)              (3)               (3)
--------------------------------------------------------------------------------------------------------------------
Average annual
   revenues per store              $  9,554,000    $   9,563,000     $   9,574,000    $   9,138,000     $  9,340,000

Total store area
   in square feet                     9,020,822        9,134,778         8,910,898        9,796,604       10,787,686

Total store
   selling area in
   square feet                        6,538,587        6,621,450         6,455,352        7,086,099        7,812,114

Average total
   square feet per
   store                                 41,380           41,522            42,433           42,046           40,862

Average square
   feet of selling
   area per store                        29,994           30,097            30,740           30,412           29,591

Annual revenues per
   square foot of
   selling area                    $        318    $         315     $         315    $         306     $        317

Number of stores:

   Remodels/expansions
     (over $100,000)                         29               39                16                5                4
   New stores opened                          0                0                 1                1                1
   Stores acquired                            1               11                 2                0                1
   Stores closed/sold                         3                1                26               32                3

Size of stores (total store area):
   Up to 19,999
     square feet                             33               34                28               29               36
   20,000 - 29,999
     square feet                             36               36                36               42               50
   30,000 - 44,999
     square feet                             75               75                72               81               92
   45,000 - 60,000
     square feet                             46               46                45               50               55
   Greater than
     60,000 square
     feet                                    28               29                29               31               31

Total stores open
   at fiscal year-end                       218              220               210              233              264

   (1) Statistics for all years reflect the Company's implementation of EITF Issue Number 00-14 "Accounting for Certain Sales Incentives," as codified by EITF Issue Number 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 00-14").

   (2) Average annual revenues per store and annual revenues per square foot of selling area are calculated on a 52-week basis. Data for stores acquired during the fiscal year ended February 3, 2001, includes 10 stores in Vermont and New Hampshire formerly leased to another supermarket company which the Company commenced operating in August 2000 (see "New England Stores").

   (3) Includes revenues and square footage amounts from stores disposed of as part of the Store Rationalization Program.

WHOLESALE FOOD DISTRIBUTION BUSINESS

     Penn Traffic supplies 152 independently operated supermarkets with a wide variety of food and non-food products from its distribution centers in New York and Pennsylvania. These customers of the Company's wholesale food distribution business are primarily located in upstate New York and western Pennsylvania.

     As part of Penn Traffic's wholesale food distribution business, the Company licenses, royalty-free, the use of its "Riverside," "Bi-Lo" and "Big M" names to 85 of these independently owned supermarkets that are required to maintain certain quality and other standards. The majority of these independent stores use Penn Traffic as their primary wholesaler and also receive advertising, accounting, merchandising and retail counseling services from Penn Traffic. In addition, Penn Traffic receives rent from 44 of the licensed independent operators which lease or sublease their supermarkets from Penn Traffic. The Company also acts as a food distributor to 67 other independent supermarkets. In addition to contributing to the Company's operating income, the Company's wholesale food distribution business enables the Company to spread fixed and semi-fixed procurement and distribution costs over additional revenues.

PURCHASING AND DISTRIBUTION

     Penn Traffic is a large-volume purchaser of products. Penn Traffic's purchases are generally of sufficient volume to qualify for minimum price brackets for most items. Penn Traffic purchases brand name grocery merchandise directly from national manufacturers. The Company also purchases private label products and certain other food products from TOPCO Associates, Inc., a national products purchasing cooperative comprising 54 regional supermarket chains and other food distributors. For the fiscal year ended February 2, 2002, purchases from TOPCO Associates accounted for approximately 21% of Penn Traffic product purchases.

     Penn Traffic's primary New York distribution facility is a company-owned 514,000 square foot dry grocery facility in Syracuse, New York. The Company also owns a 241,000 square foot distribution center for perishable products in Syracuse and a 274,000 square foot distribution center for general merchandise and health and beauty care items in Jamestown, New York.

     The Company's primary Ohio distribution center is a leased 492,000 square foot dry grocery facility in Columbus, Ohio. Penn Traffic also owns a 208,000 square foot distribution facility for perishable products in Columbus and leases a 233,000 square foot warehouse in Columbus for distribution of certain general merchandise.

     Penn Traffic's primary Pennsylvania distribution facility is a company-owned 390,000 square foot dry grocery facility in DuBois, Pennsylvania. Penn Traffic also owns a 195,000 square foot distribution center for perishable products in DuBois.

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

EMPLOYEES

     Labor costs and their impact on product prices are important competitive factors in the supermarket industry. As of February 2, 2002, Penn Traffic had approximately 15,900 hourly employees and 1,400 salaried employees.

     Approximately 53% of Penn Traffic's hourly employees belong to the United Food and Commercial Workers Union. An additional 6% of Penn Traffic's hourly employees (principally employed in the distribution function and in the Company's bakery plant) belong to a total of four other unions.

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

SEASONALITY, CUSTOMERS AND SUPPLIERS

     The supermarket business of Penn Traffic is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of Penn Traffic's consolidated revenues. Groceries, general merchandise and raw materials are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of Penn Traffic's cost of sales except TOPCO Associates, Inc., which accounted for approximately 21%, 19% and 21% of product purchases in the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

HISTORY

     Penn Traffic is the successor to a retail business which dates back to 1854. In August 1988, Penn Traffic acquired P&C Food Markets, Inc. ("P&C"), which operated a retail and wholesale food distribution business in a contiguous market to the east of Penn Traffic's historical marketplace. In April 1993, P&C was merged into the Company.

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

     Grand Union had the right to extend the term of the New England Operating Agreement for an additional five years after the 10-year term, at set operating fees. Penn Traffic had also granted Grand Union the option to purchase such stores based on a formula set forth in the New England Operating Agreement. As Grand Union did not exercise either of these options, by August 1, 2000, the Company regained operating control of the 10 stores that had been subject to the New England Operating Agreement that were still operating. Nine of these stores were opened for business on various dates during August 2000.

     The Revenues account of the Company's Consolidated Statement of Operations for the 53-week period ended February 3, 2001 and the 52-week period ended January 29, 2000 includes income from the New England Operating Agreement of approximately $5.7 million and $12.5 million, respectively. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

REORGANIZATION

     As described above, on the Petition Date, Penn Traffic and certain of its subsidiaries commenced the Bankruptcy Cases in the Bankruptcy Court to implement a prenegotiated financial restructuring of the Company. On June 29, 1999 the Plan became effective in accordance with its terms.

     Consummation of the Plan has resulted in (1) the former $732.2 million principal amount of the Company's senior notes being exchanged for $100 million of senior notes and 19,000,000 shares of newly issued common stock (the "Common Stock"), (2) the former $400 million principal amount of senior subordinated notes being exchanged for 1,000,000 shares of Common Stock and six-year warrants to purchase 1,000,000 shares of Common Stock having an exercise price of $18.30 per share, (3) holders of Penn Traffic's formerly issued common stock receiving one share of Common Stock for each 100 shares of common stock held immediately prior to the Petition Date, for a total of 106,955 new shares and (4) the cancellation of all outstanding options and warrants to purchase shares of the Company's former common stock. The Plan also provides for the issuance to officers and key employees of options to purchase up to 2,297,000 shares of Common Stock. The Company's Common Stock and warrants to purchase common stock are currently trading on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively.

     The Plan also provided for payment in full of all of the Company's obligations to its other creditors.

     On the Effective Date, in connection with the consummation of the Plan, the Company entered into a new $320 million secured credit facility (the "Credit Facility"). The Credit Facility includes (1) a $205 million revolving credit facility and (2) a $115 million term loan. The lenders under the Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. Proceeds from the Credit Facility were used to satisfy the Company's obligations under its debtor-in-possession financing and pay certain costs of the reorganization process and are available to satisfy the Company's ongoing working capital and capital expenditure requirements. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 2.   PROPERTIES

     Penn Traffic follows the general industry practice of leasing the majority of its retail supermarket locations. Penn Traffic presently owns 25 and leases 191 of the supermarkets that it operates. The leased supermarkets are held under leases expiring from 2002 to 2024, excluding option periods. Penn Traffic owns or leases 44 supermarkets which are leased or subleased to independent operators.

     Penn Traffic owns five shopping centers that contain company-owned or licensed supermarkets. Penn Traffic also owns distribution centers in Syracuse and Jamestown, New York; Columbus, Ohio; and DuBois, Pennsylvania; and a bakery plant in Syracuse, New York. Penn Traffic owns a fleet of trucks and trailers, fixtures and equipment utilized in its business and certain miscellaneous real estate.

     Also see Item 1 - "Business - Retail Food Business" and "Business - Purchasing and Distribution" for additional information concerning the Company's properties.

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

     Also see Item 1 - "Business - Reorganization" for a description of the consummation of the Plan.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 2, 2002.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since September 15, 1999, Penn Traffic's Common Stock and warrants have been listed on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively. Shares of Common Stock were held by approximately 2,196 stockholders and 98 warrant holders, respectively, of record on February 2, 2002.

     Common stock information is provided on Pages 89 and 90 of this Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY

     Set forth below is selected historical consolidated financial data of Penn Traffic for the five fiscal years ended February 2, 2002. As a result of the consummation of the Plan, Penn Traffic adopted "fresh-start reporting" as of June 26, 1999. The accounting periods ended on or prior to June 26, 1999, have been designated "Predecessor Company" and the periods subsequent to June 26, 1999, have been designated "Successor Company."

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

     The selected historical consolidated financial data for the 52-week period ended February 2, 2002, the 53-week period ended February 3, 2001, the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, and the 52-week periods ended January 30, 1999 and January 31, 1998 are derived from the consolidated financial statements of Penn Traffic which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated financial statements of Penn Traffic have been reclassified to reflect the implementation of EITF Issue Number 00-14 "Accounting for Certain Sales Incentives," as codified by EITF Issue Number 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 00-14") and certain other income statement reclassifications the Company made during the third quarter of the fiscal year ended February 2, 2002 (see footnote 1 on page 20). The selected historical consolidated financial data should be read in conjunction with the Penn Traffic consolidated financial statements and related notes included elsewhere herein.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          SUCCESSOR COMPANY
                                                  ----------------------------------
                                                     52 WEEKS            53 WEEKS
                                                       ENDED               ENDED
(IN THOUSANDS OF DOLLARS,                           FEBRUARY 2,         FEBRUARY 3,
   EXCEPT PER SHARE DATA)                              2002                2001
                                                  --------------      --------------
REVENUES(1)                                       $    2,404,302      $    2,413,295

COSTS AND OPERATING EXPENSES:
   Cost of sales(1)                                    1,748,710           1,761,043
   Selling and administrative expenses(1)                594,517             593,757
   Amortization of excess reorganization value           109,273             111,381
   Unusual items(2)                                                           (1,741)
                                                  --------------      --------------

OPERATING LOSS                                           (48,198)            (51,145)
   Interest expense                                       36,100              39,164
                                                  --------------      --------------

LOSS BEFORE INCOME TAXES                                 (84,298)            (90,309)
   Provision for income taxes(3)                          11,418               9,593
                                                  --------------      --------------

NET LOSS                                          $      (95,716)     $      (99,902)
                                                  ==============      ==============

NET LOSS PER SHARE (BASIC AND DILUTED)            $        (4.77)     $        (4.97)
                                                  ==============      ==============

No dividends on common stock have been paid during the past five fiscal years.

BALANCE SHEET DATA:

Total assets                                      $      815,729      $      909,570
Total debt (including capital leases)                    328,116             324,448
Stockholders' equity                                     145,217             263,287

OTHER DATA:

EBITDA(4)                                         $      103,649      $      101,884
Depreciation and amortization                             41,926              41,870
LIFO provision                                               648               1,519
Capital expenditures, including capital
   leases and acquisitions                                48,008              57,982
Cash interest expense                                     35,223              38,275

FOOTNOTES:

(1) The Company's Consolidated Statement of Operations for the 52-week period ended February 2, 2002 ("Fiscal 2002") and the 53-week period ended February 3, 2001 ("Fiscal 2001") reflect the Company's implementation of EITF 00-14 in the 13-week period ended November 3, 2001. EITF 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives offered by companies in the form of discounts, coupons or rebates. In connection with the implementation of this new accounting pronouncement, Penn Traffic has made certain reclassifications between "Revenues" and "Costs and Operating Expenses" in the Company's Consolidated Statement of Operations for all periods in the Consolidated Five-Year Financial Summary. These reclassifications result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses for these periods.

     In addition, in Fiscal 2002, the Company made certain other reclassifications of expenses in the Company's Consolidated Statement of Operations between "Cost of sales" and "Selling and administrative expenses" for all periods in the Consolidated Five-Year Financial Summary. The implementation of EITF 00-14 and these other reclassifications did not have any effect on Penn Traffic's reported Operating Income (Loss), EBITDA or Net Income (Loss).

(2) During Fiscal 2001, the Company recorded an unusual item (income) of $3.0 million associated with a reduction in the estimate of the remaining liability associated with the Store Rationalization Program and an unusual item (expense) of $1.3 million related to the implementation of a warehouse consolidation project.

(3) The tax provisions for Fiscal 2002 and Fiscal 2001 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from nondeductible amortization of excess reorganization value.

(4) "EBITDA" is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value, LIFO provision and unusual items. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities or liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company reports EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

                                                        SUCCESSOR
                                                         COMPANY                   PREDECESSOR COMPANY
                                                       ------------   ----------------------------------------------
                                                        31 WEEKS        21 WEEKS       52 WEEKS        52 WEEKS
                                                          ENDED          ENDED           ENDED           ENDED
(IN THOUSANDS OF DOLLARS,                              JANUARY 29,      JUNE 26,      JANUARY 30,     JANUARY 31,
   EXCEPT PER SHARE DATA)                                 2000            1999           1999            1998
                                                       ------------    ----------     -----------     --------------
REVENUES(1)                                            $  1,421,936    $  969,250     $ 2,701,470     $ 2,875,118

COSTS AND OPERATING EXPENSES:
   Cost of sales(1)(2)                                    1,034,049       717,843       2,020,305       2,116,834
   Selling and administrative expenses(1)(3)                347,577       252,375         669,239         691,797
   Restructuring charges(3)                                                                                10,704
   Gain on sale of Sani-Dairy(4)                                                                          (24,218)
   Amortization of excess reorganization value               65,132
   Unusual items(2)(5)                                        7,408        (4,631)         61,355
   Write-down of long-lived assets(6)                                                     143,842          26,982
                                                       ------------    ----------     -----------     -----------

OPERATING (LOSS) INCOME                                     (32,230)        3,663        (193,271)         53,019
   Interest expense(7)                                       22,923        21,794         147,737         149,981
   Reorganization items(8)                                                167,031
                                                       ------------    ----------     -----------     -----------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEMS                                      (55,153)     (185,162)       (341,008)        (96,962)
   Provision (benefit) for income taxes(9)                    4,940            60         (23,914)        (35,836)
                                                       ------------    ----------     -----------     -----------

LOSS BEFORE EXTRAORDINARY ITEMS                             (60,093)     (185,222)       (317,094)        (61,126)
   Extraordinary items(10)                                               (654,928)
                                                       ------------    ----------     -----------     -----------

NET (LOSS) INCOME                                      $    (60,093)   $  469,706     $  (317,094)    $   (61,126)
                                                       ============    ==========     ===========     ===========

NET LOSS PER SHARE (BASIC AND DILUTED)                 $      (2.99)
                                                       ============

No dividends on common stock have been paid during the past five fiscal years. Per share data is not presented for the period ended on or prior to June 26, 1999, because of the general lack of comparability as a result of the revised capital structure of the Company.

BALANCE SHEET DATA:
Total assets                                           $  1,020,457                   $ 1,228,061     $ 1,563,586
Total debt (including capital leases)                       320,174                     1,377,358       1,373,607
Stockholders' equity (deficit)                              363,564                      (469,706)       (159,809)

OTHER DATA:
EBITDA(11)                                             $     67,378    $   29,773     $    99,450     $   165,283
Depreciation and amortization                                26,176        25,832          77,179          88,966
LIFO provision                                                  892         1,009           2,376           2,343
Capital expenditures, including capital
   leases and acquisitions                                   31,468         6,279          14,368          22,272
Cash interest expense                                        22,405        20,393         143,411         145,177

FOOTNOTES:

(1) The Company's Consolidated Statement of Operations for the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999 and the 52-week periods ended January 30, 1999 and January 31, 1998 reflect the Company's implementation of EITF 00-14 in the 13-week period ended November 3, 2001 and certain other reclassifications of expenses between "Cost of sales" and "Selling and administrative expenses."

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

(3) For the 52-week period ended January 31, 1998 ("Fiscal 1998"), the Company recorded special charges totaling $18.2 million ($10.7 million, net of tax). These special charges consist of (1) $12.6 million associated with a management reorganization and related corporate actions ($10.7 million of this charge is included in restructuring charges and $1.9 million is included in selling and administrative expenses) and (2) $5.6 million associated with the retention of certain corporate executives, which is included in selling and administrative expenses.

(4) During Fiscal 1998, the Company recorded a gain totaling $24.2 million ($14.3 million, net of tax) related to the sale of Sani-Dairy, the Company's dairy manufacturing operation.

(5) During the 31-week period ended January 29, 2000, the Company recorded unusual items (expense) of $5.5 million associated with the restructuring of certain executive compensation agreements and $1.9 million associated with an early retirement program for certain eligible employees. During the 21-week period ended June 26, 1999, the Company recorded an unusual item (income) of $4.6 million related to the Store Rationalization Program.

(6) The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. During Fiscal 1999, the Company recorded noncash charges of (1) $52.3 million primarily related to the write-down of the recorded asset values of 14 of the Company's stores (including allocable goodwill) to estimated realizable value and (2) $91.5 million to write down the carrying amounts (including allocable goodwill) of property held for sale in connection with the Store Rationalization Program to estimated realizable value.

     During Fiscal 1998, the Company recorded a noncash charge of $27.0 million primarily related to the write-down of the recorded asset values of 12 of the Company's stores (including allocable goodwill), as well as miscellaneous real estate, to estimated realizable values.

(7) As a result of the Company's Chapter 11 filing on the Petition Date, no principal or interest payments were made on or after the Petition Date on the Company's formerly outstanding senior and senior subordinated notes. Accordingly, no interest expense for these obligations has been accrued on or after the Petition Date. Had such interest been accrued, interest expense for the 21-week period ended June 26, 1999 would have been approximately $58.8 million.

(8)  The reorganization items for the 21-week period ended June 26, 1999 include
     (a) adjustments associated with the implementation of fresh-start reporting, (b) professional fees associated with the implementation of the Plan, (c) the write-off of unamortized deferred financing fees for the Company's former notes and (d) a gain related to the difference between the estimated allowed claims for rejected leases and the liabilities previously recorded for such leases.

(9) The tax provision for the 31-week period ended January 29, 2000 is not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value. The tax provision for the 21-week period ended June 26, 1999, is not recorded at statutory rates due to the recording of a valuation allowance for all income tax benefits generated. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

(10) The extraordinary items for the 21-week period ended June 26, 1999 include
     (a) a gain on debt discharge recorded in connection with the consummation of the Plan and (b) the write-off of unamortized deferred financing fees associated with the repayment of the Company's pre-petition revolving credit facility.

(11) "EBITDA" is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value, LIFO provision, special charges, unusual items, write-down of long-lived assets, reorganization items and extraordinary items. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities or liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company reports EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements included in this Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. Penn Traffic ("the Company") cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling and investments in the Company's technology infrastructure including point-of-sale systems); labor relations; labor and employee benefit costs including increases in health care and pension costs; the impact of the Company's loyalty card program on its results of operations; the impact of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on the Company's financial statements and financial results (as discussed in "Impact of New Accounting Standards" below); availability and terms of and access to capital; the Company's liquidity and other financial considerations; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; and the outcome of pending or yet-to-be instituted legal proceedings. Penn Traffic cautions that the foregoing list of important factors is not exhaustive.

     The following discussion utilizes the Company's Consolidated Statement of Operations for the periods noted after taking into account the reclassifications described under "Impact of New Accounting Standards."

OVERVIEW

     As discussed in Note 2 to the accompanying Consolidated Financial Statements, the Company emerged from its Chapter 11 proceedings on the Effective Date. For financial reporting purposes, the Company accounted for the consummation of the Plan as of June 26, 1999. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has applied fresh-start reporting as of June 26, 1999, which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes. The periods ended on or prior to June 26, 1999 have been designated "Predecessor Company" and the periods subsequent to June 26, 1999 have been designated "Successor Company." For purposes of the discussion of Results of Operations for the 52-week period ended January 29, 2000 ("Fiscal 2000"), the results of the 21-week period ended June 26, 1999 (Predecessor Company) and the 31-week period ended January 29, 2000 (Successor Company) have been combined since separate discussions of these periods are not meaningful in terms of their operating results or comparisons to the prior year.

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED FEBRUARY 2, 2002 ("FISCAL 2002") COMPARED TO FISCAL YEAR ENDED FEBRUARY 3, 2001 ("FISCAL 2001")

     FISCAL 2002 WAS A 52-WEEK YEAR AND FISCAL 2001 WAS A 53-WEEK YEAR.

     The following table sets forth certain Statement of Operations components expressed as percentages of revenues for Fiscal 2002 and Fiscal 2001:

                                                            FISCAL YEAR
                                                          2002       2001
                                                       ----------  ----------
Revenues                                                 100.0%     100.0%

Gross profit(1)                                           27.3        27.0

Adjusted gross profit(2)                                  27.3        26.9

Selling and administrative expenses                       24.7        24.6

Adjusted selling and administrative expenses(3)           24.6        24.7

Amortization of excess reorganization value                4.5         4.6

Unusual items                                                         (0.1)

Operating loss                                            (2.0)       (2.1)

Adjusted operating income(4)                               2.6         2.2

Interest expense                                           1.5         1.6

Adjusted interest expense                                  1.5         1.6

Net loss                                                  (4.0)       (4.1)

Adjusted net income(5)                                     0.6         0.3

---------------
See notes below

(1)  Revenues less cost of sales.

(2) "Adjusted gross profit as a percentage of revenues" for Fiscal 2002 is (a) gross profit excluding loyalty card startup costs of $0.4 million divided by (b) revenues. "Adjusted gross profit as a percentage of revenues" for Fiscal 2001 is (a) gross profit excluding the estimated effect of the additional week in Fiscal 2001 of $12.7 million, income associated with the Company's prior lease of 10 stores in New England to another supermarket chain which expired in August 2000 (the "New England Lease") of $5.7 million, loyalty card startup costs of $0.4 million and startup costs and operating losses associated with the commencement of the Company's New England stores of $0.6 million divided by (b) revenues excluding the estimated effect of the additional week of $46.6 million and revenues of $5.7 million associated with the New England Lease ("Adjusted Fiscal 2001 Revenues").

(3) "Adjusted selling and administrative expenses as a percentage of revenues" for Fiscal 2002 is (a) selling and administrative expenses excluding loyalty card startup costs of $2.0 million divided by (b) revenues. "Adjusted selling and administrative expenses as a percentage of revenues" for Fiscal 2001 is (a) selling and administrative expenses excluding the estimated impact of the additional week of $9.7 million, loyalty card startup costs of $1.1 million and startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.5 million divided by (b) Adjusted Fiscal 2001 Revenues.

(4)  "Adjusted operating income as a percentage of revenues" for Fiscal 2002 is
     (a) operating loss excluding loyalty card startup costs of $2.4 million and amortization of excess reorganization value of $109.3 million ("Adjusted operating income" for Fiscal 2002) divided by (b) revenues. "Adjusted operating income as a percentage of revenues" for Fiscal 2001 is (a) operating loss excluding the estimated effect of the additional week of $3.0 million, income associated with the New England Lease of $5.7 million, loyalty card startup costs of $1.5 million, startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $1.1 million, an unusual item (income) of $1.7 million and amortization of excess reorganization value of $111.4 million ("Adjusted operating income" for Fiscal 2001) divided by (b) Adjusted Fiscal 2001 Revenues.

(5) "Adjusted net income as a percentage of revenues" for Fiscal 2002 is net loss excluding loyalty card startup costs of $1.4 million (after tax) and amortization of excess reorganization value of $109.3 million ("Adjusted net income" for Fiscal 2002) divided by (b) revenues. "Adjusted net income as a percentage of revenues" for Fiscal 2001 is (a) net loss excluding the estimated effect of the additional week of $1.3 million (after tax), New England Lease income of $3.4 million (after tax), loyalty card startup costs of $0.9 million (after tax), startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.6 million (after tax), an unusual item (income) of $1.0 million (after tax) and amortization of excess reorganization value of $111.4 million ("Adjusted net income" for Fiscal 2001) divided by (b) Adjusted Fiscal 2001 Revenues.

REVENUES

     Revenues for Fiscal 2002 decreased 0.4% to $2.404 billion from $2.413 billion in Fiscal 2001. The decrease in revenues for Fiscal 2002 is attributable to the fact that Fiscal 2002 was a 52-week fiscal year and Fiscal 2001 was a 53-week fiscal year.

     Revenues of $2.404 billion in Fiscal 2002 increased 1.8% over Adjusted Fiscal 2001 Revenues of $2.361 billion (which exclude the estimated effect of the additional week and revenues associated with the New England Lease). This increase in revenues was primarily due to an increase in same store sales and the Company's operation of 10 New England stores for a full year in Fiscal 2002 compared to a partial year in Fiscal 2001 (see "Liquidity and Capital Resources" below).

     Same store sales for Fiscal 2002 increased 0.8% from the comparable prior year period. Wholesale food distribution revenues were $274.8 million in Fiscal 2002 compared to $272.5 million, excluding the estimated effect of the additional week, in Fiscal 2001.

GROSS PROFIT; ADJUSTED GROSS PROFIT

     Gross profit for Fiscal 2002 was 27.3% of revenues compared to 27.0% of revenues in Fiscal 2001. Adjusted gross profit for Fiscal 2002 was 27.3% of revenues compared to 26.9% of revenues in Fiscal 2001. The increase in adjusted gross profit as a percentage of revenues in Fiscal 2002 was primarily due to an increase in private label sales, the Company's ability to more efficiently promote its offerings with the Company's new loyalty card, a reduction in inventory shrink expense and a reduction in the LIFO provision from the prior year. These improvements in adjusted gross profit were partially offset by an increase in promotional spending during Fiscal 2002 to drive sales.

SELLING AND ADMINISTRATIVE EXPENSES; ADJUSTED SELLING AND ADMINISTRATIVE
EXPENSES

     Selling and administrative expenses for Fiscal 2002 were 24.7% of revenues compared to 24.6% of revenues in Fiscal 2001. Adjusted selling and administrative expenses for Fiscal 2002 were 24.6% of revenues compared to 24.7% of revenues for Fiscal 2001. The decrease in adjusted selling and administrative expenses as a percentage of revenues in Fiscal 2002 was primarily due to the benefits of the Company's cost reduction programs partially offset by cost increases in labor and utilities.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense was $41.9 million or 1.7% of revenues in Fiscal 2002 and $41.9 million or 1.8% of revenues (excluding the effect of the extra week) in Fiscal 2001.

     Amortization of excess reorganization value for Fiscal 2002 was $109.3 million and $111.4 million in Fiscal 2001. The excess reorganization value asset of $327.8 million, which was established in June 1999 in connection with the implementation of fresh-start reporting, is being amortized on a straight-line basis over a three-year period. The Company will not amortize the excess reorganization value asset after Fiscal 2002 in accordance with a new accounting standard (see "Impact of New Accounting Standards" below).

UNUSUAL ITEMS

     During Fiscal 2001, the Company recorded unusual items of (1) $3.0 million (income) associated with a reduction in the estimate of the remaining liability associated with the Company's store rationalization program (the "Store Rationalization Program") and (2) $1.3 million (expense), related to the implementation of a warehouse consolidation project (see Note 5 to the Consolidated Financial Statements).

OPERATING LOSS; ADJUSTED OPERATING INCOME

     Operating loss for Fiscal 2002 was $48.2 million or 2.0% of revenues compared to an operating loss of $51.1 million or 2.1% of revenues for Fiscal 2001. The Company had an operating loss for Fiscal 2002 and Fiscal 2001 due to noncash charges for amortization of excess reorganization value of $109.3 million and $111.4 million, respectively. As described above, the Company will not amortize excess reorganization value after Fiscal 2002 (see "Impact of New Accounting Standards" below).

     Adjusted operating income for Fiscal 2002 was $63.4 million or 2.6% of revenues compared to $52.3 million or 2.2% of revenues for Fiscal 2001. The increase in adjusted operating income as a percentage of revenues in Fiscal 2002 was due to an increase in adjusted gross profit as a percentage of revenues.

INTEREST EXPENSE; ADJUSTED INTEREST EXPENSE

     Interest expense for Fiscal 2002 was $36.1 million compared to $39.2 million in Fiscal 2001. Adjusted interest expense for Fiscal 2002 of $36.1 million compared to $38.4 million, excluding the effect of the extra week, in Fiscal 2001. The decrease in interest expense in Fiscal 2002 is due to a decrease in the interest rates on the Company's variable rate debt from the prior year.

INCOME TAXES

     Income tax provision was $11.4 million for Fiscal 2002 compared to $9.6 million in Fiscal 2001.

     The effective tax rates for Fiscal 2002 and Fiscal 2001 vary from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

NET LOSS; ADJUSTED NET INCOME

     Net loss for Fiscal 2002 was $95.7 million compared to a net loss $99.9 million for Fiscal 2001. Adjusted net income was $15.0 million for Fiscal 2002 compared to $7.2 million for Fiscal 2001.

     FISCAL YEAR ENDED FEBRUARY 3, 2001 ("FISCAL 2001") COMPARED TO FISCAL YEAR ENDED JANUARY 29, 2000 ("FISCAL 2000")

     FISCAL 2001 WAS A 53-WEEK YEAR AND FISCAL 2000 WAS A 52-WEEK YEAR.

     The following table sets forth certain Statement of Operations components expressed as percentages of revenues for Fiscal 2001 and Fiscal 2000:

                                                                                FISCAL YEAR
                                                                       2001                     2000
                                                                -------------------       ------------------
Revenues                                                              100.0%                    100.0%

Gross profit(1)                                                        27.0                      26.7

Adjusted gross profit(2)                                               26.9                      26.5

Selling and administrative expenses                                    24.6                      25.1

Adjusted selling and administrative expenses(3)                        24.7                      25.2

Amortization of excess reorganization value                             4.6                       2.7

Unusual items                                                          (0.1)                      0.1

Operating loss                                                         (2.1)                     (1.2)

Adjusted operating income(4)                                            2.2                       1.3

Interest expense                                                        1.6                       1.9

Adjusted interest expense                                               1.6                       1.9

Reorganization items                                                                              7.0

Net (loss) income                                                      (4.1)                     17.1

Adjusted net income (loss)(5)                                           0.3                      (0.8)

----------
See notes below

(1)  Revenues less cost of sales.

(2) "Adjusted gross profit as a percentage of revenues" for Fiscal 2001 is (a) gross profit excluding the estimated effect of the additional week of $12.7 million, income associated with the Company's New England Lease of $5.7 million, loyalty card startup costs of $0.4 million and startup costs and operating losses associated with the commencement of the Company's New England stores of $0.6 million divided by (b) Adjusted Fiscal 2001 Revenues. "Adjusted gross profit as a percentage of revenues" for Fiscal 2000 is (a) gross profit excluding New England Lease income of $12.5 million and a special charge of $3.9 million divided by (b) revenues excluding New England Lease income of $12.5 million ("Adjusted Fiscal 2000 Revenues").

(3) "Adjusted selling and administrative expenses as a percentage of revenues" for Fiscal 2001 is (a) selling and administrative expenses excluding the estimated impact of the additional week of $9.7 million, loyalty card startup costs of $1.1 million and startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.5 million divided by (b) Adjusted Fiscal 2001 Revenues. "Adjusted selling and administrative expenses as a percentage of revenues" for Fiscal 2000 is (a) selling and administrative expenses divided by (b) Adjusted Fiscal 2000 Revenues.

(4)  "Adjusted operating income as a percentage of revenues" for Fiscal 2001 is
     (a) operating loss excluding the estimated impact of the additional week of $3.0 million, income associated with the New England Lease of $5.7 million, loyalty card startup costs of $1.5 million, startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $1.1 million, an unusual item (income) of $1.7 million, and amortization of excess reorganization value of $111.4 million ("Adjusted operating income" for Fiscal 2001) divided by (b) Adjusted Fiscal 2001 Revenues. "Adjusted operating income as a percentage of revenues" for Fiscal 2000 is (a) operating loss excluding income associated with the New England Lease of $12.5 million, a special charge of $3.9 million, an unusual item (expense) of $2.8 million and amortization of excess reorganization value of $65.1 million ("Adjusted operating income" for Fiscal 2000) divided by (b) Adjusted Fiscal 2000 Revenues.

(5) "Adjusted net income as a percentage of revenues" for Fiscal 2001 is (a) net loss excluding the estimated impact of the additional week of $1.3 million (after tax), New England Lease income of $3.4 million (after tax), loyalty card startup costs of $0.9 million (after tax), startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.6 million (after tax), an unusual item (income) of $1.0 million (after tax) and amortization of excess reorganization value of $111.4 million ("Adjusted net income" for Fiscal
     2001) divided by (b) Adjusted Fiscal 2001 Revenues. "Adjusted net loss as a percentage of revenues" for Fiscal 2000 is (a) net income excluding income associated with the New England Lease of $9.4 million (after tax), unusual items (expense) of $0.1 million (after tax), special charge of $3.9 million (after tax), amortization of excess reorganization value of $65.1 million, reorganization items (expense) of $167.0 million and extraordinary items (income) of $654.9 million ("Adjusted net income for Fiscal 2000") divided by (b) Adjusted Fiscal 2000 Revenues.

REVENUES

     Revenues for Fiscal 2001 increased 0.9% to $2.413 billion from $2.391 billion in Fiscal 2000. The increase in revenues for Fiscal 2001 was primarily attributable to (1) an increase in same store sales, (2) the commencement of the Company's operation of 10 New England stores formerly leased to another supermarket chain (see "Liquidity and Capital Resources" below) and (3) the fact that Fiscal 2001 was a 53-week fiscal year and Fiscal 2000 was a 52-week fiscal year. These increases in revenues were partially offset by (1) a reduction in the number of stores the Company operated during Fiscal 2001 as compared to Fiscal 2000, resulting from the Company's decision to close or sell certain stores as part of the Company's Store Rationalization Program (during the fiscal year ended January 29, 2000, Penn Traffic sold or closed 21 stores in connection with this program; 19 of these stores were sold or closed in the 13-week period ended May 1, 1999) and (2) a decline in wholesale food distribution revenues. On a 52-week basis, revenues for Fiscal 2001 were approximately $2.361 billion.

     Same store sales for Fiscal 2001 increased 0.2% from the comparable prior year period. Wholesale food distribution revenues, excluding the effect of the additional week in Fiscal 2001, were $272.5 million in Fiscal 2001 compared to $286.1 million in Fiscal 2000. The decrease in wholesale food distribution revenues in Fiscal 2001 is a result of a reduction in the average number of customers and the average shipments per customer.

GROSS PROFIT; ADJUSTED GROSS PROFIT

     Gross profit for Fiscal 2001 was 27.0% of revenues compared to 26.7% of revenues in Fiscal 2000. Adjusted gross profit for Fiscal 2001 was 26.9% of revenues compared to 26.5% of revenues in Fiscal 2000. The increase in adjusted gross profit as a percentage of revenues in Fiscal 2001 was primarily a result of (1) an increase in allowance income from the Company's vendors, (2) a reduction in inventory shrink expense and (3) a reduction in depreciation and amortization expense (as described below). These increases in adjusted gross profit were partially offset by an increase in promotional spending, as a percentage of revenues, to drive sales and launch a number of remodeled stores.

SELLING AND ADMINISTRATIVE EXPENSES; ADJUSTED SELLING AND ADMINISTRATIVE
EXPENSES

     Selling and administrative expenses for Fiscal 2001 were 24.6% of revenues compared to 25.1% of revenues in Fiscal 2000. Adjusted selling and administrative expenses for Fiscal 2001 were 24.7% of revenues compared to 25.2% of revenues for Fiscal 2000. The decrease in adjusted selling and administrative expense as a percentage of revenues in Fiscal 2001 was primarily a result of (1) the Company's cost reduction initiatives, (2) a reduction in bad debt expense and (3) reductions in depreciation expense and goodwill amortization (as described below).

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense was $41.9 million or 1.8% of revenues in Fiscal 2001 and $52.0 million or 2.2% of revenues in Fiscal 2000. Depreciation and amortization expense decreased in Fiscal 2001 primarily due to
(1) a reduction in the carrying value of property, plant and equipment associated with the implementation of fresh-start reporting (see Note 3 to the Consolidated Financial Statements) and (2) the elimination of goodwill associated with the implementation of fresh-start reporting.

     Amortization of excess reorganization value for Fiscal 2001 was $111.4 million and $65.1 million in Fiscal 2000. The excess reorganization value asset of $327.8 million, which was established in June 1999 in connection with the implementation of fresh-start reporting, is being amortized on a straight-line basis over a three-year period. The Company will not amortize the excess reorganization value asset after Fiscal 2002 in accordance with a new accounting standard (see "Impact of New Accounting Standards" below).

UNUSUAL ITEMS

     During Fiscal 2001, the Company recorded unusual items of (1) $3.0 million (income) associated with a reduction in the estimate of the remaining liability associated with the Store Rationalization Program and (2) $1.3 million (expense) related to the implementation of a warehouse consolidation project.

     During Fiscal 2000, the Company recorded unusual items of (1) $5.5 million (expense) associated with the restructuring of certain executive compensation agreements, (2) $1.9 million (expense) associated with an early retirement program for certain eligible employees and (3) $4.6 million (income) related to the Store Rationalization Program (see Note 5 to the Consolidated Financial Statements).

OPERATING LOSS; ADJUSTED OPERATING INCOME

     Operating loss for Fiscal 2001 was $51.1 million or 2.1% of revenues compared to an operating loss of $28.6 million or 1.2% of revenues for Fiscal 2000. The Company had an operating loss for Fiscal 2001 and Fiscal 2000 due to noncash charges for amortization of excess reorganization value of $111.4 million and $65.1 million, respectively. As described above, the Company will not amortize excess reorganization value after Fiscal 2002.

     Adjusted operating income for Fiscal 2001 was $52.3 million or 2.2% of revenues compared to $30.7 million or 1.3% of revenues for Fiscal 2000. The increase in adjusted operating income as a percentage of revenues in Fiscal 2001 was due to an increase in adjusted gross profit as a percentage of revenues and a decrease in adjusted selling and administrative expenses as a percentage of revenues.

INTEREST EXPENSE; ADJUSTED INTEREST EXPENSE

     Interest expense for Fiscal 2001 was $39.2 million compared to $44.7 million in Fiscal 2000. Adjusted interest expense for Fiscal 2001 (excluding the effect of the additional week) was $38.4 million compared to $44.7 million in Fiscal 2000. As discussed in Note 6 to the Consolidated Financial Statements, the Company discontinued the accrual of interest on the Company's former senior and senior subordinated notes on March 1, 1999.

REORGANIZATION ITEMS

     During Fiscal 2000, the Company recorded reorganization items (expense) of $167.0 million (see Note 7 to the Consolidated Financial Statements).

INCOME TAXES

     Income tax provision was $9.6 million for Fiscal 2001 compared to $5.0 million in Fiscal 2000.

     The effective tax rates for Fiscal 2001 and the 31-week period ended January 29, 2000 vary from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value. The effective tax rate for the 21-week period ended June 26, 1999, varies from statutory rates due to the recording of a valuation allowance for all income tax benefits generated. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized (see Note 8 to the Consolidated Financial Statements).

     At January 30, 1999, the Company had approximately $300 million of federal net operating loss carryforwards as well as certain state net operating loss carryforwards and various tax credits. On January 30, 2000, all such net operating loss and tax credit carryforwards were eliminated due to the implementation of the Plan. In addition, as a result of the implementation of the Plan, on January 30, 2000 the Company lost the majority of the tax basis of its long-lived assets (which was approximately $350 million as of January 29, 2000), significantly reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its tax returns starting in Fiscal 2001.

EXTRAORDINARY ITEM

     During Fiscal 2000, the Company recorded an extraordinary gain of $654.9 million associated with the Company's financial restructuring (see Note 9 to the Consolidated Financial Statements).

NET (LOSS) INCOME; ADJUSTED NET INCOME (LOSS)

     Net loss for Fiscal 2001 was $99.9 million compared to a net income of $409.6 million for Fiscal 2000. Adjusted net income was $7.2 million for Fiscal 2001 compared to a net loss of $18.7 million for Fiscal 2000.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those accounting policies that are very important to the portrayal of the Company's financial condition and results which require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes the following to be critical and could result in materially different amounts being reported under different conditions or using different assumptions:

RESERVE FOR STORE CLOSURES For closed stores and stores which the Company has decided to close, the Company records a liability for the estimated future cash flows (including future lease commitments, net of estimated cost recoveries) and miscellaneous closing costs. Future cash flows are estimated based on the Company's knowledge of the market in which the stores closed or to be closed are located. These estimates of future cash flows could be affected by changes in real estate markets and other economic conditions.

IMPAIRMENT OF LONG-LIVED ASSETS At each fiscal year end, the Company reviews its long-lived assets for impairment based on projected future undiscounted cash flows attributable to such assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, such assets are written down to their fair value. In projecting future cash flows, management considers historical performance and assessments of the effect, among other things, of projected changes in competition, maturation of new stores and store remodels, merchandising and marketing strategies and general market conditions. The determination of fair values is based upon management's knowledge of local real estate markets and the value of equipment utilized in the supermarket industry. No assurance can be given that the actual future cash flows will be sufficient to recover the carrying value of long-lived assets.

LIABILITY FOR SELF-INSURANCE The Company is primarily self-insured for workers compensation, general liability and certain group health and welfare costs. Self-insurance liabilities are actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends, legal interpretations and future levels of health care costs.

EMPLOYEE BENEFIT PLANS The actuarial determination of Penn Traffic's obligations and expense for company sponsored pension benefits is dependent on the Company's selection of assumptions including the discount rate, expected long-term rate of return on plan assets and rates of compensation increase. Significant differences between Penn Traffic's actual experience or significant changes in our assumptions may materially affect our pension obligations and future expense.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the completion of the Company's financial restructuring in June 1999, the Company issued $100 million of 11% Senior Notes due on June 29, 2009 (the "Senior Notes") and entered into a new $320 million secured credit facility (the "Credit Facility"). Certain terms of the Senior Notes and the Credit Facility are summarized below.

     The indenture for the Senior Notes contains certain negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness, permit additional liens and make certain restricted payments.

     The Credit Facility includes (1) a $205 million revolving credit facility (the "Revolving Credit Facility") and (2) a $115 million term loan (the "Term Loan"). The lenders under the Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. The Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations. These include, among other things, restrictions on the Company's ability to incur debt and make capital expenditures and restricted payments, as well as requirements that the Company achieve required levels for Consolidated EBITDA, interest coverage, fixed charge coverage and funded debt ratio (all as defined in the Credit Facility).

The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in future fiscal years are outlined in the following table:

                  Fiscal Year Ending                                               Amount Maturing
                  ------------------                                               ---------------
                                                                             (In thousands of dollars)
                  February 1, 2003                                                    $       6,750
                  January 31, 2004                                                            9,750
                  January 29, 2005                                                           12,750
                  January 28, 2006                                                            7,750
                  February 3, 2007                                                           71,250
                                                                                      -------------
                                                                                      $     108,250
                                                                                      =============

     Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility will mature on June 30, 2005. As of February 2, 2002, there were approximately $32.1 million of borrowings and $27.7 million of letters of credit outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $137 million as of February 2, 2002 (see Note 12 to the Consolidated Financial Statements).

     During April 2000, the Company entered into interest rate swap agreements, which expire in five years, that effectively convert $50 million of its variable rate borrowings into fixed rate obligations. Under the terms of these agreements, the Company makes payments at a weighted average fixed interest rate of 7.08% per annum and receives payments at variable interest rates based on the London InterBank Offered Rate.

     During Fiscal 2002, the Company's internally generated funds from operations, available cash resources and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs. During the 52-week period ending February 1, 2003 ("Fiscal 2003"), the Company expects to utilize internally generated funds from operations, amounts available under the Revolving Credit Facility and new capital leases to satisfy its operating, capital expenditure and debt service needs and fund any repurchase of shares of its common stock under its announced stock repurchase program as described below.

     Cash flows used to meet the Company's operating requirements during Fiscal 2002 are reported in the Consolidated Statement of Cash Flows. During Fiscal 2002, the Company's net cash used in investing activities was $45.3 million. This amount was financed by net cash provided by operating activities, net cash provided by financing activities and a reduction in cash and cash equivalents of $39.1 million, $3.2 million and $3.0 million, respectively.

     As described above in Item 1 - "Business - New England Stores," in July 1990, the Company entered into an agreement with another supermarket company pursuant to which such company acquired the right to operate 13 stores in Vermont and New Hampshire under its trade name until July 31, 2000 (the "New England Operating Agreement"). Prior to July 1990, these stores had been operated by Penn Traffic under the Company's "P&C" trade name. By August 1, 2000, the Company had regained operating control of the 10 stores that remained in operation under the New England Operating Agreement. Nine of these stores were opened for business in August 2000.

     The Revenues account of the Company's Consolidated Statement of Operations includes income of approximately $5.7 million from the New England Operating Agreement in Fiscal 2001 (which was recorded in the first half of the fiscal year). In contrast, the Company incurred approximately $1 million of operating losses in connection with the commencement of operation of these 10 stores in the second half of Fiscal 2001. While these stores contributed to the Company's operating income in Fiscal 2002, Penn Traffic expects that the operating income allocable to such stores in future periods will be significantly less than the income received pursuant to the New England Operating Agreement.

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

     Penn Traffic expects that it will incur significant increases in employee benefit costs in Fiscal 2003. These are comprised of (1) increases in health care costs which the Company believes are, on a percentage basis, generally consistent with overall increasing costs in the health care industry and (2) an increase in pension expense that the Company will record in Fiscal 2003 as a result of the declining returns in the equity markets over the past two years. Penn Traffic competes against some companies which do not provide the same levels of employee benefits as the Company. It is not certain what portion of these cost increases Penn Traffic will be able to offset through its cost reduction programs, merchandising enhancements or market pricing adjustments.

     During Fiscal 2001, the Company commenced implementation of a loyalty card program in its Big Bear stores in Ohio and West Virginia. Fiscal 2001 operating income was reduced by an estimated $1.5 million in connection with the launch of this loyalty card program. Penn Traffic completed the chain-wide implementation of this program by introducing the loyalty card in the Company's remaining 150 stores in New York, Pennsylvania and New England in September 2001. The Company incurred approximately $2.4 million of startup costs to complete the rollout of the loyalty card program.

     During Fiscal 2002, the Company invested approximately $48 million in capital expenditures (including capital leases). The Company financed such capital expenditures through cash generated from operations, new capital leases and amounts available under the Revolving Credit Facility. During Fiscal 2003, Penn Traffic expects to invest approximately $65 million (including capital leases). Capital expenditures will be principally for new stores, store remodels and investments in the Company's distribution system and technology infrastructure (including new point-of-sale systems in several of the Company's stores). The Company expects to finance such expenditures through cash generated from operations, amounts available under the Revolving Credit Facility and new capital leases.

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

     During Fiscal 2002 and Fiscal 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships. Penn Traffic does not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or its related parties other than what is disclosed in Note 15 to the Consolidated Financial Statements.

     The table below presents significant contractual cash obligations of the Company at February 2, 2002:

                                                                                               TOTAL
    COMMITMENT EXPIRES                                                                      CONTRACTUAL
        DURING THE                            CAPITAL LEASE             OPERATING               CASH
    FISCAL YEAR ENDING        DEBT(1)       OBLIGATIONS(2)(3)           LEASES(3)           OBLIGATIONS
    ------------------     -------------    ------------------         ------------       --------------
                                                    (IN THOUSANDS OF DOLLARS)
    February 1, 2003       $       7,066     $          16,715         $     32,864       $       56,645
    January 31, 2004              10,005                14,480               31,019               55,504
    January 29, 2005              12,972                13,629               27,941               54,542
    January 28, 2006              40,086                12,881               25,979               78,946
    February 3, 2007              71,492                12,854               23,537              107,883
    Thereafter                   111,091                50,994              149,623              311,708

----------
    (1) Balance for fiscal year ending January 28, 2006 includes repayment of $32.1 million outstanding under the Revolving Credit Facility at February 2, 2002.

    (2)    Includes amounts classified as imputed interest.

    (3)    See Note 11 to the Consolidated Financial Statements.

     The Company has also made certain contractual commitments that extend beyond February 2, 2002 as shown below:

     COMMITMENT EXPIRES       STAND-BY
         DURING THE          LETTERS OF       SURETY
     FISCAL YEAR ENDING      CREDIT (1)      BONDS (2)
     ------------------     ------------    -----------
                             (IN THOUSANDS OF DOLLARS)
     February 1, 2003       $     27,668    $     6,877

----------
    (1) Letters of credit are primarily associated with supporting workers compensation obligations and are renewable annually.

    (2) The Company is required to maintain surety bonds for varying periods of up to three years from the date of issuance.

IMPACT OF NEW ACCOUNTING STANDARDS

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

     Penn Traffic will adopt SFAS 142 in the first quarter of Fiscal 2003 (the 52-week period ending February 1, 2003). The Company will not record any amortization of excess reorganization value or goodwill in its Consolidated Statement of Operations for periods after Fiscal 2002. Penn Traffic will test the carrying value of the excess reorganization value and goodwill assets for impairment in conjunction with the adoption of SFAS 142 and at least annually thereafter. Excess reorganization value and goodwill were amortized at a rate of approximately $110 million annually in Fiscal 2002, Fiscal 2001 and the 31-week period ended January 29, 2000 and will have a carrying value of approximately $51 million at the date of adoption of this standard. Other than the elimination of the amortization of excess reorganization value and goodwill, the Company has not yet determined the effect that adoption of SFAS 142 will have on its financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed Of," ("SFAS 121"). SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principle Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will adopt SFAS 144 in the first quarter of Fiscal 2003. The Company is currently evaluating the impact this pronouncement will have on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See information set forth above in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 12 to the Consolidated Financial Statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                                                Page
------------------------------------------                                                                ----
   Reports of Independent Accountants                                                                       46

   Consolidated Financial Statements:

     Statement of Operations                                                                                48
     Balance Sheet                                                                                          49
     Statement of Stockholders' Equity (Deficit)                                                            51
     Statement of Cash Flows                                                                                52
     Notes to Consolidated Financial Statements                                                             54

   Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts                                                       88

   Supplementary Data - Quarterly Financial Data (Unaudited)                                                89

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                (POST-EMERGENCE)

To the Stockholders and the Board of Directors of The Penn Traffic Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Penn Traffic Company and its subsidiaries at February 2, 2002 and February 3, 2001 and the results of their operations and their cash flows for the years ended February 2, 2002, February 3, 2001 and the 31-weeks ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, on May 27, 1999 the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (the "Plan"). The Plan became effective on June 29, 1999 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of June 26, 1999 as further described in Note 3 to the Consolidated Financial Statements.

PricewaterhouseCoopers LLP

Syracuse, New York
March 15, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 (PRE-EMERGENCE)

To the Stockholders and the Board of Directors of The Penn Traffic Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated statements of operations, stockholders equity (deficit) and cash flows of the Penn
Traffic Company and its subsidiaries for the 21-weeks ended June 26, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, on May 27, 1999 the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (the "Plan"). The Plan became effective on June 29, 1999 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of June 26, 1999 as further described in Note 3 to the Consolidated Financial Statements.

PricewaterhouseCoopers LLP

Syracuse, New York
March 10, 2000

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                             PREDECESSOR
                                                                   SUCCESSOR COMPANY                           COMPANY
                                                ------------------------------------------------------      ---------------
                                                   52 WEEKS            53 WEEKS           31 WEEKS             21 WEEKS
                                                     ENDED               ENDED              ENDED               ENDED
                                                  FEBRUARY 2,         FEBRUARY 3,         JANUARY 29,          JUNE 26,
                                                     2002                2001                2000                1999
                                                ---------------     ---------------     --------------      ---------------
                                                             (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES                                        $     2,404,302     $     2,413,295     $    1,421,936      $       969,250

COST AND OPERATING EXPENSES:
   Cost of sales (Note 4)                             1,748,710           1,761,043          1,034,049              717,843
   Selling and administrative expenses                  594,517             593,757            347,577              252,375
   Amortization of excess
      reorganization value (Note 3)                     109,273             111,381             65,132
   Unusual items (Note 5)                                                    (1,741)             7,408               (4,631)
                                                ---------------     ---------------     --------------      ---------------

OPERATING (LOSS) INCOME                                 (48,198)            (51,145)           (32,230)               3,663
   Interest expense (Note 6)                             36,100              39,164             22,923               21,794
   Reorganization items (Note 7)                                                                                    167,031
                                                ---------------     ---------------     --------------      ---------------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEMS                                  (84,298)            (90,309)           (55,153)            (185,162)
   Provision for income taxes (Note 8)                   11,418               9,593              4,940                   60
                                                ---------------     ---------------     --------------      ---------------

LOSS BEFORE EXTRAORDINARY ITEMS                         (95,716)            (99,902)           (60,093)            (185,222)
   Extraordinary items (Note 9)                                                                                    (654,928)
                                                ---------------     ---------------     --------------      ---------------

NET (LOSS) INCOME                               $       (95,716)    $       (99,902)    $      (60,093)     $       469,706
                                                ===============     ===============     ==============      ===============

PER SHARE (BASIC AND DILUTED):

   Net loss (Note 10)                           $         (4.77)    $         (4.97)    $        (2.99)
                                                ===============     ===============     ==============

The accompanying notes are an integral part of these statements. Per share data is not presented for the period ended on June 26, 1999, because of the general lack of comparability as a result of the revised capital structure of the Company.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                               FEBRUARY 2,           FEBRUARY 3,
                                                                                  2002                  2001
                                                                             --------------         -------------
                                                                                    (IN THOUSANDS OF DOLLARS)
                                   ASSETS

CURRENT ASSETS:
   Cash and short-term investments (Note 1)                                  $       39,562         $      42,529
   Accounts and notes receivable (less allowance for
     doubtful accounts of $2,107 and $4,634, respectively)                           49,710                46,113
   Inventories (Note 1)                                                             284,221               271,704
   Prepaid expenses and other current assets                                          9,697                 9,338
                                                                             --------------         -------------
                                                                                    383,190               369,684
                                                                             --------------         -------------

CAPITAL LEASES (NOTES 1 AND 11):
   Capital leases                                                                    59,920                60,405
   Less: Accumulated amortization                                                   (15,173)               (9,593)
                                                                             --------------         -------------
                                                                                     44,747                50,812
                                                                             --------------         -------------

FIXED ASSETS (NOTE 1):
   Land                                                                              40,113                39,733
   Buildings                                                                         87,756                84,425
   Furniture and fixtures                                                           161,862               138,572
   Vehicles                                                                           4,943                 4,764
   Leasehold improvements                                                            52,736                32,662
                                                                             --------------         -------------
                                                                                    347,410               300,156
   Less: Accumulated depreciation                                                   (73,974)              (44,649)
                                                                             --------------         -------------
                                                                                    273,436               255,507
                                                                              -------------         -------------

OTHER ASSETS (NOTES 1 AND 3):
   Goodwill - net                                                                     8,990                 9,197
   Beneficial leases - net                                                           46,920                50,549
   Excess reorganization value - net                                                 42,032               151,304
   Other assets - net                                                                16,414                22,517
                                                                             --------------         -------------

                                                                             $      815,729         $     909,570
                                                                             ==============         =============

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                               FEBRUARY 2,           FEBRUARY 3,
                                                                                  2002                  2001
                                                                             --------------         -------------
                                                                                    (IN THOUSANDS OF DOLLARS)
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of obligations under capital leases (Note 11)             $        8,329         $       7,878
   Current maturities of long-term debt (Note 12)                                     7,066                 5,062
   Trade accounts and drafts payable (Note 1)                                       128,872               119,905
   Other accrued liabilities                                                         77,590                76,857
   Accrued interest expense                                                           2,514                 3,478
   Taxes payable                                                                     18,179                16,971
                                                                             --------------         -------------
                                                                                    242,550               230,151
                                                                             --------------         -------------

NONCURRENT LIABILITIES:
   Obligations under capital leases (Note 11)                                        67,075                73,396
   Long-term debt (Note 12)                                                         245,646               238,112
   Deferred income taxes                                                             63,770                76,141
   Other noncurrent liabilities                                                      51,471                28,483

STOCKHOLDERS' EQUITY (NOTE 14):
   Preferred stock - authorized 1,000,000 shares,
     $.01 par value; none issued
   Common stock - authorized 30,000,000 shares,
     $.01 par value; 20,056,264 shares and 20,054,022 shares
     issued and outstanding, respectively                                               201                   201
   Capital in excess of par value                                                   416,597               416,207
   Stock warrants                                                                     7,249                 7,249
   Retained deficit                                                                (255,711)             (159,995)
   Accumulated other comprehensive loss                                             (22,744)
   Treasury stock, at cost                                                             (375)                 (375)
                                                                             --------------         -------------
     TOTAL STOCKHOLDERS' EQUITY                                                     145,217               263,287
                                                                             --------------         -------------

                                                                             $      815,729         $     909,570
                                                                             ==============         =============

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            Accumulated                                   Total
                                         Capital in                            Other                                   Stockholders'
                                Common   Excess of    Stock     Retained   Comprehensive    Unearned     Treasury         Equity
                                Stock    Par Value   Warrants   Deficit    (Loss) Income  Compensation     Stock        (Deficit)
                              -----------------------------------------------------------------------------------      ------------
(In thousands of dollars)
PREDECESSOR COMPANY:
-------------------
JANUARY 30, 1999              $ 13,425   $  179,882  $      0   $(658,820) $      (3,470) $        (98)  $   (625)     $   (469,706)

Comprehensive income:
  Net income for the
   21-week period ended
   June 26, 1999                                                  469,706
Total comprehensive income                                                                                                  469,706

Adjustments to Stockholders'
  Equity in connection with
  reorganization
  (Notes 2 and 3)              (13,425)    (179,882)              189,114          3,470            98        625
Issuance of Common Stock
  and Stock Warrants in
  connection with
  reorganization
  (Notes 2 and 3)                  201      416,207     7,249                                                               423,657
-----------------------------------------------------------------------------------------------------------------      ------------
JUNE 26, 1999                      201      416,207     7,249           0              0             0          0           423,657
===================================================================================================================================

SUCCESSOR COMPANY:
-----------------
Comprehensive loss:
  Net loss for the 31-week
   period ended
   January 29, 2000                                               (60,093)
Total comprehensive loss                                                                                                    (60,093)
-----------------------------------------------------------------------------------------------------------------      ------------
JANUARY 29, 2000                   201      416,207     7,249     (60,093)             0             0          0           363,564

Comprehensive loss:
  Net loss                                                        (99,902)
Total comprehensive loss                                                                                                    (99,902)

Purchase of treasury shares                                                                                  (375)             (375)
-----------------------------------------------------------------------------------------------------------------      ------------
FEBRUARY 3, 2001                   201      416,207     7,249    (159,995)             0             0       (375)          263,287

Comprehensive loss:
  Net loss                                                        (95,716)
  Minimum pension liability
    net of tax benefit of
    $13,935                                                                      (20,042)
  Cumulative effect of
   accounting change net of
   tax  benefit of $1,244                                                         (1,790)
  Change in fair value of
   cash flow hedges net of
   tax benefit of $635                                                              (912)
Total comprehensive loss                                                                                                   (118,460)

Other                                           390                                                                             390
-----------------------------------------------------------------------------------------------------------------      ------------
FEBRUARY 2, 2002              $    201   $  416,597  $  7,249   $(255,711) $     (22,744) $          0   $   (375)     $    145,217
=================================================================================================================      ============

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                             PREDECESSOR
                                                                   SUCCESSOR COMPANY                           COMPANY
                                               ---------------------------------------------------------- -------------------
                                                   52 WEEKS            53 WEEKS           31 WEEKS             21 WEEKS
                                                     ENDED               ENDED              ENDED               ENDED
                                                  FEBRUARY 2,         FEBRUARY 3,         JANUARY 29,          JUNE 26,
                                                     2002                2001                2000                1999
                                               -----------------     ----------------    ----------------    ----------------
                                                                         (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
    Net (loss) income                            $    (95,716)       $    (99,902)       $    (60,093)       $    469,706
    Adjustments to reconcile net (loss)
      income to net cash provided by
      operating activities:
      Depreciation and amortization                    41,926              41,870              26,176              25,832
      Amortization of excess
        reorganization value                          109,273             111,381              65,132
      Gain on sold/closed stores                                                                                   (2,921)
      Reorganization Items:
        Gain from rejected leases                                                                                 (12,830)
        Write-off of unamortized
          deferred financing fees                                                                                  16,591
        Fresh-start adjustments                                                                                   151,161
      Extraordinary items                                                                                        (654,928)
      Adjustment of excess
        reorganization value                                                                   14,811
      Other - net                                         216                (238)               (941)                120
NET CHANGE IN ASSETS AND LIABILITIES:
    Accounts receivable and
      prepaid expenses                                 (3,956)              2,606               2,445              15,437
    Inventories                                       (12,517)             (3,154)            (11,423)             22,321
    Payables and accrued expenses                       6,291             (16,980)             (9,754)             16,477
    Deferred income taxes                               2,795               4,553              (9,979)
    Other assets                                       (7,423)             (4,302)              2,403               1,464
    Other noncurrent liabilities                       (1,770)              1,317              (3,067)             (4,797)
                                                 ------------        ------------        ------------        ------------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                 39,119              37,151              15,710              43,633
                                                 ------------        ------------        ------------        ------------

                            THE PENN TRAFFIC COMPANY

                                                                                                             PREDECESSOR
                                                                   SUCCESSOR COMPANY                           COMPANY
                                               -------------------------------------------------------    -------------------
                                                  52 WEEKS            53 WEEKS           31 WEEKS             21 WEEKS
                                                    ENDED               ENDED              ENDED                ENDED
                                                  FEBRUARY 2,         FEBRUARY 3,        JANUARY 29,          JUNE 26,
                                                     2002                2001               2000                1999
                                               ----------------    ----------------   ----------------    ----------------
                                                                         (IN THOUSANDS OF DOLLARS)
INVESTING ACTIVITIES:
    Capital expenditures                                (45,672)            (57,982)           (31,468)             (6,279)
    Proceeds from sale of assets                            383               1,551              5,251              17,273
                                                   ------------        ------------       ------------        ------------

NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                  (45,289)            (56,431)           (26,217)             10,994
                                                   ------------        ------------       ------------        ------------

FINANCING ACTIVITIES:
    Net increase (decrease) in
      drafts payable                                      1,877               5,321             (3,332)             (2,677)
    Borrowing of term loan                                                                                         115,000
    Borrowing of revolving debt                         194,800              95,900             33,100
    Repayment of revolving debt                        (180,200)            (78,400)           (33,100)
    Borrowing of former revolver debt                                                                               31,100
    Repayment of former revolver debt                                                                             (144,000)
    Borrowing of DIP revolver debt                                                                                 166,751
    Repayment of DIP revolver debt                                                                                (166,751)
    Payments to settle long-term debt                    (5,062)             (2,296)              (162)             (9,598)
    Reduction of capital lease
      obligations                                        (8,220)            (10,100)            (5,773)             (8,487)
    Payment of debt issuance costs                                                                                  (7,906)
    Purchase of treasury shares                                                (375)
    Exercise of stock options                                 8
                                                   ------------        ------------       ------------        ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                    3,203              10,050             (9,267)            (26,568)
                                                   ------------        ------------       ------------        ------------

(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                       (2,967)             (9,230)           (19,774)             28,059

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    42,529              51,759             71,533              43,474
                                                   ------------        ------------       ------------        ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $     39,562        $     42,529       $     51,759        $     71,533
                                                   ============        ============       ============        ============

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Penn Traffic Company ("Penn Traffic" or the "Company") is primarily engaged in the retail food business and the wholesale food distribution business. As of February 2, 2002 the Company operated 218 supermarkets in Ohio, West Virginia, Pennsylvania, upstate New York, Vermont and New Hampshire, and supplied 88 franchise supermarkets and 68 independent wholesale accounts. The Company also operated eight distribution centers and a bakery.

BASIS OF PRESENTATION All significant intercompany transactions and accounts have been eliminated in consolidation.

Effective June 26, 1999, the Company adopted fresh-start reporting (see Notes 2 and 3).

Certain amounts for prior years have been reclassified to conform to the presentation for the 52-week period ended February 2, 2002 (see "Recently Issued Accounting Standards").

FISCAL YEAR The fiscal year of the Company ends on the Saturday nearest to January 31.

CASH AND SHORT-TERM INVESTMENTS Short-term investments are classified as cash and are stated at cost, which approximates market value. For the purpose of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments with maturity of three months or less at the date of purchase to be cash equivalents.

INVENTORIES Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method of valuation for the vast majority of the Company's inventories. If the first-in, first-out ("FIFO") method had been used by the Company, inventories would have been $3.1 million and $2.4 million higher than reported at February 2, 2002 and February 3, 2001, respectively.

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

        Buildings                               10 to 40 years
        Furniture and fixtures                   3 to 10 years
        Vehicles                                  3 to 8 years
        Leasehold improvements                  10 to 40 years
        Capital leases                              lease term

For the 52-week period ended February 2, 2002 ("Fiscal 2002"), the 52-week period ended February 3, 2001 ("Fiscal 2001"), the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999, depreciation expense was $29.0 million, $28.0 million, $18.0 million and $17.4 million, respectively. For Fiscal 2002, Fiscal 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999, capital lease amortization expense was $6.6 million, $7.6 million, $5.1 million and $3.9 million, respectively.

INTANGIBLES The excess of the costs over the amounts attributed to the fair value of net assets acquired ("Goodwill") is being amortized over 40 years using the straight-line method. In accordance with the implementation of the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company will no longer amortize goodwill or intangible assets with indefinite lives after Fiscal 2002.

Beneficial leases (which were established upon the adoption of fresh-start reporting) represent the present value of the difference between market value rent and contract rent over the remaining term of a lease (see Note 3). Such amounts are being amortized over the remaining lease term (ranging from four to 19 years from June 26, 1999) using the straight-line method.

Excess reorganization value (which was established upon the adoption of fresh-start reporting) represents the total reorganization value in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest-bearing liabilities (see Note 3). This amount is being amortized on a straight-line basis over a three-year period from June 26, 1999. In accordance with SFAS 142, the Company will no longer amortize excess reorganization value after Fiscal 2002.

For Fiscal 2002, Fiscal 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999, amortization of intangibles was $115.6 million, $117.6 million, $68.8 million and $3.9 million, respectively.

OTHER ASSETS Other assets primarily consist of investments, notes receivable, debt issuance costs and prepaid pension expense. The debt issuance costs are being amortized primarily on a straight-line basis over the life of the related debt.

IMPAIRMENT OF LONG-LIVED ASSETS Assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each fiscal year-end, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, such assets are written down to their fair values. The Company performed a comprehensive review of its long-lived assets during Fiscal 2002, Fiscal 2001 and the 31-week period ended January 29, 2000. Based on this review, no assets were deemed to be impaired.

STORE PRE-OPENING COSTS Store pre-opening costs are charged to expense as incurred.

ADVERTISING COSTS The Company's advertising costs are expensed as incurred and included in Selling and administrative expenses in the Consolidated Statement of Operations. Advertising expenses were $35.3 million in Fiscal 2002, $37.3 million in Fiscal 2001, $19.7 million for the 31-week period ended January 29, 2000 and $15.3 million for the 21-week period ended June 26, 1999.

INCOME TAXES Income taxes are provided based on the liability method of accounting. Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their corresponding financial reporting amounts at each year-end.

TRADE ACCOUNTS AND DRAFTS PAYABLE Trade accounts and drafts payable include drafts payable of $39.7 million and $37.8 million at February 2, 2002 and February 3, 2001, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS Penn Traffic adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), in the first quarter of Fiscal 2002. This statement requires all derivative financial instruments to be carried on the balance sheet at fair value, with changes in fair value recorded in comprehensive income and/or net income, depending on the nature of the instrument. The Company currently holds interest rate swap contracts for the purpose of hedging interest rate risk associated with variable-rate debt (see Note 12). Upon the adoption of SFAS 133, the Company recognized in accumulated other comprehensive income a loss of $1.8 million (after tax) representing the cumulative effect of the adoption of this new accounting standard.

     The Company's interest rate swap contracts have been designated as cash flow hedges at the origination date and at February 2, 2002. Accordingly, the change in the fair value of these contracts during Fiscal 2002 (a loss of $0.9 million, after tax) has been recorded in accumulated other comprehensive income.

     The Company's Consolidated Statement of Operations for Fiscal 2002 reflects the Company's implementation of EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" as codified by EITF Issue Number 01-9, "Accounting for Consideration Given by Vendors to a Customer" ("EITF 00-14") in Fiscal 2002. EITF 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives offered by companies in the form of discounts, coupons or rebates. In connection with the implementation of this new accounting pronouncement, Penn Traffic has made certain reclassifications between "Revenues" and "Costs and Operating Expenses" in the Company's Consolidated Statement of Operations for Fiscal 2002. These reclassifications result in an equal decrease to the Company's reported Revenues and Costs and Operating Expenses. Penn Traffic has also reclassified the Company's prior year financial statements for comparability purposes.

     In addition, the Company made certain other reclassifications of expenses in the Consolidated Statement of Operations between "Cost of sales" and "Selling and administrative expenses" for Fiscal 2002, Fiscal 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999. After such reclassifications, the "Cost of sales" caption includes cost of goods sold including the cost of distributing such products to the Company's retail stores and wholesale/franchise accounts. In contrast, in the Company's historic income statement classifications, the Cost of sales caption also included buying and occupancy costs. These costs are now included under the caption, "Selling and administrative expenses." The Company believes that after these reclassifications, Penn Traffic's income statement presentation is more consistent with the majority of public companies in the supermarket industry than its historic presentation. The implementation of EITF 00-14 and these other reclassifications do not have any effect on Penn Traffic's reported Operating
(Loss) Income, EBITDA or Net (Loss) Income.

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

     Penn Traffic will adopt SFAS 142 in the first quarter of the 52-week period ending February 1, 2003 ("Fiscal 2003"). The Company will not record any amortization of excess reorganization value or goodwill in its Consolidated Statement of Operations for periods after Fiscal 2002. Penn Traffic will test the carrying value of the excess reorganization value and goodwill assets for impairment in conjunction with the adoption of SFAS 142 and at least annually thereafter. Excess reorganization value and goodwill were amortized at a rate of approximately $110 million annually in Fiscal 2002, Fiscal 2001 and the 31-week period ended January 29, 2000 and will have a carrying value of approximately $51 million at the date of adoption of this standard. Other than the elimination of the amortization of excess reorganization value and goodwill, the Company has not yet determined the effect that adoption of SFAS 142 will have on its financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed Of," ("SFAS 121"). SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principle Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will adopt SFAS 144 in the first quarter of Fiscal 2003. The Company is currently evaluating the impact this pronouncement will have on its financial statements.

NOTE 2 - REORGANIZATION:

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

     Consummation of the Plan has resulted in (1) the former $732.2 million principal amount of the Company's senior notes being exchanged for $100 million of new senior notes (the "Senior Notes") and 19,000,000 shares of newly issued common stock (the "Common Stock"), (2) the former $400 million principal amount of senior subordinated notes being exchanged for 1,000,000 shares of Common Stock and six-year warrants to purchase 1,000,000 shares of Common Stock having an exercise price of $18.30 per share, (3) holders of Penn Traffic's formerly issued common stock receiving one share of Common Stock for each 100 shares of common stock held immediately prior to the Petition Date, for a total of 106,955 new shares and (4) the cancellation of all outstanding options and warrants to purchase shares of the Company's former common stock. The Plan also provides for issuance to officers and key employees options to purchase up to 2,297,000 shares of Common Stock. The Company's Common Stock and warrants to purchase common stock are currently trading on the Nasdaq National Market under the symbols "PNFT" and "PNFTW," respectively.

     The Plan also provided for payment in full of all of the Company's obligations to its other creditors.

     On the Effective Date, in connection with the consummation of the Plan, the Company entered into a new $320 million secured credit facility (the "Credit Facility"). The Credit Facility includes (1) a $205 million revolving credit facility (the "Revolving Credit Facility") and (2) a $115 million term loan (the "Term Loan"). The lenders under the Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. Proceeds from the Credit Facility were used to satisfy the Company's obligations under its debtor-in-possession financing (the "DIP Facility") and pay certain costs of the reorganization process and are available to satisfy the Company's ongoing working capital and capital expenditure requirements.

NOTE 3 - FRESH-START REPORTING:

     As of the Effective Date, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In connection with the adoption of fresh-start reporting, a new entity has been created for financial reporting purposes. The Effective Date is considered to be the close of business on June 26, 1999, for financial reporting purposes. The period ended on June 26, 1999 has been designated "Predecessor Company" and the periods subsequent to June 26, 1999, have been designated "Successor Company." As a result of the implementation of fresh-start reporting, the financial statements of the Company after the Effective Date are not comparable to the Company's financial statements for prior periods. In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. The fair value of the Company's long-lived assets was determined, in part, using information provided by third-party appraisers.

     The reorganization value of the Company is reflected as the debt and equity value of the new company, as of the Effective Date. To facilitate the calculation of the reorganization value, the Company developed a set of financial projections. Based on these financial projections, the reorganization value was determined by the Company with the assistance of a financial advisor using various valuation methods, including (1) a comparison of the Company and its projected performance to how the market values comparable companies, (2) a calculation of the present value of the free cash flows under the projections, including an assumption for a terminal value and (3) negotiations with an informal committee of the Company's noteholders. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, which are not guaranteed.

     The total reorganization value as of the Effective Date was approximately $750 million, which was approximately $327.8 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities. Such excess is classified as "Excess reorganization value" in the accompanying Consolidated Balance Sheet. This amount is being amortized on a straight-line basis over a three-year period from June 26, 1999. In connection with the implementation of SFAS 142, the Company will no longer amortize excess reorganization value after Fiscal 2002.

     The total outstanding indebtedness (including capital leases) as of the Effective Date was approximately $326.3 million. The Stockholders' Equity on the Effective Date of approximately $423.7 million was established by deducting such total outstanding indebtedness of $326.3 million from the reorganization value of $750 million. Stockholders' Equity includes $7.2 million representing the fair value of the warrants to purchase shares of Common Stock distributed in conjunction with the consummation of the Plan.

NOTE 4 - SPECIAL CHARGE:

     During the 21-week period ended June 26, 1999, the Company decided to begin a process to refine the scope of the nonfood merchandise carried in its 15 Big Bear Plus combination stores to a smaller number of key growth categories with a greater depth of variety in each category. Accordingly, during the 21-week period ended June 26, 1999, the Company recorded a special charge of $3.9 million associated with this repositioning of these stores. This charge, which consists of estimated inventory markdowns for discontinued product lines, is included in cost of sales.

NOTE 5 - UNUSUAL ITEMS:

     During Fiscal 2001, the Company recorded (1) an unusual item (income) of $3.0 million associated with a reduction in the estimate of a pension withdrawal liability which had been included in a $68.2 million special charge associated with the Store Rationalization Program, as described below, which the Company had recorded in the fiscal year ended January 29, 1999 ("Fiscal 1999") and (2) an unusual item (expense) of $1.3 million related to the implementation of a warehouse consolidation project.

     During the 31-week period ended January 29, 2000, the Company recorded unusual items of (1) $5.5 million (expense) associated with the restructuring of certain executive compensation agreements and (2) $1.9 million (expense) associated with an early retirement program for certain eligible employees. During the 21-week period ended June 26, 1999, the Company recorded unusual items (income) of $4.6 million related to (1) a reduction of closed store reserves accrued in Fiscal 1999 in connection with the Store Rationalization Program and (2) a gain on the disposition of certain assets sold in connection with the Store Rationalization Program as described below.

     Between the middle of 1998 and May 1999, Penn Traffic implemented the Store Rationalization Program ("Store Rationalization Program") to divest itself of certain marketing areas and to close other underperforming stores. In connection with the Store Rationalization Program, Penn Traffic sold 21 stores and closed 29 stores. During Fiscal 1999, the Company recorded a special charge of $68.2 million related to the Store Rationalization Program.

NOTE 6 - INTEREST EXPENSE:

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

NOTE 7 - REORGANIZATION ITEMS:

     Reorganization items (expense) consist of the following items:

                                           PREDECESSOR
                                             COMPANY
                                     -----------------------
                                          21 WEEKS ENDED
                                          JUNE 26, 1999
                                     -----------------------
                                    (IN THOUSANDS OF DOLLARS)
     Fresh-start adjustments              $     151,161
     Gain from rejected leases                  (12,830)
     Write-off of unamortized
         deferred financing fees                 16,591
     Professional fees                           12,109
                                          -------------

           Total Expense                  $     167,031
                                          =============

     The gain from rejected leases listed above is the difference between the estimated allowed claims for rejected leases and liabilities previously recorded for such leases. The professional fees listed above include accounting, legal, consulting and other miscellaneous services associated with the implementation of the Plan.

NOTE 8 - INCOME TAXES:

     The provision for income taxes was as follows:

                                                                                             PREDECESSOR
                                                                SUCCESSOR COMPANY              COMPANY
                                                      -------------------------------------  -----------
                                                        52 WEEKS      53 WEEKS    31 WEEKS    21 WEEKS
                                                          ENDED         ENDED       ENDED       ENDED
                                                       FEBRUARY 2,   FEBRUARY 3, JANUARY 29,   JUNE 26,
                                                          2002          2001        2000        1999
                                                      -------------  ----------  ----------  -----------
                                                                    (IN THOUSANDS OF DOLLARS)
Current Tax Provision:
   Federal income                                     $       5,987  $      307  $      (44) $
   State income                                               2,636         829          90           60
                                                      -------------  ----------  ----------  -----------
                                                              8,623       1,136          46           60
                                                      -------------  ----------  ----------  -----------
Deferred Tax Provision:
   Federal income                                             2,165       6,877       3,787
   State income                                                 630       1,580       1,107
                                                      -------------  ----------  ----------  -----------
                                                              2,795       8,457       4,894
                                                      -------------  ----------  ----------  -----------

Provision for income taxes                            $      11,418  $    9,593  $    4,940  $        60
                                                      =============  ==========  ==========  ===========

         The differences between income taxes computed using the statutory federal income tax rate and those shown in the Consolidated Statement of Operations are summarized as follows:

                                                                                             PREDECESSOR
                                                                SUCCESSOR COMPANY              COMPANY
                                                      -------------------------------------  -----------
                                                        52 WEEKS      53 WEEKS    31 WEEKS    21 WEEKS
                                                          ENDED         ENDED       ENDED       ENDED
                                                       FEBRUARY 2,   FEBRUARY 3, JANUARY 29,  JUNE 26,
                                                          2002          2001       2000         1999
                                                      -------------  ----------  ----------  -----------
                                                                    (IN THOUSANDS OF DOLLARS)
Federal (benefit) at statutory rates                  $     (29,504) $  (31,608) $  (19,304) $   (64,807)
State income taxes net of federal
   income tax effect                                          2,123       1,566         778      (10,870)
Nondeductible amortization of excess
   reorganization value and goodwill                         38,245      38,983      22,796        1,303
Miscellaneous items                                             629         727         714
Tax credits                                                     (75)        (75)        (44)
Valuation allowance                                                                               74,434
                                                      -------------  ----------  ----------  -----------

Provision for income taxes                            $      11,418  $    9,593  $    4,940  $       60
                                                      =============  ==========  ==========  ===========

     Components of deferred income taxes at February 2, 2002, and February 3, 2001, were as follows:

                                       FEBRUARY 2,    FEBRUARY 3,
                                          2002          2001
                                      ------------   -------------
                                       (IN THOUSANDS OF DOLLARS)
Deferred Tax Liabilities:
   Fixed assets                       $     68,261   $     68,797
   Inventory                                28,057         28,038
   Beneficial leases and goodwill           21,420         21,776
   Pensions                                  4,474          6,512
                                      ------------   ------------

                                      $    122,212   $    125,123
                                      ============   ============
Deferred Tax Assets:
   Nondeductible accruals             $     42,363   $     32,336
   Capital leases                           12,573         12,493
   Tax credit carryforwards                    249            249
                                      ------------   ------------

                                      $     55,185   $     45,078
                                      ============   ============

Net Deferred Tax Liability            $     67,027   $     80,045
                                      ============   ============

     In Fiscal 2002, the Company recorded a provision for income taxes of approximately $11.4 million. In addition, in Fiscal 2002 the Company recorded a benefit for income taxes (1) approximately $13.9 million associated with the recording of a minimum pension liability and the write-off of certain prepaid pension assets and (2) approximately $1.9 million associated with the recording of a liability equal to the fair value of the Company's interest rate swap contracts.

     The Company recorded provisions for income taxes for Fiscal 2001 and the 31-week period ended January 29, 2000 of approximately $9.6 million and $4.9 million, respectively. The Company recorded no income tax benefit relating to the net operating loss generated during the 21-week period ended June 26, 1999, as such loss was offset by a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. Due to the operating loss carryforward described below, the Company did not pay any income taxes for the 52-week period ended January 29, 2000 (other than $0.2 million of franchise taxes).

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

     The Company made cash payments of approximately $6.2 million and $0.5 million for income taxes in Fiscal 2002 and Fiscal 2001, respectively.

NOTE 9 - EXTRAORDINARY ITEMS:

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

NOTE 10 - NET LOSS PER SHARE:

     Net loss per share is computed based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard requires presentation of basic earnings per share ("EPS") computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all potentially dilutive shares outstanding (i.e., options and warrants) during the period. Income used in the EPS calculation is net loss for Fiscal 2002, Fiscal 2001 and the 31-week period ended January 29, 2000. Shares used in the calculation of basic and diluted EPS were:

                                               52 WEEKS        53 WEEKS        31 WEEKS
                                                 ENDED           ENDED           ENDED
                                              FEBRUARY 2,     FEBRUARY 3,     JANUARY 29,
                                                 2002            2001            2000
                                              ------------   -------------   ------------
                                                            (IN THOUSANDS)
Shares used in the calculation of
   Basic EPS (weighted average
   shares outstanding)                             20,056          20,084          20,107

   Effect of potentially dilutive securities            0               0               0
                                              -----------     -----------     -----------
Share used in the calculation
   of Diluted EPS                                  20,056          20,084          20,107
                                              ===========     ===========     ===========

     The Fiscal 2002 calculation of diluted EPS excludes the effect of incremental common stock equivalents aggregating 54,608 shares, since they would have been antidilutive given the net loss for the year. In addition, the number of shares used in the calculation of diluted EPS for Fiscal 2002 excludes options and warrants for the purchase of 1,239,170 shares and 1,000,000 shares, respectively, for which the exercise price was greater than the average market price of common shares for the year.

     The Fiscal 2001 calculation of diluted EPS excludes the effect of incremental common stock equivalents aggregating 1,677 shares, since they would have been antidilutive given the net loss for the year. The number of shares used in the calculation of diluted EPS for Fiscal 2001 also excludes additional options for the purchase of 1,436,274 shares and warrants for the purchase of 1,000,000 shares, respectively, for which the exercise price was greater than the average market price of common shares for the year.

     There were no incremental potentially dilutive securities for the 31-week period ended January 29, 2000, as the exercise price for options 1,459,500 shares and outstanding warrants 1,000,000 shares was greater than the average market price of common shares for such period.

     Net loss per share data is not presented for the period ended June 26, 1999, because of the general lack of comparability as a result of the revised capital structure of the Company.

NOTE 11 - LEASES:

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

     For Fiscal 2002, Fiscal 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999, capital lease amortization expense was $6.6 million, $7.6 million, $5.1 million and $3.9 million, respectively. The following is an analysis of the leased property under capital leases by major classes:

                                       ASSET BALANCES AT:
                                  FEBRUARY 2,      FEBRUARY 3,
                                     2002             2001
                                  ------------    ------------
                                    (IN THOUSANDS OF DOLLARS)
Store facilities                  $    49,692      $    51,943
Warehousing and distribution            7,666            8,033
Other                                   2,562              429
                                  -----------      -----------

Total                             $    59,920      $    60,405
Less: Accumulated amortization        (15,173)          (9,593)
                                  -----------      -----------

Capital lease assets, net         $    44,747      $    50,812
                                  ===========      ===========

     The following is a summary by year of future minimum rental payments for capitalized leases and for operating leases that have initial or remaining noncancelable terms in excess of one year as of February 2, 2002:

Fiscal Years Ending:                             TOTAL        OPERATING       CAPITAL
                                              -----------    -----------    -----------
                                                      (IN THOUSANDS OF DOLLARS)
February 1, 2003                              $    49,579    $    32,864    $    16,715
January 31, 2004                                   45,499         31,019         14,480
January 29, 2005                                   41,570         27,941         13,629
January 28, 2006                                   38,860         25,979         12,881
February 3, 2007                                   36,391         23,537         12,854
Later years                                       200,617        149,623         50,994
                                              -----------    -----------    -----------
Total minimum lease payments                  $   412,516    $   290,963        121,553
                                              ===========    ===========
Less: Estimated amount representing interest                                    (46,149)
                                                                            -----------
Present value of net minimum capital
   lease payments                                                                75,404
Less: Current portion                                                            (8,329)
                                                                            -----------

Long-term obligations under capital leases                                  $    67,075
                                                                            ===========

     Future minimum rentals have not been reduced by minimum sublease rental income of $12.3 million due in the future under noncancelable subleases. During Fiscal 2002, the Company incurred new capital lease obligations of $2.3 million associated with leased equipment. The Company incurred no new capital lease obligations during Fiscal 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999.

     Minimum rental payments for operating leases were as follows:

                                                                    PREDECESSOR
                                        SUCCESSOR COMPANY             COMPANY
                           ---------------------------------------  ----------
                             52 WEEKS      53 WEEKS      31 WEEKS    21 WEEKS
                               ENDED         ENDED         ENDED       ENDED
                            FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,   JUNE 26,
                               2002          2001          2000        1999
                           -------------  -----------   ----------  -----------
                                          (IN THOUSANDS OF DOLLARS)
Minimum rentals            $      36,734  $   37,761    $   22,245  $   16,693
Contingent rentals                   543         564           305         334
Less:  Sublease payments          (6,541)     (6,508)       (4,466)     (3,325)
                           -------------  ----------    ----------  ----------

Net rental payments        $      30,736  $   31,817    $   18,084  $   13,702
                           =============  ==========    ==========  ==========

NOTE 12 - LONG-TERM DEBT:

     The long-term debt of Penn Traffic consisted of the obligations described below as of the dates set forth:

                                              FEBRUARY 2,     FEBRUARY 3,
                                                 2002            2001
                                            --------------  --------------
                                               (IN THOUSANDS OF DOLLARS)
Secured Term Loan                           $     108,250    $     113,000
Secured Revolving Credit Facility                  32,100           17,500
Other Secured Debt                                 12,362           12,674
11% Senior Notes due June 29, 2009                100,000          100,000
                                            -------------    -------------

Total Debt                                  $     252,712    $     243,174
Less: Current maturities of long-term debt         (7,066)          (5,062)
                                            -------------    -------------

Total Long-Term Debt                        $     245,646    $     238,112
                                            =============    =============

     Amounts maturing during each of the next five fiscal years are: $7.1 million (Fiscal 2003); $10.0 million (Fiscal 2004); $13.0 million (Fiscal 2005); $40.1 million (Fiscal 2006, including amounts outstanding under the Revolving Credit Facility at February 2, 2002), $71.5 million (Fiscal 2007) and $111.1 million thereafter.

     The Company incurred interest expense of $36.1 million, $39.2 million, $22.9 million and $21.8 million, including noncash amortization of deferred financing costs of $0.9 million, $0.9 million, $0.5 million and $1.4 million for Fiscal 2002, Fiscal 2001, the 31-week period ended January 29, 2000, and the 21-week period ended June 26, 1999, respectively. Interest paid was $36.2 million, $37.7 million, $21.0 million and $11.7 million for Fiscal 2002, Fiscal 2001, the 31-week period ended January 29, 2000, and the 21-week period ended June 26, 1999, respectively.

     The estimated fair value of the Company's debt, including current maturities, was approximately $245 million at February 2, 2002, $221 million at February 3, 2001, and $215 million at January 29, 2000. The estimated fair value of the Company's long-term debt has been determined by the Company using market information provided by an investment banking firm as to the fair value of such debt amounts. The estimated fair value of the Company's long-term debt does not necessarily reflect the amount at which the debt could be settled.

     The 11% Senior Notes due June 29, 2009, do not contain any mandatory redemption or sinking fund requirement provisions (other than pursuant to certain customary exceptions including, without limitation, requiring the Company to make an offer to repurchase the Senior Notes upon the occurrence of a change of control), and are optionally redeemable at prices beginning at 106% of par in 2004 and declining annually thereafter to par in 2008, and at 111% of par under other specified circumstances. The indenture for the Senior Notes contains certain negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness, permit additional liens and make certain restricted payments.

     In June 1999 the Company entered into the Credit Facility. The Credit Facility includes (1) the $205 million Revolving Credit Facility and (2) the $115 million Term Loan. The lenders under the Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. The Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations. These include, among other things, restrictions on the Company's ability to incur debt, make capital expenditures and make restricted payments as well as requirements that the Company achieve required levels for Consolidated EBITDA, interest coverage, fixed charge coverage and funded debt ratio (all as defined in the Credit Facility).

     The remaining outstanding balance of the Term Loan will mature on June 30, 2006. The Term Loan consists of a $40 million Tranche A Term Loan ($34 million outstanding at February 2, 2002) and a $75 million Tranche B Term Loan ($74.25 million outstanding at February 2, 2002). Amounts of the Term Loan maturing in future fiscal years are outlined in the following table :

          Fiscal Year Ending       Amount Maturing
          ------------------       ---------------
                             (In thousands of dollars)
          February 1, 2003          $       6,750
          January 31, 2004                  9,750
          January 29, 2005                 12,750
          January 28, 2006                  7,750
          February 3, 2007                 71,250
                                    -------------

                                    $     108,250
                                    =============

     Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility will mature on June 30, 2005. As of February 2, 2002, there were approximately $32.1 million of borrowings and $27.7 million of letters of credit outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $137 million as of February 2, 2002.

     The interest rate on borrowings under the Credit Facility is determined, at the Company's option, as a spread over the London InterBank Offered Rate ("LIBOR") or the prime rate (as defined). The spreads used in such calculations are adjusted on a quarterly basis depending upon the ratio of the Company's total debt (including capital leases) plus outstanding letters of credit to Consolidated EBITDA. The spread over LIBOR or prime utilized in such calculation for each component of the Credit Facility is between the amounts shown below:

                                       LIBOR-BASED           PRIME-BASED
                                       BORROWINGS            BORROWINGS
                                   -------------------   --------------------
Revolving Credit                     1.875% - 2.750%       0.875% - 1.750%

Term Loan A                          1.875% - 2.750%       0.875% - 1.750%

Term Loan B                          2.750% - 3.000%       1.750% - 2.000%

     The Company currently holds interest rate swap contracts with a notional value of $50 million, which expire in April 2005, for the purpose of hedging interest rate risk associated with variable rate debt. Under the terms of these agreements, the Company makes payments at a weighted average fixed interest rate of 7.08% per annum and receives payments at variable interest rates based on LIBOR.

     The weighted average interest rate on borrowings under the Credit Facility (including the effect of the interest rate swap contracts described above) was 6.0% and 9.2% at February 2, 2002 and February 3, 2001, respectively.

NOTE 13 - EMPLOYEE BENEFIT PLANS:

     The majority of the Company's employees are covered by either defined benefit plans or defined contribution plans.

     The following sets forth the net pension expense (income) recognized for the defined benefit pension plans, as well as the benefit obligations, assets and the funded status of the Company's defined benefit pension plans:

                                                                                                   PREDECESSOR
                                                                    SUCCESSOR COMPANY                COMPANY
                                                      ------------------------------------------  ------------
                                                         52 WEEKS       53 WEEKS       31 WEEKS     21 WEEKS
                                                           ENDED          ENDED         ENDED         ENDED
                                                        FEBRUARY 2,    FEBRUARY 3,   JANUARY 29,     JUNE 26,
                                                           2002           2001          2000          1999
                                                      --------------  ------------  ------------  ------------
                                                                       (IN THOUSANDS OF DOLLARS)
Service cost                                          $       3,951    $    4,142    $    3,171    $     2,230
Interest cost                                                13,781        13,578         7,608          5,385
Expected return on plan assets                              (20,097)      (20,113)      (12,139)        (8,714)
Net amortization                                                (62)         (232)          (46)           484
                                                      -------------    ----------    ----------    -----------
Net pension income                                    $      (2,427)   $   (2,625)   $   (1,406)   $      (615)
                                                      =============    ==========    ==========    ===========

                                                         PENSION BENEFITS
                                                     FEBRUARY 2,  FEBRUARY 3,
                                                        2002         2001
                                                    ------------  -----------
                                                    (IN THOUSANDS OF DOLLARS)
Change in benefit obligation:
Benefit obligation at beginning of year             $    192,794  $   175,843
Service cost                                               3,951        4,142
Interest cost                                             13,781       13,578
Settlement of obligations                                 (7,959)
Amendment                                                    438
Actuarial loss                                            11,596       11,131
Benefits paid                                            (12,808)     (11,900)
                                                    ------------  -----------
Benefit obligation at end of year                   $    201,793  $   192,794
                                                    ============  ===========

Change in plan assets:
Fair value of plan assets at beginning of year      $    195,387  $   201,553
Actual (loss) return on plan assets                       (5,442)       3,279
Settlement of obligations                                 (7,122)
Company contributions                                      5,829        2,455
Benefits paid                                            (12,808)     (11,900)
                                                    ------------  -----------
Fair value of plan assets at end of year            $    175,844  $   195,387
                                                    ============  ===========

Funded status of the plans                          $    (25,949) $     2,593
Unrecognized actuarial loss                               50,158       13,289
Unrecognized prior service cost                              438
                                                    ------------  -----------
Net amount recognized                               $     24,647  $    15,882
                                                    ============  ===========

     Components of the amounts recognized in the Company's Consolidated Balance Sheet consist of:

                                              PENSION BENEFITS
                                          FEBRUARY 2,   FEBRUARY 3,
                                             2002          2001
                                          -----------   -----------
                                          (IN THOUSANDS OF DOLLARS)
Prepaid benefit cost                      $   10,409    $    20,375
Accrued benefit liability                    (20,177)        (4,493)
Intangible asset                                 438
Accumulated other comprehensive income        33,977
                                          ----------    -----------
Net amount recognized                     $   24,647    $    15,882
                                          ==========    ===========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $157.2 million, $153.0 million and $132.9 million, respectively, as of February 2, 2002. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $26.6 million, $26.6 million and $23.5 million, respectively, as of February 3, 2001.

     In calculating benefit obligations and plan assets for Fiscal 2002, the Company assumed a weighted average discount rate of 7.25%, compensation increase rate of 3.5% and an expected long-term rate of return on plan assets of 10.5%. In calculating benefit obligations and plan assets for Fiscal 2001, the Company assumed a weighted average discount rate of 7.5%, compensation increase rate of 3.5% and an expected long-term rate of return on plan assets of 10.5%. In calculating benefit obligations and plan assets for the 31-week period ended January 29, 2000, and the 21-week period ended June 26, 1999, the Company assumed a weighted average discount rate of 8.0%, compensation increase rate of 3.5% and an expected long-term rate of return on plan assets of 10.5%.

     Pursuant to Statement of Accounting Standards No. 87, "Employers' Accounting for Pensions," during Fiscal 2002, the Company recognized a pretax loss of $34.0 million ($20.0 million, net of an income tax benefit) in accumulated other comprehensive income. This was comprised of (1) the recording of an additional minimum pension liability of $20.2 million in other noncurrent liabilities (representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets) and (2) a $13.8 million reduction of the prepaid pension assets included in other assets. There was no additional minimum pension liability adjustment as of February 3, 2001, or January 29, 2000.

     The Company's defined benefit plans, other than the Penn Traffic Cash Balance Plan, generally provides a retirement benefit to employees based on (1) specified percentages applied to final average compensation, as defined, coupled with years of service earned to the date of retirement or (2) specific dollar amounts coupled with years of service earned to the date of retirement. The assets of Penn Traffic's defined benefit plans are maintained in separate trusts and are managed by independent investment managers. The assets are invested primarily in equity and long-term and short-term debt securities.

     The Penn Traffic Cash Balance Plan is a defined benefit Plan which assigns account balances to the independent participants. Account balances are credited based on a fixed percentage of each participant's compensation paid for the year, plus interest at a rate comparable to the yield on long-term treasury securities. Upon retirement, employees are permitted to take a lump-sum distribution equal to their account balance, or receive an annuity benefit based on formulas set for the Plan.

     Contributions by the Company to its 401(k) Plan totaled approximately $1.1 million, $1.1 million, $0.4 million and $0.7 million in Fiscal 2002, Fiscal 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999, respectively.

     The Company also contributes to multi-employer pension funds, which cover certain union employees under collective bargaining agreements. Such contributions aggregated $4.6 million, $3.8 million, $1.6 million and $2.1 million in Fiscal 2002, Fiscal 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999, respectively. The applicable portion of the total plan benefits and net assets of these plans is not separately identifiable. The Company is currently the majority contributor to a multi-employer plan covering substantially all of its employees in eastern Pennsylvania. Due to the Company's decision to exit certain markets (see Note
5), the Company has accrued a withdrawal liability to cover its pro rata portion of the unfunded vested benefit obligations in this plan.

     During Fiscal 2002, one of the Company's defined benefit plans was terminated. The assets and liabilities associated with the vested participants in such plan (other than retirees) were transferred to a multi-employer pension fund. The remaining assets and the liabilities associated with retired participants in such plan were transferred into the Penn Traffic Cash Balance Plan.

NOTE 14 - STOCKHOLDERS' EQUITY:

     The 1999 Equity Incentive Plan (the "Equity Plan") was adopted on the Effective Date. The Equity Plan provides for long-term incentives based upon objective, quantifiable measures of the Company's performance over time through the payment of incentive compensation of the types commonly known as stock options. The Equity Plan makes available the granting of options to acquire an aggregate of 2,297,000 shares of Common Stock. All of the Company's officers and employees are eligible to receive options under the Equity Plan. The options expire 10 years after the date of grant and generally vest 20% on the date of grant and 20% on each of the next four anniversary dates. As of February 2, 2002, options to acquire an additional 1,058,000 shares may be granted by the Compensation Committee of the Company's Board of Directors.

     In July 1999, the Company adopted the 1999 Directors' Stock Option Plan (the "Directors Plan"). The Directors Plan makes available to the Company's directors, who are not employees of the Company, options to acquire in the aggregate up to 250,000 shares of Common Stock. Under the terms of the Directors Plan, each eligible director receives as of the date of appointment to the Board of Directors, an option to purchase 20,000 shares of Common Stock (subject to antidilution adjustments) at a price equal to the fair value (as defined in the Directors Plan) of such shares on the date of grant. The Directors Plan also provides for the issuance of additional options annually thereafter as of the first business day after the conclusion of each Annual Meeting of Stockholders of the Company. The options expire 10 years after the date of grant and vest immediately upon issuance. As of February 2, 2002, options to acquire an additional 76,000 shares may be granted under the Directors Plan.

     A summary of the status of the Company's Equity Plan and Directors Plan as of February 2, 2002, February 3, 2001, and January 29, 2000, and the changes during Fiscal 2002, Fiscal 2001 and the 31-week period ended January 29, 2000, are presented below:

                                           Equity Plan                Directors Plan
                                  --------------------------    -------------------------
                                                   Weighted                     Weighted
                                                    Average                      Average
                                      Number        Exercise        Number      Exercise
Plan Options                        of Shares        Price        of Shares       Price
------------                      ------------     ---------    ------------    ---------
Outstanding at June 26, 1999
    Granted                          2,164,500     $   14.53         140,000    $   12.13
    Forfeited                         (845,000)        15.55
                                  ------------     ---------    ------------    ---------

Outstanding at January 29, 2000      1,319,500         13.87         140,000        12.13
    Granted                            129,000          3.94          27,000         5.96
    Forfeited                          (73,500)        12.13
                                  ------------     ---------    ------------    ---------

Outstanding at February 1, 2001      1,375,000         13.03         167,000        11.13
    Granted                            510,000          4.35           7,000         4.48
    Exercised                           (2,000)         3.94
    Forfeited                         (644,000)        16.18
                                  ------------     ---------    ------------    ---------

Outstanding at February 2, 2002      1,239,000     $    7.84         174,000    $   10.86
                                  ============     =========    ============    =========

     As of February 2, 2002, the 1,239,000 options outstanding under the Equity Plan have exercise prices between $3.94 and $12.13 and a weighted average remaining contractual life of 8.5 years. As of February 2, 2002, the 174,000 options outstanding under the Directors Plan have exercise prices between $4.48 and $12.13 and a weighted average remaining contractual life of 7.6 years.

     The following table summarizes information about stock options outstanding at February 2, 2002:

                             OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                       ------------------------------  --------------------
         Exercise                        Remaining
          Price            Shares           Life               Shares
     ----------------  --------------  --------------    ----------------
       $   3.94            107,000           8.8                42,800
           4.35            510,000           9.7               102,000
           4.48              7,000           9.4                 7,000
           5.89             20,000           8.2                20,000
           6.16              7,000           8.4                 7,000
           8.75            140,000           7.6                84,000
          12.13            622,000           7.4               429,200

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), defines a fair value based method of accounting for an employee stock option by which compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), by which compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. The Company has elected to continue to account for its stock-based compensation plans under the provisions of APB 25. No compensation expense has been recognized in the accompanying financial statements for options granted under the Equity Plan or Directors Plan except as described below.

     During Fiscal 2002, options previously granted to certain executives to purchase 497,000 shares at $18.30 per share and 87,000 shares at $8.75 per share were canceled. At the same time, new options to purchase 510,000 shares at $4.35 were granted to the same executives. In accordance with APB 25, such new options are deemed to be variable options and under FASB Interpretation No. 44, variable accounting will apply to the new options to purchase 477,000 shares. This requires recognition of compensation expense for changes in intrinsic option value over the vesting period. Compensation expense recognized in Fiscal 2002 for these options was approximately $0.4 million.

     Prior to the Effective Date, the Company had a 1988 Stock Option plan, a Performance Incentive Plan and a stock option plan for directors. Prior to the Effective Date, there were stock options outstanding under each of these plans. In addition, certain persons previously affiliated with Miller Tabak Hirsch + Co. ("MTH") held warrants to purchase 289,000 shares of common stock ("Old Warrants"). On the Effective Date, pursuant to the Plan, the Company's former common stock was canceled. As a result, all stock options and warrants outstanding as of the Effective Date were canceled.

     Pro forma information regarding Net loss and Net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair values of options granted during Fiscal 2002, Fiscal 2001 and the 31-week period ended January 29, 2000 are as follows:

                                 52 WEEKS         53 WEEKS         31 WEEKS
                                   ENDED            ENDED            ENDED
                                FEBRUARY 2,      FEBRUARY 1,      JANUARY 29,
                                   2002             2001             2000
                             ---------------- ---------------- -------------------
Equal to Market Price           $     2.14       $     1.98       $     4.89

Less than Market Price                1.90             3.18

In excess of Market Price                              2.21             0.30

     The average fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

                                                 52 WEEKS               53 WEEKS               31 WEEKS
                                                  ENDED                  ENDED                  ENDED
                                               FEBRUARY 2,            FEBRUARY 1,            JANUARY 29,
                                                   2002                   2001                   2000
                                            -----------------      -----------------      -----------------
Risk free interest rate                             3.95%                  5.81%                  5.77%

Weighted average expected life (in years)           4.97                   4.65                   3.95

Volatility                                            50%                    50%                    40%

Dividends                                              0                      0                      0

     For purpose of the pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. This pro forma information is as follows:

                                          52 WEEKS             53 WEEKS                31 WEEKS
                                            ENDED                ENDED                   ENDED
                                         FEBRUARY 2,          FEBRUARY 3,             JANUARY 29,
                                            2002                 2001                    2000
                                      -----------------     -----------------      ------------------
                                             (In thousands of dollars, except per share data)
Net loss - as reported                 $    (95,716)          $    (99,902)          $    (60,093)

Net loss - pro forma                        (96,427)              (100,823)               (61,246)

Net loss per share - as reported:
   Basic and diluted                          (4.77)                 (4.97)                 (2.99)

Net loss per share - pro forma:
   Basic and diluted                          (4.81)                 (5.02)                 (3.05)

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

NOTE 15 - RELATED PARTIES:

     During Fiscal 1999 and the first month of Fiscal 2000, the Company's former Chairman and current Chief Financial Officer served as general partner of the managing partner of MTH and Executive Vice President of MTH, respectively. During Fiscal 1999 and the first month of Fiscal 2000, MTH provided financial consulting and business management services to the Company. During Fiscal 1999, the Company paid MTH fees of $1.44 million for such services.

     On February 28, 1999, the Company terminated its agreement with MTH. On March 1, 1999, the Company engaged the services of Hirsch & Fox LLC (an entity formed by the Company's former Chairman and current Chief Financial Officer) to provide financial consulting and business management services during the pendency of the Bankruptcy Cases, for which the Company agreed to pay Hirsch & Fox LLC a management fee at an annual rate of $1.45 million. On the Effective Date, the Company and Hirsch & Fox LLC entered into a new two-year management agreement pursuant to which Hirsch & Fox LLC provided the services of the principals of Hirsch & Fox LLC as Chairman and Vice Chairman, respectively, of the Executive Committee of the Company. In return for these services, Hirsch & Fox LLC received management fees at an annual rate of $1.45 million. As a result of the foregoing, during Fiscal 2001 the Company paid Hirsch & Fox LLC fees of $1.33 million.

     At the end of Fiscal 2000, the Company and Hirsch & Fox LLC agreed to terminate the management agreement prior to its expiration and the Company made a payment of $4.9 million to Hirsch & Fox LLC in full satisfaction of all amounts payable under such agreement and in return for the cancellation of options to purchase 840,000 shares of Common Stock held by one of the members of Hirsch & Fox LLC. Such agreement was executed on February 1, 2000. Simultaneous with the termination of the management agreement, the Company entered into an employment agreement with Martin A. Fox, one of the members of Hirsch & Fox LLC, pursuant to which the Company agreed to employ Mr. Fox as the Company's Executive Vice President and Chief Financial Officer. On December 19, 2001, the Company entered into an amended and restated employment agreement with Mr. Fox.

NOTE 16 - COMMITMENTS AND CONTINGENCIES:

     The Company enters into various purchase commitments in the normal course of business. No losses are expected to result from these purchase commitments.

     The Company and its subsidiaries are involved in several lawsuits, claims and inquiries, most of which are routine to the nature of the business. Estimates of the future liability of these matters are based on an evaluation of currently available facts regarding each matter. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated.

     Based on management's evaluation, the resolution of these matters will not materially affect the financial position, results of operations or liquidity of the Company.

NOTE 17 - SEGMENT INFORMATION

     The Company sells and distributes products that are typically found in supermarkets. In the fourth quarter of Fiscal 2002, management reevaluated its reportable operating segments to more closely reflect how the business is currently analyzed and evaluated. The Company has two reportable segments: the Retail Food Business and the Wholesale Food Distribution Business. The Retail Food Business consists of more than 200 stores which the Company operates. The Wholesale Food Distribution Business supplies independently owned supermarkets located primarily in New York and Pennsylvania with food and non-food products.

     The Company's senior management utilizes more than one measurement to evaluate segment performance and allocate resources. However, the dominant measures utilized are (1) Revenues and (2) EBITDA before unallocated expenses/income.

     The accounting policies of the reportable segments are the same as those described in Note 1 except that the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level.

     The table below presents Revenues and EBITDA by reportable segment:

                                                               WHOLESALE
                                          RETAIL                  FOOD
                                           FOOD               DISTRIBUTION              TOTAL
                                    -------------------    -------------------    -------------------
                                                       (IN THOUSANDS OF DOLLARS)
52 WEEKS ENDED FEBRUARY 2, 2002

Revenues                              $   2,113,012          $     274,781          $   2,387,793
EBITDA (1)                                  144,541(2)              17,890                162,431

53 WEEKS ENDED FEBRUARY 1, 2001

Revenues                              $   2,114,731          $     278,152          $   2,392,883
EBITDA (1)                                  140,308(3)              19,080                159,388

31 WEEKS ENDED JANUARY 29, 2000

Revenues                              $   1,238,148          $     167,047          $   1,405,195
EBITDA (1)                                   89,579                 10,710                100,289

21 WEEKS ENDED JUNE 26, 1999

Revenues                              $     838,433          $     119,063          $     957,496
EBITDA (1)                                   49,379                  6,475                 55,854

     Reconciliation of Total segment revenues to Consolidated revenues and Total EBITDA for reportable segments to Loss before income taxes and extraordinary items:

                                                                                           PREDECESSOR
                                                SUCCESSOR COMPANY                            COMPANY
                             --------------------------------------------------------    ----------------
                                52 WEEKS           53 WEEKS             31 WEEKS            21 WEEKS
                                 ENDED               ENDED                ENDED               ENDED
                               FEBRUARY 2,         FEBRUARY 1,         JANUARY 29,           JUNE 26,
                                  2002                2001                2000                1999
                             ----------------    ----------------    ----------------    ----------------
REVENUES:
Total segment revenues        $  2,387,793        $  2,392,883        $  1,405,195        $    957,496
Other revenues (4)                  16,509              20,412              16,741              11,754
                              ------------        ------------        ------------        ------------
    Consolidated revenues     $  2,404,302        $  2,413,295        $  1,421,936        $    969,250
                              ============        ============        ============        ============

EBITDA (1):
Total EBITDA for
    reportable segments       $    162,431        $    159,388        $    100,289        $     55,854
New England Lease income                                 5,726               7,443               5,086
Unallocated expenses/income        (58,782)            (63,230)            (40,354)            (31,167)
Special charge (5)                                                                              (3,900)
Unusual items (6)                                        1,741              (7,408)              4,631
Depreciation and amortization      (41,926)            (41,870)            (26,176)            (25,832)
Amortization of excess
    reorganization value          (109,273)           (111,381)            (65,132)
LIFO provision                        (648)             (1,519)               (892)             (1,009)
Interest expense                   (36,100)            (39,164)            (22,923)            (21,794)
Reorganization items                                                                          (167,031)
                              ------------        ------------        ------------        ------------
Loss before income taxes
    and extraordinary items   $    (84,298)       $    (90,309)       $    (55,153)       $   (185,162)
                              ============        ============        ============        ============

     (1) EBITDA is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value, LIFO provision, special charges, unusual items, reorganization items and extraordinary items.

     (2) Retail Food EBITDA for the 52-week period ended February 2, 2002 includes loyalty card startup costs of $2.4 million.

     (3) Retail Food EBITDA for the 53-week period ended February 3, 2001 includes loyalty card startup costs of $1.5 million and startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $1.1 million.

     (4) Other Revenues include income associated with the Company's prior lease of 10 stores in New England to another supermarket chain which expired in August 2000 of $5.7 million, $7.4 million and $5.1 million for the 53-week period ended February 3, 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999.

     (5)  See Note 4 to the Consolidated Financial Statements.

     (6)  See Note 5 to the Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this Item is incorporated herein by reference to the captions "Election of Directors" and "Executive Officers" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 17, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 17, 2002. The information set forth in "Compensation and Stock Option Committee" and "Performance Graph" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 17, 2002, is not deemed "filed" as a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 17, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the caption "Compensation of Directors" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 17, 2002.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The index for Financial Statements and Supplementary Data is on page 45 under Item 8 of this Form 10-K.

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

   4.3       Form of Common Stock Certificate (incorporated by reference to
             Exhibit 4.2 to Form 10-K filed on January 28, 1995).

   4.4 Form of Warrant Certificate adopted as part of Joint Plan (incorporated by reference to Exhibit 1 to Form 8-A12G filed on June 29, 1999).

EXHIBITS NO.                                 DESCRIPTION
-----------                                  -----------

  *10.1 Amended and Restated Employment Agreement of Joseph V. Fisher, dated December 19, 2001.

   10.2 Management Agreement of Hirsch & Fox LLC, dated June 29, 1999 (incorporated by reference to Exhibit 10.23 to Form 10-Q filed on September 14, 1999).

   10.2A Amended and Restated Management Agreement of Hirsch & Fox LLC, dated December 2, 1999 (incorporated by reference to Exhibit 10.23A to Form 10-Q filed on December 14, 1999).

   10.2B Termination of Management Agreement dated January 31, 2000 among Hirsch & Fox LLC, Gary D. Hirsch, Martin A. Fox and Penn Traffic (incorporated by reference to Exhibit 10.3B to Form 10-K filed on April 28, 2000).

  *10.3 Amended and Restated Employment Agreement of Martin A. Fox, dated December 19, 2001.

   10.4      1999 Equity Incentive Plan (incorporated by reference to Exhibit
             10.24 to Form 10-Q filed on September 14, 1999).

   10.5      1999 Directors' Stock Option Plan (incorporated by reference to
             Exhibit 10.25 to Form 10-Q filed on September 14, 1999).

   10.6 Supplemental Retirement Plan for Non-Employee Executives (incorporated by reference to Exhibit 10.26 to Form 10-Q filed on September 14, 1999).

   10.7      Registration Rights Agreement (incorporated by reference to Exhibit
             10.27 to Form 10-Q filed on September 14, 1999).

   10.8 Revolving Credit and Term Loan Agreement dated as of June 29, 1999, by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 14, 1999).

   10.8A Amendment No. 1 to the Revolving Credit and Term Loan Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.10A to Form 10-Q filed on September 12,
             2000).

EXHIBITS NO.                           DESCRIPTION
-----------                            -----------

   10.8B Amendment No. 2 to the Revolving Credit and Term Loan Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the lenders party thereto (incorporated by reference to Exhibit 10.10B to Form 10-Q filed on November 3,
             2001).

  *10.8C Amendment No. 3 to the Revolving Credit and Term Loan Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the lenders party thereto.

   10.9 Collateral and Security Agreement, dated as of June 29, 1999, made by Penn Traffic and certain of its subsidiaries in favor of Fleet Capital Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 14, 1999).

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

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during fiscal quarter ended February 2, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PENN TRAFFIC COMPANY

              MAY 3, 2002               By:   /s/ Joseph V. Fisher
            --------------                   ----------------------------------
                 DATE                         Joseph V. Fisher
                                              President, Chief Executive Officer
                                              and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Martin A. Fox                             /s/ Randy P. Martin
------------------------------------          ----------------------------------
Martin A. Fox                                 Randy P. Martin
Executive Vice President, Chief               Vice President Finance and Chief
Financial Officer and Director                Accounting Officer

              MAY 3, 2002                                MAY 3, 2002
            --------------                             ---------------
                 DATE                                        DATE

/s/ Byron E. Allumbaugh                       /s/ Kevin P. Collins
------------------------------------          ----------------------------------
Byron E. Allumbaugh, Director                 Kevin P. Collins, Director

              MAY 3, 2002                                MAY 3, 2002
            --------------                             ---------------
                 DATE                                        DATE

/s/ David B. Jenkins                          /s/ Gabriel S. Nechamkin
------------------------------------          ----------------------------------
David B. Jenkins, Director                    Gabriel S. Nechamkin, Director

              MAY 3, 2002                                MAY 3, 2002
            --------------                             ---------------
                 DATE                                        DATE

/s/ Lief D. Rosenblatt                        /s/ Mark D. Sonnino
------------------------------------          ----------------------------------
Lief D. Rosenblatt, Director                  Mark D. Sonnino, Director

              MAY 3, 2002                                MAY 3, 2002
            --------------                             ---------------
                 DATE                                        DATE

/s/ Peter L. Zurkow
------------------------------------
Peter L. Zurkow, Chairman of
the Board of Directors

              MAY 3, 2002
            --------------
                 DATE

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
Reserve deducted from asset to
   which it applies:

SUCCESSOR COMPANY:
-----------------
FOR THE 52 WEEKS ENDED
   FEBRUARY 2, 2002

   Provision for doubtful accounts    $     4,634   $        399   $     2,926(1)   $     2,107
                                      ===========   ============   ===========      ===========


FOR THE 53 WEEKS ENDED
   FEBRUARY 3, 2001

   Provision for doubtful accounts    $    10,561   $      2,048   $     7,975(1)   $     4,634
                                      ===========   ============   ===========      ===========


FOR THE 31 WEEKS ENDED
   JANUARY 29, 2000

   Provision for doubtful accounts    $     8,650   $      1,965   $        54(1)   $    10,561
                                      ===========   ============   ===========      ===========

   Tax valuation allowance            $   104,321   $          0   $   104,321(2)   $         0
                                      ===========   ============   ===========      ===========

PREDECESSOR COMPANY:
-------------------
FOR THE 21 WEEKS ENDED
   JUNE 26, 1999

   Provision for doubtful accounts    $     5,731   $      3,598   $       679(1)   $     8,650
                                      ===========   ============   ===========      ===========

   Tax valuation allowance            $   104,321   $          0   $         0      $   104,321
                                      ===========   ============   ===========      ===========


     (1)  Uncollectible receivables written off, net of recoveries.

     (2) Valuation allowance eliminated due to the implementation of fresh-start reporting.

                            THE PENN TRAFFIC COMPANY

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized below is quarterly financial data for the fiscal years ended February 2, 2002 ("Fiscal 2002"), and February 3, 2001 ("Fiscal 2001"):

                                                                      Fiscal 2002
                                        --------------------------------------------------------------------------
                                            1st                 2nd                 3rd                 4th
                                        --------------     ---------------    -----------------    ---------------
                                          13 Weeks           13 Weeks            13 Weeks            13 Weeks
                                           Ended               Ended               Ended               Ended
                                           May 5,            August 4,          November 3,         February 2,
Description                                 2001               2001                2001              2002 (1)
-----------                             --------------     ---------------    -----------------    ---------------
                                                    (In thousands of dollars, except per share data)
Revenues                                  $  579,055         $  611,504         $   598,766          $   614,977
Gross Margin                                 156,643            166,446             162,094              170,409
Net loss (3)                                 (27,135)           (22,002)            (26,402)             (20,177)
Per common share data
   (Basic and Diluted):
   Net loss (3)                           $    (1.35)        $    (1.10)        $     (1.32)         $     (1.00)

No dividends were paid on common stock
   during Fiscal 2002.

EBITDA (4)                                $   21,351         $   29,537         $    22,156          $    30,605
Depreciation and amortization                 10,454             10,532              10,443               10,497
LIFO provision (benefit)                         625                625                 625               (1,227)
Capital expenditures, including
   capital leases and acquisitions            11,149             11,311              10,606               14,942

MARKET VALUE PER COMMON
   SHARE:
     High                                 $    7.440         $    6.470         $     5.350          $    7.390
     Low                                       4.000              4.060               4.330               4.400

                            THE PENN TRAFFIC COMPANY

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED) CONTINUED:

                                                                     Fiscal 2001
                                        ------------------------------------------------------------------------
                                            1st                 2nd                3rd                4th
                                        --------------     ---------------    ---------------    ---------------
                                          13 Weeks           13 Weeks           13 Weeks           14 Weeks
                                           Ended               Ended              Ended              Ended
                                         April 29,           July 29,          October 28,        February 3,
Description                                 2000               2000               2000             2001 (1)
-----------                             --------------     ---------------    ---------------    ---------------
                                                   (In thousands of dollars, except per share data)
Revenues                                  $  566,087         $  602,123         $   585,366        $   659,719
Gross Margin                                 153,929            162,188             155,771            180,364
Net loss  (2) (3)                            (26,727)           (23,564)            (28,344)           (21,267)
Per common share data
   (Basic and Diluted):
   Net loss  (2) (3)                      $    (1.33)        $    (1.17)        $     (1.41)       $     (1.06)

No dividends were paid on common stock
   during Fiscal 2001.

EBITDA (4)                                $   22,048         $   28,203         $    19,538        $    32,095
Depreciation and amortization                 10,224             10,310              10,893             10,443
LIFO provision                                   500                500                 500                 19
Capital expenditures, including
   capital leases and acquisitions            21,789             13,145              13,030             10,018

MARKET VALUE PER COMMON
   SHARE:
     High                                 $    8.750         $    8.800         $     8.000        $    4.875
     Low                                       6.125              4.688               4.625             3.250

FOOTNOTES:

(1) Comparisons of financial data for the fourth quarters of Fiscal 2002 and Fiscal 2001 are affected by the additional week in the fourth quarter of Fiscal 2001.

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

(3) The tax provisions for each quarter of Fiscal 2002 and Fiscal 2001 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

(4) "EBITDA" is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value, LIFO provision and unusual items. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company reports EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.