Form 10-Q
period 2002-05-04
PENN TRAFFIC CO
filed 2002-06-18
CIK 77155

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


                   For the Quarterly Period Ended May 4, 2002

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

                                 YES |X| NO |_|

 Common stock, par value $.01 per share: 20,064,264 shares outstanding as of
                                 June 7, 2002

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                   13 WEEKS          13 WEEKS
                                                    ENDED             ENDED
                                                    MAY 4,            MAY 5,
                                                     2002              2001
                                                 -------------     -------------
REVENUES                                           $ 576,372         $ 579,055

COST AND OPERATING EXPENSES:
  Cost of sales                                      416,009           422,412
  Selling and administrative expenses                149,743           146,371
  Amortization of excess reorganization value                           27,318
                                                   ---------         ---------

OPERATING INCOME (LOSS)                               10,620           (17,046)
  Interest expense                                     8,511             9,530
                                                   ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                      2,109           (26,576)
  Provision for income taxes (Note 2)                    970               559
                                                   ---------         ---------


NET INCOME (LOSS)                                  $   1,139         $ (27,135)
                                                   =========         =========

PER SHARE (BASIC AND DILUTED):

  Net Income (Loss) (Note 3)                       $    0.06         $   (1.35)
                                                   =========         =========

           SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    UNAUDITED       AUDITED
                                                     MAY 4,       FEBRUARY 2,
                                                      2002           2002
                                                   ------------   ------------
   ASSETS

CURRENT ASSETS:
  Cash and short-term investments                    $ 38,021       $ 39,562
  Accounts and notes receivable (less allowance for
    doubtful accounts of $2,412 and $2,107,
    respectively)                                      41,533         49,710
  Inventories                                         278,802        284,221
  Prepaid expenses and other current assets            11,224          9,697
                                                     --------       --------
                                                      369,580        383,190
                                                     --------       --------

NONCURRENT ASSETS:
  Capital leases                                       43,135         44,747
  Property, plant and equipment                       281,267        273,436
  Goodwill                                              8,990          8,990
  Beneficial leases                                    45,368         46,920
  Excess reorganization value                          42,032         42,032
  Other assets                                         19,315         16,414
                                                     --------       --------
                                                     $809,687       $815,729
                                                     ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt               $  8,058       $  7,066
  Current portion of obligations under capital
    leases                                              8,107          8,329
  Trade accounts and drafts payable                   121,863        128,872
  Other accrued liabilities                            79,783         77,590
  Accrued interest expense                              5,138          2,514
  Taxes payable                                        17,622         18,179
                                                     --------       --------
                                                      240,571        242,550
                                                     --------       --------

NONCURRENT LIABILITIES:
  Long-term debt                                      241,273        245,646
  Obligations under capital leases                     65,417         67,075
  Deferred income taxes                                65,273         63,770
  Other noncurrent liabilities                         49,676         51,471

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized 1,000
    shares; $.01 par value; none issued
  Common Stock - authorized 30,000 shares; $.01
    par value; 20,058 and 20,056 shares issued
    and outstanding, respectively                         201            201
  Capital in excess of par value (Note 4)             417,395        416,597
  Stock warrants                                        7,249          7,249
  Retained deficit                                   (254,572)      (255,711)
  Accumulated other comprehensive loss (Note 4)       (22,421)       (22,744)
  Treasury stock, at cost (Note 4)                       (375)          (375)
                                                     --------       --------
    TOTAL STOCKHOLDERS' EQUITY                        147,477        145,217
                                                     --------       --------
                                                     $809,687       $815,729
                                                     ========       ========


           SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                  13 WEEKS        13 WEEKS
                                                   ENDED            ENDED
                                                   MAY 4,          MAY 5,
                                                    2002            2001
                                                -------------    ------------
OPERATING ACTIVITIES:
  Net income (loss)                               $  1,139         $(27,135)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
      Depreciation and amortization                 10,557           10,454
      Amortization of excess reorganization
        value                                                        27,318
      Other - net                                      640              127
NET CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable and prepaid expenses           6,650            3,732
  Inventories                                        5,419           (2,189)
  Payables and accrued expenses                      1,726           10,544
  Deferred income taxes                              1,536              133
  Other assets                                      (2,590)            (844)
  Other noncurrent liabilities                      (1,614)             (34)
                                                  --------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES           23,463           22,106
                                                  --------         --------

INVESTING ACTIVITIES:
  Capital expenditures                             (15,189)          (9,116)
  Proceeds from sale of assets                         168               20
                                                  --------         --------

NET CASH USED IN INVESTING ACTIVITIES              (15,021)          (9,096)
                                                  --------         --------

FINANCING ACTIVITIES:
  Net decrease in drafts payables                   (4,722)          (2,115)
  Payments to settle long-term debt                 (1,081)          (1,076)
  Borrowing of revolving debt                       45,100           55,300
  Repayment of revolving debt                      (47,400)         (63,700)
  Reduction of capital lease obligations            (1,880)          (2,213)
                                                  --------         --------

NET CASH USED IN FINANCING ACTIVITIES               (9,983)         (13,804)
                                                  --------         --------

DECREASE IN CASH AND CASH EQUIVALENTS               (1,541)            (794)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    39,562           42,529
                                                  --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 38,021         $ 41,735
                                                  ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                      5,667            7,234
  Income taxes paid                                  1,422               53

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

      The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair statement of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

      All significant intercompany transactions and accounts have been eliminated in consolidation.

      During the third quarter of the fiscal year ended February 2, 2002, the Company implemented EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" as codified by EITF Issue Number 01-9, "Accounting for Consideration Given by a Vendor to a Customer" and made certain other income statement reclassifications. Accordingly, certain amounts in the Consolidated Statement of Operations for the 13-week period ended May 5, 2001 have been reclassified for comparability purposes.

NEW ACCOUNTING STANDARDS

      Penn Traffic adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in the 13-week period ending May 4, 2002 ("First Quarter Fiscal 2003"). SFAS 142 provides that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite useful lives not be amortized but tested at least annually for impairment. Accordingly, the Company no longer records amortization of excess reorganization value or goodwill in its Consolidated Statement of Operations. In conjunction with the adoption of SFAS 142, Penn Traffic performed a comprehensive test of the carrying value of the excess reorganization value and goodwill assets for impairment. As a result of this review, no assets were deemed impaired. Excess reorganization value and goodwill have a carrying value of approximately $51 million at the date of adoption of this standard.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principle Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted this standard in First Quarter Fiscal 2003. The adoption of this standard did not have a material effect on the Company's financial statements.

NOTE 2 - INCOME TAXES

      The tax provisions for First Quarter Fiscal 2003 and the 13-week period ended May 5, 2001 ("First Quarter Fiscal 2002") are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes. The effective tax rate for First Quarter Fiscal 2003 reflects the recognition of tax expense based on the estimated effective annual tax rate for the fiscal year ending February 1, 2003. The effective tax rate for First Quarter Fiscal 2002 has not been annualized due to the net loss reported for the fiscal year ended February 2, 2002.

NOTE 3 - NET INCOME (LOSS) PER SHARE

      The calculation of Basic Earnings Per Share utilized 20,058,264 and 20,054,112 shares for First Quarter Fiscal 2003 and First Quarter Fiscal 2002, respectively. The calculation of Diluted Earnings Per Share utilized 20,383,567 and 20,054,112 shares for First Quarter Fiscal 2003 and First Quarter Fiscal 2002, respectively. The calculation of Diluted Earnings Per Share for First Quarter Fiscal 2002 excludes the effect of incremental common stock equivalents aggregating 42,191 shares, since they would have been antidilutive given the net loss for the quarter.

NOTE 4 - STOCKHOLDERS' EQUITY

      Comprehensive income (loss) for First Quarter Fiscal 2003 and First Quarter Fiscal 2002 consists of net income (loss), the effects of accounting for hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and unrealized gains or losses on marketable securities. Total comprehensive income for First Quarter Fiscal 2003 was $1.5 million. Total comprehensive loss for First Quarter Fiscal 2002 was $27.4 million. Capital in excess of par value includes accumulated compensation expense with respect to certain stock options subject to variable accounting of $1.2 million and $0.4 million as of May 4, 2002 and February 2, 2002, respectively.

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

NOTE 5 - SUPPLEMENTAL FINANCIAL INFORMATION


                                                 13 WEEKS           13 WEEKS
                                                  ENDED              ENDED
                                                  MAY 4,             MAY 5,
                                                   2002               2001
                                               -------------      -------------
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
EBITDA (1)                                       $ 21,677           $ 21,351

Cash interest expense                               8,291              9,311

Adjusted net income (2)                             1,139                183

Adjusted Earnings Per Share
  (Basic and Diluted) (3)                        $   0.06           $   0.01

------------------------------
See notes below


(1) "EBITDA" is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value and LIFO provision. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities, a measure of liquidity or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

(2) "Adjusted net income" for First Quarter Fiscal 2003 is net income and for First Quarter Fiscal 2002 is net loss excluding amortization of excess reorganization value of $27.3 million.

(3) The calculation of Basic Adjusted Earnings Per Share utilized 20,058,264 and 20,054,112 shares for First Quarter Fiscal 2003 and First Quarter Fiscal 2002, respectively. The calculation of Diluted Adjusted Earnings Per Share utilized 20,383,567 and 20,096,303 shares for First Quarter Fiscal 2003 and First Quarter Fiscal 2002, respectively.

NOTE 6 - AMORTIZATION OF EXCESS REORGANIZATION VALUE AND GOODWILL


      Penn Traffic's adoption of SFAS 142 eliminates the amortization of excess reorganization value and goodwill beginning in First Quarter Fiscal 2003. The following table presents a comparison of First Quarter Fiscal 2003 net income to the reported net loss for First Quarter Fiscal 2002 adjusted to exclude the amortization of excess reorganization value and goodwill ("Pro forma net income"):

                                               13 WEEKS           13 WEEKS
                                                 ENDED             ENDED
                                                MAY 4,             MAY 5,
                                                 2002               2001
                                              -----------       -------------
                                                (IN THOUSANDS, EXCEPT PER
                                                       SHARE DATA)
Reported net income (loss)                      $  1,139          $(27,135)
  Amortization of excess reorganization value                       27,318
  Goodwill amortization, net of tax                                     35
                                                --------          --------
    Pro forma net income                        $  1,139          $    218
                                                ========          ========

Basic and diluted earnings per share
  Reported net income (loss)                    $   0.06          $  (1.35)
  Amortization of excess reorganization value                         1.36
  Goodwill amortization, net of tax
                                                --------          --------
    Pro forma net income                        $   0.06          $   0.01
                                                ========          ========

NOTE 7 - SEGMENT INFORMATION

      The table below presents Revenues and EBITDA by reportable segment:


                                                   WHOLESALE
                                     RETAIL           FOOD
                                      FOOD        DISTRIBUTION       TOTAL
                                  -------------   -------------   --------------
                                                 (IN THOUSANDS)
FIRST QUARTER FISCAL 2003
  Revenues                          $506,905        $ 64,739        $571,644
  EBITDA                              32,257           4,481          36,738


FIRST QUARTER FISCAL 2002
  Revenues                          $508,736        $ 66,351        $575,087
  EBITDA                              32,527           4,115          36,642

      The table below reconciles (a) Total segment revenues to Consolidated revenues and (b) Total EBITDA for reportable segments to Income (loss) before income taxes:

                                                 13 WEEKS           13 WEEKS
                                                  ENDED              ENDED
                                                  MAY 4,             MAY 5,
                                                   2002               2001
                                               -------------      -------------
                                                       (IN THOUSANDS)
REVENUES:
  Total segment revenues                         $571,644           $575,087
  Other revenues                                    4,728              3,968
                                                 --------           --------

    Consolidated revenues                        $576,372           $579,055
                                                 ========           ========

EBITDA (1):
  Total EBITDA for reportable segments           $ 36,738           $ 36,642
  Unallocated expenses/income                     (15,061)           (15,291)
  Depreciation and amortization                   (10,557)           (10,454)
  Amortization of excess reorganization value                        (27,318)
  LIFO provision                                     (500)              (625)
  Interest expense                                 (8,511)            (9,530)
                                                 --------           --------

    Income (loss) before income taxes            $  2,109           $(26,576)
                                                 ========           ========

------------------------------
See notes below

(1) EBITDA is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value and LIFO provision.

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

RESULTS OF OPERATIONS


THIRTEEN WEEKS ENDED MAY 4, 2002 ("FIRST QUARTER FISCAL 2003") COMPARED TO THIRTEEN WEEKS ENDED MAY 5, 2001 ("FIRST QUARTER FISCAL 2002")

      The following table sets forth Consolidated Statement of Operations components expressed as percentages of revenues for First Quarter Fiscal 2003 and First Quarter Fiscal 2002:

                                               FIRST QUARTER ENDED
                                              MAY 4,         MAY 5,
                                               2002           2001
                                           -------------  -------------
Revenues                                      100.0%         100.0%

Gross profit (1)                               27.8           27.1

Selling and administrative expenses            26.0           25.3

Amortization of excess reorganization value                    4.7

Operating income (loss)                         1.8           (2.9)

Adjusted operating income (2)                   1.8            1.8

Interest expense                                1.5            1.6

Net income (loss)                               0.2           (4.7)

Adjusted net income (3)                         0.2            0.0

------------------------------
See notes below


(1)   Revenues less cost of sales.

(2) Operating income for First Quarter Fiscal 2003. Operating loss for First Quarter Fiscal 2002 excluding amortization of excess reorganization value of $27.3 million.

(3) Net income for First Quarter Fiscal 2003. Net loss for First Quarter Fiscal 2002 excluding amortization of excess reorganization value of $27.3 million.

REVENUES

      Total revenues for First Quarter Fiscal 2003 were $576.4 million, a decrease of 0.5% from $579.1 million in First Quarter Fiscal 2002. The decrease in revenues in First Quarter Fiscal 2003 is primarily attributable to (1) the reduction in the number of stores the Company operated in First Quarter Fiscal 2003 as compared to First Quarter Fiscal 2002 and (2) a decline in wholesale food distribution revenues. These decreases were partially offset by an increase in same store sales.

      Same store sales for First Quarter Fiscal 2003 increased 0.6% from the comparable prior year period. Wholesale food distribution revenues were $64.7 million in First Quarter Fiscal 2003 compared to $66.4 million in First Quarter Fiscal 2002.


GROSS PROFIT

      Gross profit for First Quarter Fiscal 2003 was 27.8% of revenues compared to 27.1% of revenues in First Quarter Fiscal 2002. The Company's ability to more effectively promote its offerings with its new loyalty card, an increase in private label sales, a reduction in inventory shrink expense and a reduction in the LIFO provision from the prior year contributed to the improvement in gross profit as a percentage of revenues in First Quarter Fiscal 2003.


SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses for First Quarter Fiscal 2003 were 26.0% of revenues compared to 25.3% of revenues in First Quarter Fiscal 2002. The increase in selling and administrative expenses as a percentage of revenues for First Quarter Fiscal 2003 is primarily due to increases in wage, pension and health insurance costs during a period of little or no food inflation. These increases were partially offset by the benefit of the Company's cost reduction initiatives.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense was $10.6 million in First Quarter Fiscal 2003 and $10.5 million in First Quarter Fiscal 2002, representing 1.8% of revenues for both periods.

      Amortization of excess reorganization value for First Quarter Fiscal 2002 was $27.3 million. The excess reorganization value asset, which was established in June 1999 in connection with the implementation of fresh-start reporting, was being amortized on a straight-line basis over a three-year period. The Company is no longer amortizing the excess reorganization value asset in accordance with SFAS 142 (see "Impact of New Accounting Standards" below).


OPERATING INCOME (LOSS); ADJUSTED OPERATING INCOME

      Operating income for First Quarter Fiscal 2003 was $10.6 million or 1.8% of revenues compared to an operating loss of $17.0 million or 2.9% of revenues in First Quarter Fiscal 2002. Adjusted operating income for First Quarter Fiscal 2003 was $10.6 million or 1.8% of revenues compared to $10.3 million or 1.8% of revenues in First Quarter Fiscal 2002.


INTEREST EXPENSE

      Interest expense for First Quarter Fiscal 2003 was $8.5 million compared to $9.5 million in First Quarter Fiscal 2002. The decrease in interest expense in First Quarter Fiscal 2003 is due to a decrease in the interest rate on the Company's variable rate debt from the prior year.

INCOME TAXES

      Income tax provision was $1.0 million for First Quarter Fiscal 2003 compared to $0.6 million in First Quarter Fiscal 2002. The tax provisions for the First Quarter Fiscal 2003 and First Quarter Fiscal 2002 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes. The effective tax rate for First Quarter Fiscal 2003 reflects the recognition of tax expense based on the estimated effective annual tax rate for the fiscal year ending February 1, 2003. The effective tax rate for First Quarter Fiscal 2002 has not been annualized due to the net loss reported for Fiscal 2002.


NET INCOME (LOSS); ADJUSTED NET INCOME

      Net income for First Quarter Fiscal 2003 was $1.1 million compared to a net loss of $27.1 million for First Quarter Fiscal 2002. Adjusted net income for First Quarter Fiscal 2003 was $1.1 million compared to $0.2 million in First Quarter Fiscal 2002.


CRITICAL ACCOUNTING POLICIES

      Critical accounting policies are those accounting policies that are very important to the portrayal of the Company's financial condition and results which require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that estimates for reserve for store closures, impairment of long-lived assets, liabilities for employee benefit plans and self-insurance liabilities are critical accounting policies. Materially different amounts could be reported under different conditions or using different assumptions for these items. These estimates and assumptions are evaluated on an ongoing basis, based on historical experience and on various other factors that are believed to be reasonable. There are no significant changes to these estimates and assumptions since the issuance of the Company's Form 10-K for the fiscal year ended February 2, 2002.

LIQUIDITY AND CAPITAL RESOURCES


      The Company's debt (excluding capital leases) consists primarily of $100 million of 11% Senior Notes due June 29, 2009 (the "Senior Notes") and amounts outstanding under a $320 million secured credit facility (the "Credit Facility") as shown below.

                                               MAY 4,          FEBRUARY 2,
                                                2002              2002
                                            --------------    --------------
                                                    (IN THOUSANDS)
Secured Term Loan                             $ 107,250         $ 108,250
Secured Revolving Credit Facility                29,800            32,100
Other Secured Debt                               12,281            12,362
11% Senior Notes due June 29, 2009              100,000           100,000
                                              ---------         ---------

Total Debt                                    $ 249,331         $ 252,712
Less: Current maturities of long-term debt       (8,058)           (7,066)
                                              ---------         ---------

Total Long-Term Debt                          $ 241,273         $ 245,646
                                              =========         =========

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

      Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility will mature on June 30, 2005. Availability under the Revolving Credit Facility was approximately $126 million as of May 4, 2002.

      The Term Loan will mature on June 30, 2006. Amounts of the Term Loan maturing in each fiscal year are outlined in the following table (in thousands):

            FISCAL YEAR ENDING                        AMOUNT MATURING
            ------------------                        ---------------
            February 1, 2003                             $   6,750
            January 31, 2004                                 9,750
            January 29, 2005                                12,750
            January 28, 2006                                 7,750
            February 3, 2007                                71,250
                                                         ---------

                                                         $ 108,250
                                                         =========

      The indenture for the Senior Notes contains certain negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness, permit additional liens and make certain restricted payments.

      Cash flows used to meet the Company's operating requirements during First Quarter Fiscal 2003 are reported in the Consolidated Statement of Cash Flows. During First Quarter Fiscal 2003, the Company's net cash used in investing activities was $15.0 million and net cash used in financing activities was $10.0 million. This amount was financed by net cash provided by operating activities of $23.5 million and a reduction in cash and cash equivalents of $1.5 million.

      During First Quarter Fiscal 2003, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs. For the next year, the Company expects to utilize internally generated funds from operations, amounts available under the Revolving Credit Facility and new mortgages and capital leases to satisfy its operating, capital expenditure and debt service needs and to fund any repurchase of shares of its common stock under its stock repurchase program.

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

      Penn Traffic will incur significant increases in employee benefit costs in the 52-week period ended February 1, 2003 ("Fiscal 2003"). These are comprised of (1) increases in health care costs which the Company believes are, on a percentage basis, generally consistent with overall increasing costs in the health care industry and (2) an increase in pension expense that the Company will record in Fiscal 2003 as a result of the declining returns in the equity markets over the past two years. Penn Traffic competes against some companies which do not provide the same levels of employee benefits as the Company. It is not certain what portion of these cost increases Penn Traffic will be able to offset through its cost reduction programs, merchandising enhancements or market pricing adjustments.

      During 2000, the Company entered into interest rate swap agreements, which expire in April 2005, that effectively convert $50 million of its variable rate borrowings into fixed rate obligations. Under the terms of these agreements, the Company makes payments at a weighted average fixed interest rate of 7.08% per annum and receives payments at variable interest rates based on the London InterBank Offered Rate.

      During Fiscal 2003, Penn Traffic expects to invest approximately $65 million in capital expenditures (including capital leases). Capital expenditures will be principally for new stores, store remodels and investments in the Company's distribution system and technology infrastructure (including new point-of-sale systems in several of the Company's stores). The Company expects to finance such expenditures through cash generated from operations, amounts available under the Revolving Credit Facility and new mortgages and capital leases.

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

      During First Quarter Fiscal 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships. Penn Traffic does not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or its related parties other than what is disclosed in Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

IMPACT OF NEW ACCOUNTING STANDARDS

      The Company's Consolidated Statement of Operations and same store sales results for the First Quarter Fiscal 2003 reflect the Company's implementation of EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" as codified by EITF Issue Number 01-9, "Accounting for Consideration Given by Vendors to a Customer" ("EITF 00-14") and certain other income statement classifications the Company made during the fiscal year ended February 2, 2002. The Consolidated Statement of Operations for First Quarter Fiscal 2002 has been reclassified for comparability purposes. The implementation of EITF 00-14 and these other reclassifications do not have any effect on Penn Traffic's reported Operating Income (Loss), EBITDA or Net Income (Loss).

      Penn Traffic adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in First Quarter Fiscal 2003. SFAS 142 provides that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite useful lives not be amortized but tested at least annually for impairment. The Company no longer records amortization of excess reorganization value or goodwill in its Consolidated Statement of Operations. In conjunction with the adoption of SFAS 142, Penn Traffic performed a comprehensive test of the carrying value of the excess reorganization value and goodwill assets for impairment. As a result of this review, no assets were deemed impaired. Excess reorganization value and goodwill have a carrying value of approximately $51 million at the date of adoption of this standard.

      In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principle Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted this standard in First Quarter Fiscal 2003. The adoption of this standard did not have a material effect on the Company's financial statements.

PART II.  OTHER INFORMATION

      All items which are not applicable or to which the answer is negative have been omitted from this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the fiscal quarter ended May 4, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE PENN TRAFFIC COMPANY


            June 18, 2002               /s/  Joseph V. Fisher
                                        --------------------------------------
                                        By:   Joseph V. Fisher
                                              President, Chief Executive
                                              Officer and Director


            June 18, 2002               /s/  Martin A. Fox
                                        --------------------------------------
                                        By:   Martin A. Fox
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Director