Form 10-K/A
period 2002-02-02
PENN TRAFFIC CO
filed 2002-09-18
CIK 77155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

         /X/ AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 2, 2002
                                       OR
       / / AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

  COMMON STOCK, PAR VALUE $.01 PER SHARE: 20,058,264 SHARES OUTSTANDING AS OF
                                 APRIL 26, 2002

                                 FORM 10-K INDEX

                                                                                         PAGE
-----------------------------------------------------------------------------------------------
PART I.
-----------------------------------------------------------------------------------------------

Item   1.    Business                                                                       5

Item   2.    Properties                                                                    17

Item   3.    Legal Proceedings                                                             17

Item   4.    Submission of Matters to a Vote of Security Holders                           17

-----------------------------------------------------------------------------------------------
PART II.
-----------------------------------------------------------------------------------------------

Item   5.    Market for Registrant's Common Equity and Related Stockholder Matters         18

Item   6.    Selected Financial Data                                                       18

Item   7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                     25

Item   7A.   Quantitative and Qualitative Disclosures About Market Risk                    46

Item   8.    Financial Statements and Supplementary Data                                   47

Item   9.    Changes in and Disagreements with Accountants on Accounting                   89
             and Financial Disclosure

-----------------------------------------------------------------------------------------------
PART III.
-----------------------------------------------------------------------------------------------

Item  10.    Directors and Executive Officers of Registrant                                90

Item  11.    Executive Compensation                                                        90

Item  12.    Security Ownership of Certain Beneficial Owners and Management                90

Item  13.    Certain Relationships and Related Transactions                                90

-----------------------------------------------------------------------------------------------
PART IV.
-----------------------------------------------------------------------------------------------

Item  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K               91

CAUTION CONCERNING FORWARD LOOKING STATEMENTS

          Certain statements included in this Form 10-K/A, including without limitation, statements included in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not statements of historical fact, are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. Penn Traffic (the "Company") cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling and investments in the Company's technology infrastructure including point-of-sale systems); labor relations; labor and employee benefit costs including increases in health care and pension costs; the impact of the Company's loyalty card program on its results of operations; the impact of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on the Company's financial statements and financial results (as discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of New Accounting Standards"); availability and terms of and access to capital; the Company's liquidity and other financial considerations; the ability of the Company to successfully negotiate modifications or amendments to its Credit Facility or negotiate any new credit facility; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; the outcome of internal and external investigations into the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary and the costs of such investigation, and the outcome of pending or yet-to-be instituted legal proceedings. Penn Traffic cautions that the foregoing list of important factors is not exhaustive.

PART I

          In August 2002, Penn Traffic announced that it would restate its financial results after discovering that an employee of its Penny Curtiss bakery manufacturing subsidiary had made false accounting entries which primarily involved the overstatement of inventory over a period of approximately three and one-quarter years. Based on the preliminary findings of an internal review, the Company's Audit Committee engaged independent legal counsel to conduct an independent investigation, who in turn engaged KPMG LLP to assist in this investigation, which is substantially complete. The Company has concluded that the false accounting entries were limited to its Penny Curtiss bakery manufacturing subsidiary. The effect of the correction of the misstatements was to increase previously reported net loss by $3.0 million, $2.4 million, and $1.1 million and net loss per share - diluted by $0.15, $0.12, and $0.05 for the fiscal years ended February 2, 2002 and February 3, 2001 and the 31-week period ended January 29, 2000, respectively. In addition, the restatement reduced operating income for the 21-week period ended June 26, 1999 by $1.1 million; this amount was offset in the Company's Consolidated Statement of Operations by an adjustment associated with the Company's adoption of fresh-start reporting. Consolidated financial statements for the fiscal years ended February 2, 2002 and February 3, 2001, the 31-week period ended January 29, 2000, and the 21-week period ended June 26, 1999 and notes thereto included in this amended Annual Report on Form
10-K have been restated to include the effects of the correction of these misstatements and the reclassification of all amounts outstanding under the Credit Facility as Current maturities of long-term debt (see "Notes to Consolidated Financial Statements - Note 12" included in Part II, Item 8).

          This amendment to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002 amends and restates those items of the Form 10-K originally filed on May 3, 2002 (the "Original Filing") which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update such disclosures. Except as required to reflect the effects of the restatement and the reclassification described above, all information contained in this amendment is stated as the date of the Original Filing. For additional information regarding the restatement, see "Notes to Consolidated Financial Statements - Note 1" included in Part II, Item 8.

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

Selected statistics on Penn Traffic's retail food stores are presented below(1):

                                                  Fiscal Year Ended
--------------------------------------------------------------------------------------------------------------------
                                                      February 3,       January 29,       January 30,     January 31,
                                    February 2,         2001              2000              1999             1998
                                      2002          (53 weeks)(2)          (3)               (3)              (3)
--------------------------------------------------------------------------------------------------------------------
Average annual
   revenues per store               $ 9,554,000      $ 9,563,000       $ 9,574,000      $ 9,138,000      $ 9,340,000

Total store area
   in square feet                     9,020,822        9,134,778         8,910,898        9,796,604       10,787,686

Total store
   selling area in
   square feet                        6,538,587        6,621,450         6,455,352        7,086,099        7,812,114

Average total
   square feet per
   store                                 41,380           41,522            42,433           42,046           40,862

Average square
   feet of selling
   area per store                        29,994           30,097            30,740           30,412           29,591

Annual revenues per
   square foot of
   selling area                     $       318      $       315       $       315      $       306      $       317

Number of stores:

   Remodels/expansions
     (over $100,000)                         29               39                16                5                4
   New stores opened                          0                0                 1                1                1
   Stores acquired                            1               11                 2                0                1
   Stores closed/sold                         3                1                26               32                3

Size of stores (total store area):
   Up to 19,999
     square feet                             33               34                28               29               36
   20,000 - 29,999
     square feet                             36               36                36               42               50
   30,000 - 44,999
     square feet                             75               75                72               81               92
   45,000 - 60,000
     square feet                             46               46                45               50               55
   Greater than
     60,000 square
     feet                                    28               29                29               31               31

Total stores open
   at fiscal year-end                       218              220               210              233              264

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

          Common stock information is provided on Pages 97 and 99 of this Form 10-K/A.


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

          The selected historical consolidated financial data for the 52-week period ended February 2, 2002, the 53-week period ended February 3, 2001, the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999, and the 52-week periods ended January 30, 1999 and January 31, 1998 are derived from the consolidated financial statements of Penn Traffic which have been audited by PricewaterhouseCoopers LLP, independent accountants and reflect the restatements to the Company's previously reported consolidated financial statements (see Note 1 to the Consolidated Financial Statements). The consolidated financial statements of Penn Traffic have been reclassified to reflect the implementation of EITF Issue Number 00-14 "Accounting for Certain Sales Incentives," as codified by EITF Issue Number 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 00-14") and certain other income statement reclassifications the Company made during the third quarter of the fiscal year ended February 2, 2002 (see footnote 1 on page 20). In addition, the selected historical consolidated financial data should be read in conjunction with the Penn Traffic consolidated financial statements and related notes included elsewhere herein.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                SUCCESSOR COMPANY
                                                                       ------------------------------------
                                                                           RESTATED            RESTATED
                                                                           52 WEEKS            53 WEEKS
                                                                             ENDED               ENDED
(IN THOUSANDS OF DOLLARS,                                                 FEBRUARY 2,         FEBRUARY 3,
   EXCEPT PER SHARE DATA)                                                    2002                2001
                                                                       ----------------    ----------------
REVENUES(1)                                                             $    2,403,547      $    2,412,106

COSTS AND OPERATING EXPENSES:
   Cost of sales(1)                                                          1,756,111           1,766,768
   Selling and administrative expenses(1)                                      590,603             590,048
   Amortization of excess reorganization value                                 109,810             111,928
   Unusual items(2)                                                                                 (1,741)
                                                                        --------------      --------------

OPERATING LOSS                                                                 (52,977)            (54,897)
   Interest expense                                                             36,100              39,164
                                                                        --------------      --------------

LOSS BEFORE INCOME TAXES                                                       (89,077)            (94,061)
   Provision for income taxes(3)                                                 9,678               8,279
                                                                        --------------      --------------

NET LOSS                                                                $      (98,755)     $     (102,340)
                                                                        ==============      ==============

NET LOSS PER SHARE (BASIC AND DILUTED)                                  $        (4.92)     $        (5.09)
                                                                        ==============      ==============

No dividends on common stock have been paid during the past five fiscal years.

BALANCE SHEET DATA:

Total assets                                                            $      806,368      $      904,842
Total debt (including capital leases)                                          328,116             324,448
Stockholders' equity                                                           138,624             259,733

OTHER DATA:

EBITDA(4)                                                               $       99,407      $       98,679
Depreciation and amortization                                                   41,926              41,870
LIFO provision                                                                     648               1,519
Capital expenditures, including capital leases and acquisitions                 48,008              57,982
Cash interest expense                                                           35,223              38,275

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

                                                        SUCCESSOR
                                                         COMPANY                  PREDECESSOR COMPANY
                                                     --------------- ---------------------------------------------
                                                         RESTATED       RESTATED
                                                         31 WEEKS       21 WEEKS        52 WEEKS        52 WEEKS
                                                          ENDED          ENDED            ENDED           ENDED
(IN THOUSANDS OF DOLLARS,                               JANUARY 29,     JUNE 26,       JANUARY 30,     JANUARY 31,
   EXCEPT PER SHARE DATA)                                  2000           1999            1999            1998
                                                     --------------- --------------- --------------- -------------
REVENUES(1)                                            $  1,420,986    $  969,034      $2,701,470      $2,875,118

COSTS AND OPERATING EXPENSES:
   Cost of sales(1)(2)                                    1,036,877       720,041       2,020,305       2,116,834
   Selling and administrative expenses(1)(3)                345,148       251,018         669,239         691,797
   Restructuring charges(3)                                                                                10,704
   Gain on sale of Sani-Dairy(4)                                                                          (24,218)
   Amortization of excess reorganization value               65,452
   Unusual items(2)(5)                                        7,408        (4,631)         61,355
   Write-down of long-lived assets(6)                                                     143,842          26,982
                                                       ------------    ----------      ----------      ----------

OPERATING (LOSS) INCOME                                     (33,899)        2,606        (193,271)         53,019
   Interest expense(7)                                       22,923        21,794         147,737         149,981
   Reorganization items(8)                                                165,974
                                                       ------------    ----------      ----------      ----------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS            (56,822)     (185,162)       (341,008)        (96,962)
   Provision (benefit) for income taxes(9)                    4,387            60         (23,914)        (35,836)
                                                       ------------    ----------      ----------      ----------

LOSS BEFORE EXTRAORDINARY ITEMS                             (61,209)     (185,222)       (317,094)        (61,126)
   Extraordinary items(10)                                               (654,928)
                                                       ------------    ----------      ----------      ----------

NET (LOSS) INCOME                                      $    (61,209)   $  469,706      $ (317,094)     $  (61,126)
                                                       ============    ==========      ==========      ==========

NET LOSS PER SHARE (BASIC AND DILUTED)                 $      (3.04)
                                                       ============

No dividends on common stock have been paid during the past five fiscal years. Per share data is not presented for the period ended on or prior to June 26, 1999, because of the general lack of comparability as a result of the revised capital structure of the Company.

BALANCE SHEET DATA:
Total assets                                           $  1,019,638                    $1,228,061      $1,563,586
Total debt (including capital leases)                       320,174                     1,377,358       1,373,607
Stockholders' equity (deficit)                              362,448                      (469,706)       (159,809)

OTHER DATA:
EBITDA(11)                                             $     66,029    $   28,716      $   99,450      $  165,283
Depreciation and amortization                                26,176        25,832          77,179          88,966
LIFO provision                                                  892         1,009           2,376           2,343
Capital expenditures, including capital
   leases and acquisitions                                   31,468         6,279          14,368          22,272
Cash interest expense                                        22,405        20,393         143,411         145,177

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to the Company's previously reported Consolidated Financial Statements for the fiscal years ended February 2, 2002 and February 3, 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999. The Company restated financial results for these periods after discovering in August 2002 that an employee of its Penny Curtiss bakery manufacturing subsidiary had made false accounting entries which primarily involved the overstatement of inventory.

          The effect of the correction of the misstatements was to increase previously reported net loss by $3.0 million, $2.4 million, and $1.1 million and net loss per share - diluted by $0.15, $0.12, and $0.05 for the fiscal years ended February 2, 2002 and February 3, 2001 and the 31-week period ended January 29, 2000, respectively. In addition, the restatement reduced operating income for the 21-week period ended June 26, 1999 by $1.1 million; this amount was offset in the Company's Consolidated Statement of Operations by an adjustment associated with the Company's adoption of fresh-start reporting. The financial statement line items which were restated are Revenues, Cost of sales, Selling and administrative expenses, Amortization of excess reorganization value, Provision for income taxes, Inventories, Prepaid expenses and other current assets, Excess reorganization value, Trade accounts and drafts payable, Taxes payable and deferred taxes and Retained deficit.

          Certain statements included in this Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K/A which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. Penn Traffic ("the Company") cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling and investments in the Company's technology infrastructure including point-of-sale systems); labor relations; labor and employee benefit costs including increases in health care and pension costs; the impact of the Company's loyalty card program on its results of operations; the impact of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on the Company's financial statements and financial results (as discussed in "Impact of New Accounting Standards" below); availability and terms of and access to capital; the Company's liquidity and other financial considerations; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; the outcome of internal and external investigations into the previously mentioned false accounting entries at the Company's bakery manufacturing subsidiary, and the outcome of pending or yet-to-be instituted legal proceedings. Penn Traffic cautions that the foregoing list of important factors is not exhaustive.

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

RESULTS OF OPERATIONS

          FISCAL YEAR ENDED FEBRUARY 2, 2002 ("FISCAL 2002") COMPARED TO FISCAL YEAR ENDED FEBRUARY 3, 2001 ("FISCAL 2001")

          FISCAL 2002 WAS A 52-WEEK YEAR AND FISCAL 2001 WAS A 53-WEEK YEAR.

          The following table sets forth certain Statement of Operations components expressed as percentages of revenues for Fiscal 2002 and Fiscal 2001:

                                                                        RESTATED
                                                                      FISCAL YEAR
                                                            2002                      2001
                                                      -----------------         ----------------
Revenues                                                   100.0%                    100.0%

Gross profit (1)                                            26.9                      26.8

Adjusted gross profit (2)                                   27.0                      26.6

Selling and administrative expenses                         24.6                      24.5

Adjusted selling and administrative expenses (3)            24.5                      24.5

Amortization of excess reorganization value                  4.6                       4.6

Unusual items                                                                         (0.1)

Operating loss                                              (2.2)                     (2.3)

Adjusted operating income (4)                                2.5                       2.1

Interest expense                                             1.5                       1.6

Adjusted interest expense                                    1.5                       1.6

Net loss                                                    (4.1)                     (4.2)

Adjusted net income (5)                                      0.5                       0.2

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

(4)  "Adjusted operating income as a percentage of revenues" for Fiscal 2002 is
     (a) operating loss excluding loyalty card startup costs of $2.4 million and amortization of excess reorganization value of $109.8 million ("Adjusted operating income" for Fiscal 2002) divided by (b) revenues. "Adjusted operating income as a percentage of revenues" for Fiscal 2001 is (a) operating loss excluding the estimated effect of the additional week of $3.0 million, income associated with the New England Lease of $5.7 million, loyalty card startup costs of $1.5 million, startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $1.1 million, an unusual item (income) of $1.7 million and amortization of excess reorganization value of $111.9 million ("Adjusted operating income" for Fiscal 2001) divided by (b) Adjusted Fiscal 2001 Revenues.

(5) "Adjusted net income as a percentage of revenues" for Fiscal 2002 is net loss excluding loyalty card startup costs of $1.4 million (after tax) and amortization of excess reorganization value of $109.8 million ("Adjusted net income" for Fiscal 2002) divided by (b) revenues. "Adjusted net income as a percentage of revenues" for Fiscal 2001 is (a) net loss excluding the estimated effect of the additional week of $1.3 million (after tax), New England Lease income of $3.4 million (after tax), loyalty card startup costs of $0.9 million (after tax), startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.6 million (after tax), an unusual item (income) of $1.0 million (after tax) and amortization of excess reorganization value of $111.9 million ("Adjusted net income" for Fiscal 2001) divided by (b) Adjusted Fiscal 2001 Revenues.

REVENUES

          Revenues for Fiscal 2002 decreased 0.4% to $2.404 billion from $2.412 billion in Fiscal 2001. The decrease in revenues for Fiscal 2002 is attributable to the fact that Fiscal 2002 was a 52-week fiscal year and Fiscal 2001 was a 53-week fiscal year.

          Revenues of $2.404 billion in Fiscal 2002 increased 1.9% over Adjusted Fiscal 2001 Revenues of $2.360 billion (which exclude the estimated effect of the additional week and revenues associated with the New England Lease). This increase in revenues was primarily due to an increase in same store sales and the Company's operation of 10 New England stores for a full year in Fiscal 2002 compared to a partial year in Fiscal 2001 (see "Liquidity and Capital Resources" below).

          Same store sales for Fiscal 2002 increased 0.8% from the comparable prior year period. Wholesale food distribution revenues were $274.8 million in Fiscal 2002 compared to $272.5 million, excluding the estimated effect of the additional week, in Fiscal 2001.

GROSS PROFIT; ADJUSTED GROSS PROFIT

          Gross profit for Fiscal 2002 was 26.9% of revenues compared to 26.8% of revenues in Fiscal 2001. Adjusted gross profit for Fiscal 2002 was 27.0% of revenues compared to 26.6% of revenues in Fiscal 2001. The increase in adjusted gross profit as a percentage of revenues in Fiscal 2002 was primarily due to an increase in private label sales, the Company's ability to more efficiently promote its offerings with the Company's new loyalty card, a reduction in inventory shrink expense and a reduction in the LIFO provision from the prior year. These improvements in adjusted gross profit were partially offset by an increase in promotional spending during Fiscal 2002 to drive sales.

SELLING AND ADMINISTRATIVE EXPENSES; ADJUSTED SELLING AND ADMINISTRATIVE
EXPENSES

          Selling and administrative expenses for Fiscal 2002 were 24.6% of revenues compared to 24.5% of revenues in Fiscal 2001. Adjusted selling and administrative expenses were 24.5% of revenues in Fiscal 2002 and Fiscal 2001. The benefits of the Company's cost reduction programs for adjusted selling and administrative expenses were offset by cost increases in labor and utilities.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense was $41.9 million or 1.7% of revenues in Fiscal 2002 and $41.9 million or 1.8% of revenues (excluding the effect of the extra week) in Fiscal 2001.

          Amortization of excess reorganization value for Fiscal 2002 was $109.8 million and $111.9 million in Fiscal 2001. The excess reorganization value asset of $329.4 million, which was established in June 1999 in connection with the implementation of fresh-start reporting, is being amortized on a straight-line basis over a three-year period. The Company will not amortize the excess reorganization value asset after Fiscal 2002 in accordance with a new accounting standard (see "Impact of New Accounting Standards" below).

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

OPERATING LOSS; ADJUSTED OPERATING INCOME

          Operating loss for Fiscal 2002 was $53.0 million or 2.2% of revenues compared to an operating loss of $54.9 million or 2.3% of revenues for Fiscal 2001. The Company had an operating loss for Fiscal 2002 and Fiscal 2001 due to noncash charges for amortization of excess reorganization value of $109.8 million and $111.9 million, respectively. As described above, the Company will not amortize excess reorganization value after Fiscal 2002 (see "Impact of New Accounting Standards" below).

          Adjusted operating income for Fiscal 2002 was $59.2 million or 2.5% of revenues compared to $49.1 million or 2.1% of revenues for Fiscal 2001. The increase in adjusted operating income as a percentage of revenues in Fiscal 2002 was due to an increase in adjusted gross profit as a percentage of revenues.

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

INCOME TAXES

          Income tax provision was $9.7 million for Fiscal 2002 compared to $8.3 million in Fiscal 2001.

          The effective tax rates for Fiscal 2002 and Fiscal 2001 vary from statutory rates due to differences between income for financial reporting and tax reporting purposes that result primarily from the nondeductible amortization of excess reorganization value.

NET LOSS; ADJUSTED NET INCOME

          Net loss for Fiscal 2002 was $98.8 million compared to a net loss $102.3 million for Fiscal 2001. Adjusted net income was $12.5 million for Fiscal 2002 compared to $5.3 million for Fiscal 2001.

          FISCAL YEAR ENDED FEBRUARY 3, 2001 ("FISCAL 2001") COMPARED TO FISCAL YEAR ENDED JANUARY 29, 2000 ("FISCAL 2000")

          FISCAL 2001 WAS A 53-WEEK YEAR AND FISCAL 2000 WAS A 52-WEEK YEAR.

          The following table sets forth certain Statement of Operations components expressed as percentages of revenues for Fiscal 2001 and Fiscal 2000:

                                                                        RESTATED
                                                                       FISCAL YEAR
                                                             2001                     2000
                                                      -------------------       ------------------
Revenues                                                    100.0%                    100.0%

Gross profit (1)                                             26.8                      26.5

Adjusted gross profit (2)                                    26.6                      26.3

Selling and administrative expenses                          24.5                      24.9

Adjusted selling and administrative expenses (3)             24.5                      25.1

Amortization of excess reorganization value                   4.6                       2.7

Unusual items                                                (0.1)                      0.1

Operating loss                                               (2.3)                     (1.3)

Adjusted operating income (4)                                 2.1                       1.2

Interest expense                                              1.6                       1.9

Adjusted interest expense                                     1.6                       1.9

Reorganization items                                                                    6.9

Net (loss) income                                            (4.2)                     17.1

Adjusted net income (loss) (5)                                0.2                      (0.9)

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

(4)  "Adjusted operating income as a percentage of revenues" for Fiscal 2001 is
     (a) operating loss excluding the estimated impact of the additional week of $3.0 million, income associated with the New England Lease of $5.7 million, loyalty card startup costs of $1.5 million, startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $1.1 million, an unusual item (income) of $1.7 million, and amortization of excess reorganization value of $111.9 million ("Adjusted operating income" for Fiscal 2001) divided by (b) Adjusted Fiscal 2001 Revenues. "Adjusted operating income as a percentage of revenues" for Fiscal 2000 is (a) operating loss excluding income associated with the New England Lease of $12.5 million, a special charge of $3.9 million, an unusual item (expense) of $2.8 million and amortization of excess reorganization value of $65.5 million ("Adjusted operating income" for Fiscal 2000) divided by (b) Adjusted Fiscal 2000 Revenues.

(5) "Adjusted net income as a percentage of revenues" for Fiscal 2001 is (a) net loss excluding the estimated impact of the additional week of $1.3 million (after tax), New England Lease income of $3.4 million (after tax), loyalty card startup costs of $0.9 million (after tax), startup costs and operating losses associated with the commencement of operation of the Company's New England stores of $0.6 million (after tax), an unusual item (income) of $1.0 million (after tax) and amortization of excess reorganization value of $111.9 million ("Adjusted net income" for Fiscal
     2001) divided by (b) Adjusted Fiscal 2001 Revenues. "Adjusted net loss as a percentage of revenues" for Fiscal 2000 is (a) net income excluding income associated with the New England Lease of $9.4 million (after tax), unusual items (expense) of $0.1 million (after tax), special charge of $3.9 million (after tax), amortization of excess reorganization value of $65.5 million, reorganization items (expense) of $166.0 million and extraordinary items (income) of $654.9 million ("Adjusted net income" for Fiscal 2000") divided by (b) Adjusted Fiscal 2000 Revenues.

REVENUES

          Revenues for Fiscal 2001 increased 0.9% to $2.412 billion from $2.390 billion in Fiscal 2000. The increase in revenues for Fiscal 2001 was primarily attributable to (1) an increase in same store sales, (2) the commencement of the Company's operation of 10 New England stores formerly leased to another supermarket chain (see "Liquidity and Capital Resources" below) and (3) the fact that Fiscal 2001 was a 53-week fiscal year and Fiscal 2000 was a 52-week fiscal year. These increases in revenues were partially offset by (1) a reduction in the number of stores the Company operated during Fiscal 2001 as compared to Fiscal 2000, resulting from the Company's decision to close or sell certain stores as part of the Company's Store Rationalization Program (during the fiscal year ended January 29, 2000, Penn Traffic sold or closed 21 stores in connection with this program; 19 of these stores were sold or closed in the 13-week period ended May 1, 1999) and (2) a decline in wholesale food distribution revenues. On a 52-week basis, revenues for Fiscal 2001 were approximately $2.360 billion.

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

GROSS PROFIT; ADJUSTED GROSS PROFIT

          Gross profit for Fiscal 2001 was 26.8% of revenues compared to 26.5% of revenues in Fiscal 2000. Adjusted gross profit for Fiscal 2001 was 26.6% of revenues compared to 26.3% of revenues in Fiscal 2000. The increase in adjusted gross profit as a percentage of revenues in Fiscal 2001 was primarily a result of (1) an increase in allowance income from the Company's vendors, (2) a reduction in inventory shrink expense and (3) a reduction in depreciation and amortization expense (as described below). These increases in adjusted gross profit were partially offset by an increase in promotional spending, as a percentage of revenues, to drive sales and launch a number of remodeled stores.

SELLING AND ADMINISTRATIVE EXPENSES; ADJUSTED SELLING AND ADMINISTRATIVE
EXPENSES

          Selling and administrative expenses for Fiscal 2001 were 24.5% of revenues compared to 24.9% of revenues in Fiscal 2000. Adjusted selling and administrative expenses for Fiscal 2001 were 24.5% of revenues compared to 25.1% of revenues for Fiscal 2000. The decrease in adjusted selling and administrative expense as a percentage of revenues in Fiscal 2001 was primarily a result of (1) the Company's cost reduction initiatives, (2) a reduction in bad debt expense and (3) reductions in depreciation expense and goodwill amortization (as described below).

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense was $41.9 million or 1.7% of revenues in Fiscal 2001 and $52.0 million or 2.2% of revenues in Fiscal 2000. Depreciation and amortization expense decreased in Fiscal 2001 primarily due to
(1) a reduction in the carrying value of property, plant and equipment associated with the implementation of fresh-start reporting (see Note 3 to the Consolidated Financial Statements) and (2) the elimination of goodwill associated with the implementation of fresh-start reporting.

          Amortization of excess reorganization value for Fiscal 2001 was $111.9 million and $65.5 million in Fiscal 2000. The excess reorganization value asset of $329.4 million, which was established in June 1999 in connection with the implementation of fresh-start reporting, is being amortized on a straight-line basis over a three-year period. The Company will not amortize the excess reorganization value asset after Fiscal 2002 in accordance with a new accounting standard (see "Impact of New Accounting Standards" below).

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

OPERATING LOSS; ADJUSTED OPERATING INCOME

          Operating loss for Fiscal 2001 was $54.9 million or 2.3% of revenues compared to an operating loss of $31.3 million or 1.3% of revenues for Fiscal 2000. The Company had an operating loss for Fiscal 2001 and Fiscal 2000 due to noncash charges for amortization of excess reorganization value of $111.9 million and $65.5 million, respectively. As described above, the Company will not amortize excess reorganization value after Fiscal 2002.

          Adjusted operating income for Fiscal 2001 was $49.1 million or 2.1% of revenues compared to $28.3 million or 1.2% of revenues for Fiscal 2000. The increase in adjusted operating income as a percentage of revenues in Fiscal 2001 was due to an increase in adjusted gross profit as a percentage of revenues and a decrease in adjusted selling and administrative expenses as a percentage of revenues.

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

REORGANIZATION ITEMS

          During Fiscal 2000, the Company recorded reorganization items (expense) of $166.0 million (see Note 7 to the Consolidated Financial Statements).

INCOME TAXES

          Income tax provision was $8.3 million for Fiscal 2001 compared to $4.4 million in Fiscal 2000.

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

NET (LOSS) INCOME; ADJUSTED NET INCOME (LOSS)

          Net loss for Fiscal 2001 was $102.3 million compared to a net income of $408.5 million for Fiscal 2000. Adjusted net income was $5.3 million for Fiscal 2001 compared to a net loss of $20.5 million for Fiscal 2000.

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

          As discussed below, the lenders under the Credit Facility have waived and agreed to forbear until October 31, 2002 (or, if earlier, the date on which certain other events specified in the Waiver and Forbearance Agreement occur) from exercising any remedies as a result of an event of default that arose due to the accounting restatement that resulted from the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary. Accordingly, notwithstanding the scheduled maturities of the Revolving Credit Facility and Term Loan described below, in accordance with generally accepted accounting principles, all amounts outstanding under the Credit Facility ($140.4 million at February 2, 2002 and $130.5 million at February 3, 2001) have been reclassified as Current maturities of long-term debt.

          The Term Loan is scheduled to mature on June 30, 2006. Amounts of the Term Loan maturing in future fiscal years are outlined in the following table:

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
                                                        =============

          Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility is scheduled to mature on June 30, 2005. As of February 2, 2002, there were approximately $32.1 million of borrowings and $27.7 million of letters of credit outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $133 million as of February 2, 2002 after giving effect to the restatement of the Company's financial statements (see Note 1).

          On August 14, 2002, the Company received a letter waiving certain events of default that arose under the Credit Facility as a result of the accounting restatement that resulted from the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary (see Note 1). The waiver letter also stated that the lenders under the Credit Facility would forbear from taking any action under the Credit Facility as a result of such defaults and permitted the Company to borrow, repay and reborrow under the Credit Facility through August 30, 2002.

          On August 29, 2002, the Company received a further extension of the waiver and forbearance from the lenders under the Credit Facility and entered into a Waiver and Forbearance Agreement dated as of August 30, 2002. The Waiver and Forbearance Agreement waives certain events of default that arose under the Credit Facility as a result of the accounting restatement that resulted from the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary or could arise as a result of the Company's noncompliance with certain financial covenants in the Credit Facility until October 31, 2002 (or, if earlier, the date on which certain other events specified in the Waiver and Forbearance Agreement occur). The Waiver and Forbearance Agreement also provides that the lenders would forbear from taking any action under the Credit Facility as a result of such defaults and permitted the Company to borrow, repay and reborrow under the Credit Facility through October 31, 2002.

          The Waiver and Forbearance Agreement will enable Penn Traffic to assess whether any other modifications to the Credit Facility would be required, including modifications to the existing financial covenants. Penn Traffic anticipates that on or prior to October 31, 2002, it will enter into a longer-term amendment to the Credit Facility with the lenders that will enable Penn Traffic to continue to borrow, repay and reborrow under the Revolving Credit Facility. In the event the Company was unable to negotiate and enter into such a longer-term amendment on a satisfactory basis with the lenders under the Credit Facility, the Company believes that it could refinance the amounts outstanding under the Credit Facility with an alternate lender. There can be no assurance however that the Company would be able to complete any such financing on terms comparable to the terms of the Credit Facility or otherwise acceptable to the Company. In addition, the revised terms of the Credit Facility, as well as other factors, could impact the ability of the Company to invest in new and existing stores and the Company's infrastructure, which could adversely affect the Company's results of operations.

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

          The table below presents significant contractual cash obligations of the Company at February 2, 2002:

                                                                                                         TOTAL
   COMMITMENT EXPIRES                                                                                 CONTRACTUAL
       DURING THE                                         CAPITAL LEASE            OPERATING             CASH
   FISCAL YEAR ENDING                DEBT (1)           OBLIGATIONS (2)(3)         LEASES (3)         OBLIGATIONS
---------------------------   --------------------   ------------------------   ----------------   -----------------
                                                               (IN THOUSANDS OF DOLLARS)

   February 1, 2003               $     140,666        $       16,715             $     32,864       $     190,245
   January 31, 2004                         255                14,480                   31,019              45,754
   January 29, 2005                         222                13,629                   27,941              41,792
   January 28, 2006                         236                12,881                   25,979              39,096
   February 3, 2007                         242                12,854                   23,537              36,633
   Thereafter                           111,091                50,994                  149,623             311,708

----------
   (1) Balance for fiscal year ending February 1, 2003 reflects the reclassification of all amounts outstanding under the Credit Facility at February 2, 2002 ($140.4 million) as Current maturities of long-term debt (see Note 12 to the Consolidated Financial Statements). Debt maturing based on the scheduled maturities of the Credit Facility during the fiscal years ending February 1, 2003; January 31, 2004; January 29, 2005; January 28, 2006; February 3, 2007 and thereafter are: $7.1 million;
          $10.0 million; $13.0 million; $40.1 million; $71.5 million; and $111.1 million, respectively.

   (2)    Includes amounts classified as imputed interest.

   (3)    See Note 11 to the Consolidated Financial Statements.

     The Company has also made certain contractual commitments that extend beyond February 2, 2002 as shown below:

   COMMITMENT EXPIRES             STAND-BY
       DURING THE                LETTERS OF            SURETY
   FISCAL YEAR ENDING             CREDIT (1)            BONDS (2)
-------------------------   -------------------   -----------------
                                   (IN THOUSANDS OF DOLLARS)

   February 1, 2003            $      27,668        $       6,877

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                          Page
------------------------------------------                          ----

   Reports of Independent Accountants                                48


   Consolidated Financial Statements:

     Statement of Operations                                         50
     Balance Sheet                                                   51
     Statement of Stockholders' Equity (Deficit)                     53
     Statement of Cash Flows                                         54
     Notes to Consolidated Financial Statements                      56


   Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts                95

   Supplementary Data - Quarterly Financial Data (Unaudited)         96

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                (POST-EMERGENCE)

To the Stockholders and the Board of Directors of The Penn Traffic Company:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of The Penn Traffic Company and its subsidiaries at February 2, 2002 and February 3, 2001 and the results of their operations and their cash flows for the years ended February 2, 2002, February 3, 2001 and the 31 weeks ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company has restated its consolidated financial statements for the years ended February 2, 2000 and February 3, 2001 and the 31 weeks ended January 29, 2000.

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


PricewaterhouseCoopers LLP

Syracuse, New York
March 15, 2002, except with respect to
  the information in Note 1 entitled Restatement as to which the date is September 13, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 (PRE-EMERGENCE)


To the Stockholders and the Board of Directors of The Penn Traffic Company:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects the consolidated statements of operations, stockholders' equity (deficit) and cash flows of The Penn Traffic Company and its subsidiaries for the 21 weeks ended June 26, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards generally accepted in the United States of America, which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, the Company has restated its consolidated financial statements for the 21 weeks ended June 26, 1999.


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


PricewaterhouseCoopers LLP

Syracuse, New York
March 10, 2000, except with respect to
  the information in Note 1 entitled Restatement as to which the date is September 13, 2002

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                             PREDECESSOR
                                                                   SUCCESSOR COMPANY                           COMPANY
                                               ---------------------------------------------------------- -------------------
                                                   RESTATED            RESTATED            RESTATED            RESTATED
                                                   52 WEEKS            53 WEEKS            31 WEEKS            21 WEEKS
                                                     ENDED               ENDED              ENDED               ENDED
                                                  FEBRUARY 2,         FEBRUARY 3,        JANUARY 29,           JUNE 26,
                                                     2002                2001                2000                1999
                                               ------------------  ------------------ ------------------- -------------------
                                                               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES                                        $     2,403,547     $     2,412,106     $    1,420,986      $      969,034

COST AND OPERATING EXPENSES:
   Cost of sales (Note 4)                             1,756,111           1,766,768          1,036,877             720,041
   Selling and administrative expenses                  590,603             590,048            345,148             251,018
   Amortization of excess
      reorganization value (Note 3)                     109,810             111,928             65,452
   Unusual items (Note 5)                                                    (1,741)             7,408              (4,631)
                                                ---------------     ---------------     --------------      ---------------

OPERATING (LOSS) INCOME                                 (52,977)            (54,897)           (33,899)              2,606
   Interest expense (Note 6)                             36,100              39,164             22,923              21,794
   Reorganization items (Note 7)                                                                                   165,974
                                                ---------------     ---------------     --------------      --------------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEMS                                  (89,077)            (94,061)           (56,822)           (185,162)
   Provision for income taxes (Note 8)                    9,678               8,279              4,387                  60
                                                ---------------     ---------------     --------------      --------------

LOSS BEFORE EXTRAORDINARY ITEMS                         (98,755)           (102,340)           (61,209)           (185,222)
   Extraordinary items (Note 9)                                                                                   (654,928)
                                                ---------------     ---------------     --------------      --------------

NET (LOSS) INCOME                               $       (98,755)    $      (102,340)    $      (61,209)     $      469,706
                                                ===============     ===============     ==============      ==============

PER SHARE (BASIC AND DILUTED):

   Net loss (Note 10)                           $         (4.92)    $         (5.09)    $        (3.04)
                                                ===============     ===============     ==============

The accompanying notes are an integral part of these statements. Per share data is not presented for the period ended on June 26, 1999, because of the general lack of comparability as a result of the revised capital structure of the Company.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                   RESTATED              RESTATED
                                                                  FEBRUARY 2,           FEBRUARY 3,
                                                                     2002                   2001
                                                                -----------------     ---------------
                                                                       (IN THOUSANDS OF DOLLARS)

                                     ASSETS

CURRENT ASSETS:
   Cash and short-term investments (Note 1)                      $      39,562         $      42,529
   Accounts and notes receivable (less allowance for
     doubtful accounts of $2,107 and $4,634, respectively)              49,710                46,113
   Inventories (Note 1)                                                274,845               266,570
   Prepaid expenses and other current assets                             9,506                 9,001
                                                                 -------------         -------------
                                                                       373,623               364,213
                                                                 -------------         -------------

CAPITAL LEASES (NOTES 1 AND 11):
   Capital leases                                                       59,920                60,405
   Less: Accumulated amortization                                      (15,173)               (9,593)
                                                                 -------------         -------------
                                                                        44,747                50,812
                                                                 -------------         -------------

FIXED ASSETS (NOTE 1):
   Land                                                                 40,113                39,733
   Buildings                                                            87,756                84,425
   Furniture and fixtures                                              161,862               138,572
   Vehicles                                                              4,943                 4,764
   Leasehold improvements                                               52,736                32,662
                                                                 -------------         -------------
                                                                       347,410               300,156
   Less: Accumulated depreciation                                      (73,974)              (44,649)
                                                                 -------------         -------------
                                                                       273,436               255,507
                                                                 -------------         -------------

OTHER ASSETS (NOTES 1 AND 3):
   Goodwill - net                                                        8,990                 9,197
   Beneficial leases - net                                              46,920                50,549
   Excess reorganization value - net                                    42,238               152,047
   Other assets - net                                                   16,414                22,517
                                                                 -------------         -------------

                                                                 $     806,368         $     904,842
                                                                 =============         =============

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                       RESTATED              RESTATED
                                                                      FEBRUARY 2,           FEBRUARY 3,
                                                                         2002                  2001
                                                                    ---------------       ---------------
                                                                           (IN THOUSANDS OF DOLLARS)

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of obligations under capital leases (Note 11)     $       8,329         $       7,878
   Current maturities of long-term debt (Note 12)                          140,666               130,812
   Trade accounts and drafts payable (Note 1)                              129,158               120,045
   Other accrued liabilities                                                77,590                76,858
   Accrued interest expense                                                  2,514                 3,478
   Taxes payable and deferred taxes                                         15,125                15,656
                                                                     -------------        --------------
                                                                           373,382               354,727
                                                                     -------------         -------------

NONCURRENT LIABILITIES:
   Obligations under capital leases (Note 11)                               67,075                73,396
   Long-term debt (Note 12)                                                112,046               112,362
   Deferred income taxes                                                    63,770                76,141
   Other noncurrent liabilities                                             51,471                28,483


STOCKHOLDERS' EQUITY (NOTE 14):
   Preferred stock - authorized 1,000,000 shares,
     $.01 par value; none issued
   Common stock - authorized 30,000,000 shares,
     $.01 par value; 20,056,264 shares and 20,054,022 shares
     issued and outstanding, respectively                                      201                   201
   Capital in excess of par value                                          416,597               416,207
   Stock warrants                                                            7,249                 7,249
   Retained deficit                                                       (262,304)             (163,549)
   Accumulated other comprehensive loss                                    (22,744)
   Treasury stock, at cost                                                    (375)                 (375)
                                                                     -------------         -------------
     TOTAL STOCKHOLDERS' EQUITY                                            138,624               259,733
                                                                     -------------         -------------

                                                                     $     806,368         $     904,842
                                                                     =============         =============

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            Accumulated                                   Total
                                         Capital in                            Other                                   Stockholders'
                                Common   Excess of    Stock     Retained   Comprehensive    Unearned     Treasury         Equity
                                Stock    Par Value   Warrants   Deficit    (Loss) Income  Compensation     Stock        (Deficit)
                               -----------------------------------------------------------------------------------------------------
(In thousands of dollars)
PREDECESSOR COMPANY:

JANUARY 30, 1999               $ 13,425   $ 179,882  $     0   $ (658,820)  $   (3,470)     $     (98)   $    (625)     $ (469,706)

Comprehensive income:
  Net income for the
   21-week period ended
   June 26, 1999                                                  469,706
Total comprehensive income                                                                                                 469,706

Adjustments to Stockholders'
  Equity in connection with
  reorganization
  (Notes 2 and 3)               (13,425)   (179,882)              189,114        3,470             98          625
Issuance of Common Stock
  and Stock Warrants in
  connection with
  reorganization
  (Notes 2 and 3)                   201     416,207    7,249                                                               423,657
------------------------------------------------------------------------------------------------------------------------------------
JUNE 26, 1999                       201     416,207    7,249            0            0              0            0         423,657
====================================================================================================================================

SUCCESSOR COMPANY:

Comprehensive loss:
  Net loss for the 31-week
   period ended
   January 29, 2000                                               (61,209)
Total comprehensive loss                                                                                                   (61,209)
------------------------------------------------------------------------------------------------------------------------------------
RESTATED JANUARY 29, 2000           201     416,207    7,249      (61,209)           0              0            0         362,448


Comprehensive loss:
  Net loss                                                       (102,340)
Total comprehensive loss                                                                                                  (102,340)

Purchase of treasury shares                                                                                   (375)           (375)
------------------------------------------------------------------------------------------------------------------------------------
RESTATED FEBRUARY 3, 2001           201     416,207    7,249     (163,549)           0              0         (375)        259,733


Comprehensive loss:
  Net loss                                                        (98,755)
  Minimum pension liability
   net of tax benefit of $13,935                                               (20,042)
  Cumulative effect of
   accounting change net of
   tax benefit of $1,244                                                        (1,790)
  Change in fair value of
   cash flow hedges net of
   tax benefit of $635                                                            (912)
Total comprehensive loss                                                                                                  (121,499)

Other                                           390                                                                            390
------------------------------------------------------------------------------------------------------------------------------------
RESTATED FEBRUARY 2, 2002      $    201   $ 416,597  $ 7,249   $ (262,304)  $  (22,744)     $       0    $    (375)     $  138,624
====================================================================================================================================

        The accompanying notes are an integral part of these statements.

                            THE PENN TRAFFIC COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                PREDECESSOR
                                                                   SUCCESSOR COMPANY                              COMPANY
                                               ---------------------------------------------------------- -------------------
                                                     RESTATED              RESTATED           RESTATED            RESTATED
                                                     52 WEEKS              53 WEEKS           31 WEEKS            21 WEEKS
                                                       ENDED                 ENDED             ENDED               ENDED
                                                    FEBRUARY 2,           FEBRUARY 3,       JANUARY 29,           JUNE 26,
                                                       2002                  2001               2000                1999
                                               ------------------  ------------------ ------------------- -------------------
                                                                         (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
    Net (loss) income                              $    (98,755)       $   (102,340)      $    (61,209)       $    469,706
    Adjustments to reconcile net (loss)
      income to net cash provided by
      operating activities:
      Depreciation and amortization                      41,926              41,870             26,176              25,832
      Amortization of excess
        reorganization value                            109,810             111,928             65,452
      Gain on sold/closed stores                                                                                    (2,921)
      Reorganization Items:
        Gain from rejected leases                                                                                  (12,830)
        Write-off of unamortized
          deferred financing fees                                                                                   16,591
        Fresh-start adjustments                                                                                    150,104
      Extraordinary items                                                                                         (654,928)
      Adjustment of excess
        reorganization value                                                                    14,258
      Other - net                                           216                (238)              (941)                120
NET CHANGE IN ASSETS AND LIABILITIES:
    Accounts receivable and
      prepaid expenses                                   (4,102)              2,855              2,425              15,545
    Inventories                                          (8,275)                (41)           (10,101)             23,020
    Payables and accrued expenses                         4,697             (22,318)            (9,707)             16,727
    Deferred income taxes                                 2,795               8,420             (9,979)
    Other assets                                         (7,423)             (4,302)             2,403               1,464
    Other noncurrent liabilities                         (1,770)              1,317             (3,067)             (4,797)
                                                   ------------        ------------       ------------        ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                39,119              37,151             15,710              43,633
                                                   ------------        ------------       ------------        ------------

                            THE PENN TRAFFIC COMPANY

                                                                                                               PREDECESSOR
                                                                   SUCCESSOR COMPANY                             COMPANY
                                               ---------------------------------------------------------- -------------------
                                                     RESTATED            RESTATED            RESTATED            RESTATED
                                                     52 WEEKS            53 WEEKS            31 WEEKS            21 WEEKS
                                                       ENDED               ENDED              ENDED               ENDED
                                                    FEBRUARY 2,         FEBRUARY 3,        JANUARY 29,           JUNE 26,
                                                       2002                2001                2000                1999
                                               ------------------  ------------------ ------------------- -------------------
                                                                         (IN THOUSANDS OF DOLLARS)
INVESTING ACTIVITIES:
    Capital expenditures                                (45,672)            (57,982)           (31,468)             (6,279)
    Proceeds from sale of assets                            383               1,551              5,251              17,273
                                                   ------------        ------------       ------------        ------------

NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                  (45,289)            (56,431)           (26,217)             10,994
                                                   ------------        ------------       ------------        ------------

FINANCING ACTIVITIES:
    Net increase (decrease) in
      drafts payable                                      1,877               5,321             (3,332)             (2,677)
    Borrowing of term loan                                                                                         115,000
    Borrowing of revolving debt                         194,800              95,900             33,100
    Repayment of revolving debt                        (180,200)            (78,400)           (33,100)
    Borrowing of former revolver debt                                                                               31,100
    Repayment of former revolver debt                                                                             (144,000)
    Borrowing of DIP revolver debt                                                                                 166,751
    Repayment of DIP revolver debt                                                                                (166,751)
    Payments to settle long-term debt                    (5,062)             (2,296)              (162)             (9,598)
    Reduction of capital lease
      obligations                                        (8,220)            (10,100)            (5,773)             (8,487)
    Payment of debt issuance costs                                                                                  (7,906)
    Purchase of treasury shares                                                (375)
    Exercise of stock options                                 8
                                                   ------------        ------------       ------------        ------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                    3,203              10,050             (9,267)            (26,568)
                                                   ------------        ------------       ------------        ------------

(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                       (2,967)             (9,230)           (19,774)             28,059

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    42,529              51,759             71,533              43,474
                                                   ------------        ------------       ------------        ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $     39,562        $     42,529       $     51,759        $     71,533
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

For Fiscal 2002, Fiscal 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999, amortization of intangibles was $116.1 million, $118.1 million, $69.1 million and $3.9 million, respectively.

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

TRADE ACCOUNTS AND DRAFTS PAYABLE Trade accounts and drafts payable include drafts payable of $35.6 million and $34.0 million at February 2, 2002 and February 3, 2001, respectively.

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

RESTATEMENT The Company has restated its financial results after discovering in August 2002 that an employee of its Penny Curtiss bakery manufacturing subsidiary made false accounting entries which primarily involved the overstatement of inventory over a period of three and one-quarter years. The effect of the correction of the misstatements was to increase previously reported net loss by $3.0 million, $2.4 million, and $1.1 million and net loss per share - diluted by $0.15, $0.12, and $0.05 for the fiscal years ended February 2, 2002 and February 3, 2001 and the 31-week period ended January 29, 2000, respectively. In addition, the restatement reduced operating income for the 21-week period ended June 26, 1999 by $1.1 million; this amount was offset in the Company's Consolidated Statement of Operations by an adjustment to Reorganization items associated with the Company's adoption of fresh-start reporting on June 26, 1999.

          The effect of the correction of the misstatements on previously reported EBITDA was a reduction of $4.2 million, $3.2 million, $1.3 million and $1.1 million for the fiscal years ended February 2, 2002 and February 3, 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999. EBITDA is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value, LIFO provision, special charges, unusual items, write-down of long-lived assets, reorganization items and extraordinary items. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities or liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company reports EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

          The restatement also includes the reclassification of $3.9 million, $3.7 million, $2.4 million and $1.4 million of expenses for fiscal years ended February 2, 2002 and February 3, 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999, respectively, from Selling and administrative expenses to Cost of Sales to more appropriately reflect the classification of certain indirect manufacturing expenses associated with the Penny Curtiss bakery manufacturing subsidiary.

          The financial statement line items which were restated are Revenues, Cost of sales, Selling and administrative expenses, Amortization of excess reorganization value, Provision for income taxes, Inventories, Prepaid expenses and other current assets, Excess reorganization value, Trade accounts and drafts payable, Taxes payable and deferred taxes, and Retained deficit. The Consolidated Financial Statements for the fiscal years ended February 2, 2002 and February 3, 2001, the 31-week period ended January 29, 2000, and the 21-week period ended June 26, 1999 and notes thereto included in this Annual Report on Form 10-K/A have been restated to include the effects of the correction of these misstatements and the reclassification of all amounts outstanding under the Credit Facility as Current maturities of long-term debt (see Note 12) as follows:

                                                      52 WEEKS ENDED                       53 WEEKS ENDED
                                                     FEBRUARY 2, 2002                     FEBRUARY 3, 2001
                                            -----------------------------------  -----------------------------------
                                                   AS                                   AS
                                               PREVIOUSLY                           PREVIOUSLY
                                                REPORTED          RESTATED           REPORTED          RESTATED
                                            ----------------- -----------------  ----------------- -----------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
   OPERATIONS

Revenues                                      $  2,404,302      $  2,403,547       $  2,413,295      $  2,412,106

Cost of sales                                    1,748,710         1,756,111          1,761,043         1,766,768
Selling and administrative expenses                594,517           590,603            593,757           590,048
Amortization of excess
   reorganization value                            109,273           109,810            111,381           111,928
Unusual item                                                                             (1,741)           (1,741)
                                              ------------      ------------       ------------      ------------

Operating (loss)                                   (48,198)          (52,977)           (51,145)          (54,897)
Interest expense                                    36,100            36,100             39,164            39,164
                                              ------------      ------------       ------------      ------------

Loss before taxes                                  (84,298)          (89,077)           (90,309)          (94,061)
Provision for income taxes                          11,418             9,678              9,593             8,279
                                              ------------      ------------       ------------      ------------

Net loss                                      $    (95,716)     $    (98,755)      $    (99,902)     $   (102,340)
                                              ============      ============       ============      ============

Per share (Basic and Diluted)                 $      (4.77)     $      (4.92)      $      (4.97)     $      (5.09)
                                              ============      ============       ============      ============

                                                    SUCCESSOR COMPANY                   PREDECESSOR COMPANY
                                                      31 WEEKS ENDED                       21 WEEKS ENDED
                                                     JANUARY 29, 2000                      JUNE 26, 1999
                                            -----------------------------------  -----------------------------------
                                                   AS                                   AS
                                               PREVIOUSLY                           PREVIOUSLY
                                                REPORTED          RESTATED           REPORTED          RESTATED
                                            ----------------- -----------------  ----------------- -----------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
   OPERATIONS

Revenues                                      $  1,421,936      $  1,420,986       $    969,250      $    969,034

Cost of sales                                    1,034,049         1,036,877            717,843           720,041
Selling and administrative expenses                347,577           345,148            252,375           251,018
Amortization of excess
   reorganization value                             65,132            65,452
Unusual items                                        7,408             7,408             (4,631)           (4,631)
                                              ------------      ------------       ------------    ---------------

Operating (loss) income                            (32,230)          (33,899)             3,663             2,606
Interest expense                                    22,923            22,923             21,794            21,794
Reorganization items                                                                    167,031           165,974
                                              ------------      ------------       ------------      ------------

Loss before taxes                                  (55,153)          (56,822)          (185,162)         (185,162)
Provision for income taxes                           4,940             4,387                 60                60
                                              ------------      ------------       ------------      ------------

Loss before extraordinary items                    (60,093)          (61,209)          (185,222)         (185,222)

Extraordinary item                                                                     (654,928)         (654,928)
                                              ------------      ------------       ------------      ------------

Net (loss) income                             $    (60,093)     $    (61,209)      $    469,706      $    469,706
                                              ============      ============       ============      ============

Per share (Basic and Diluted)                 $      (2.99)     $      (3.04)
                                              ============      ============

                                                     FEBRUARY 2, 2002                     FEBRUARY 3, 2001
                                            -----------------------------------  -----------------------------------
                                                   AS                                   AS
                                               PREVIOUSLY                           PREVIOUSLY
                                                REPORTED          RESTATED           REPORTED          RESTATED
                                            ----------------- -----------------  ----------------- -----------------
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET

Inventories                                   $    284,221      $    274,845       $    271,704      $    266,570
Prepaid expenses and other
   current assets                                    9,697             9,506              9,338             9,001
Total current assets                               383,190           373,623            369,684           364,213
Excess reorganization value                         42,032            42,238            151,304           152,047
Total assets                                       815,729           806,368            909,570           904,842

Trade accounts and drafts payable                  128,872           129,158            119,905           120,045
Taxes payable and deferred taxes                    18,179            15,125             16,971            15,656
Current maturities of long-term debt                 7,066           140,666              5,062           130,812
Total current liabilities                          242,550           373,382            230,151           354,727
Long-term debt                                     245,646           112,046            238,112           112,362
Retained deficit                                  (255,711)         (262,304)          (159,995)         (163,549)
Total stockholders' equity                         145,217           138,624            263,287           259,733
Total liabilities and
   stockholders' equity                            815,729           806,368            909,570           904,842


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

          The total reorganization value as of the Effective Date was approximately $750 million, which was approximately $329.4 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities. Such excess is classified as "Excess reorganization value" in the accompanying Consolidated Balance Sheet. This amount is being amortized on a straight-line basis over a three-year period from June 26, 1999. In connection with the implementation of SFAS 142, the Company will no longer amortize excess reorganization value after Fiscal 2002.

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

NOTE 7 - REORGANIZATION ITEMS:

          Reorganization items (expense) consist of the following items:

                                                                                           PREDECESSOR
                                                                                             COMPANY
                                                                                      -----------------------
                                                                                          21 WEEKS ENDED
                                                                                          JUNE 26, 1999
                                                                                      -----------------------
                                                                                      (IN THOUSANDS OF DOLLARS)

           Fresh-start adjustments                                                         $     150,104
           Gain from rejected leases                                                             (12,830)
           Write-off of unamortized
               deferred financing fees                                                            16,591
           Professional fees                                                                      12,109
                                                                                           -------------

                 Total Expense                                                             $     165,974
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

NOTE 8 - INCOME TAXES:

          The provision for income taxes was as follows:

                                                                                                      PREDECESSOR
                                                                   SUCCESSOR COMPANY                    COMPANY
                                                    ------------------------------------------------ ---------------
                                                        52 WEEKS         53 WEEKS       31 WEEKS        21 WEEKS
                                                         ENDED            ENDED          ENDED           ENDED
                                                      FEBRUARY 2,      FEBRUARY 3,    JANUARY 29,       JUNE 26,
                                                          2002             2001           2000            1999
                                                    ----------------- -------------- --------------- ---------------
                                                                       (IN THOUSANDS OF DOLLARS)
Current Tax Provision:
   Federal income                                     $       4,640     $     (731)    $      (44)     $
   State income                                               2,243            590             90              60
                                                      -------------     ----------     ----------      ----------
                                                              6,883           (141)            46              60
                                                      -------------     ----------     ----------      ----------
Deferred Tax Provision:
   Federal income                                             2,165          6,897          3,358
   State income                                                 630          1,523            983
                                                      -------------     ----------     ----------      ----------
                                                              2,795          8,420          4,341
                                                      -------------     ----------     ----------      ----------

Provision for income taxes                            $       9,678     $    8,279     $    4,387      $       60
                                                      =============     ==========     ==========      ==========

          The differences between income taxes computed using the statutory federal income tax rate and those shown in the Consolidated Statement of Operations are summarized as follows:

                                                                                                      PREDECESSOR
                                                                   SUCCESSOR COMPANY                    COMPANY
                                                    ------------------------------------------------ ---------------
                                                        52 WEEKS         53 WEEKS       31 WEEKS        21 WEEKS
                                                         ENDED            ENDED          ENDED            ENDED
                                                       FEBRUARY 2,      FEBRUARY 3,    JANUARY 29,      JUNE 26,
                                                          2002             2001           2000            1999
                                                    ----------------- -------------- --------------- ---------------
                                                                       (IN THOUSANDS OF DOLLARS)
Federal (benefit) at statutory rates                  $     (31,177)    $  (32,921)    $  (19,888)     $  (64,807)
State income taxes net of federal
   income tax effect                                          1,868          1,373            697         (10,870)
Nondeductible amortization of excess
   reorganization value and goodwill                         38,433         39,175         22,908           1,303
Miscellaneous items                                             629            727            714
Tax credits                                                     (75)           (75)           (44)
Valuation allowance                                                                                        74,434
                                                      -------------     ----------     ----------      ----------

Provision for income taxes                            $       9,678     $    8,279     $    4,387      $       60
                                                      =============     ==========     ==========      ==========

          Components of deferred income taxes at February 2, 2002, and February 3, 2001, were as follows:

                                                                          FEBRUARY 2,              FEBRUARY 3,
                                                                             2002                     2001
                                                                       ----------------          ----------------
                                                                                (IN THOUSANDS OF DOLLARS)
Deferred Tax Liabilities:
   Fixed assets                                                          $     68,261              $     68,797
   Inventory                                                                   28,057                    28,038
   Beneficial leases and goodwill                                              21,420                    21,776
   Pensions                                                                     4,474                     6,512
                                                                         ------------              ------------

                                                                         $    122,212              $    125,123
                                                                         ============              ============

Deferred Tax Assets:
   Nondeductible accruals                                                $     42,363              $     32,336
   Capital leases                                                              12,573                    12,493
   Tax credit carryforwards                                                       249                       286
                                                                         ------------              ------------

                                                                         $     55,185              $     45,115
                                                                         ============              ============

Net Deferred Tax Liability                                               $     67,027              $     80,008
                                                                         ============              ============

          In Fiscal 2002, the Company recorded a provision for income taxes of approximately $9.7 million. In addition, in Fiscal 2002 the Company recorded a benefit for income taxes (1) approximately $13.9 million associated with the recording of a minimum pension liability and the write-off of certain prepaid pension assets and (2) approximately $1.9 million associated with the recording of a liability equal to the fair value of the Company's interest rate swap contracts.

          The Company recorded provisions for income taxes for Fiscal 2001 and the 31-week period ended January 29, 2000 of approximately $8.3 million and $4.4 million, respectively. The Company recorded no income tax benefit relating to the net operating loss generated during the 21-week period ended June 26, 1999, as such loss was offset by a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. Due to the operating loss carryforward described below, the Company did not pay any income taxes for the 52-week period ended January 29, 2000 (other than $0.2 million of franchise taxes).

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

                                                          52 WEEKS                53 WEEKS                31 WEEKS
                                                           ENDED                   ENDED                    ENDED
                                                        FEBRUARY 2,              FEBRUARY 3,             JANUARY 29,
                                                            2002                    2001                    2000
                                                     -------------------    -------------------    -------------------
                                                                              (IN THOUSANDS)
Shares used in the calculation of
   Basic EPS (weighted average
   shares outstanding)                                       20,056                 20,084                 20,107

   Effect of potentially dilutive securities                      0                      0                      0
                                                        -----------            -----------            -----------

Share used in the calculation
   of Diluted EPS                                            20,056                 20,084                 20,107
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

          For Fiscal 2002, Fiscal 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999, capital lease amortization expense was $6.6 million, $7.6 million, $5.1 million and $3.9 million, respectively. The following is an analysis of the leased property under capital leases by major classes:

                                                                             ASSET BALANCES AT:
                                                                    FEBRUARY 2,               FEBRUARY 3,
                                                                       2002                      2001
                                                                --------------------       -------------------
                                                                          (IN THOUSANDS OF DOLLARS)
Store facilities                                                   $    49,692                $    51,943
Warehousing and distribution                                             7,666                      8,033
Other                                                                    2,562                        429
                                                                   -----------                -----------

Total                                                              $    59,920                $    60,405
Less: Accumulated amortization                                         (15,173)                    (9,593)
                                                                   -----------                -----------

Capital lease assets, net                                          $    44,747                $    50,812
                                                                   ===========                ===========

          The following is a summary by year of future minimum rental payments for capitalized leases and for operating leases that have initial or remaining noncancelable terms in excess of one year as of February 2, 2002:

                                                               TOTAL              OPERATING            CAPITAL
                                                          -----------------    ----------------    -----------------
                                                                          (IN THOUSANDS OF DOLLARS)

Fiscal Years Ending:
February 1, 2003                                             $    49,579          $    32,864         $    16,715
January 31, 2004                                                  45,499               31,019              14,480
January 29, 2005                                                  41,570               27,941              13,629
January 28, 2006                                                  38,860               25,979              12,881
February 3, 2007                                                  36,391               23,537              12,854
Later years                                                      200,617              149,623              50,994
                                                             -----------          -----------         -----------
Total minimum lease payments                                 $   412,516          $   290,963             121,553
                                                             ===========          ===========

Less: Estimated amount representing interest                                                              (46,149)
                                                                                                      -----------

Present value of net minimum capital
   lease payments                                                                                          75,404
Less: Current portion                                                                                      (8,329)
                                                                                                      -----------

Long-term obligations under capital leases                                                            $    67,075
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

          Minimum rental payments for operating leases were as follows:

                                                                                                      PREDECESSOR
                                                                   SUCCESSOR COMPANY                    COMPANY
                                                    ------------------------------------------------ ---------------
                                                        52 WEEKS        53 WEEKS        31 WEEKS        21 WEEKS
                                                         ENDED           ENDED           ENDED           ENDED
                                                      FEBRUARY 2,     FEBRUARY 3,     JANUARY 29,       JUNE 26,
                                                          2002            2001            2000            1999
                                                    -------------------------------- --------------- ---------------
                                                                       (IN THOUSANDS OF DOLLARS)
Minimum rentals                                       $      36,734    $   37,761      $   22,245      $   16,693
Contingent rentals                                              543           564             305             334
Less:  Sublease payments                                     (6,541)       (6,508)         (4,466)         (3,325)
                                                      -------------    ----------      ----------      ----------

Net rental payments                                   $      30,736    $   31,817      $   18,084      $   13,702
                                                      =============    ==========      ==========      ==========

NOTE 12 - LONG-TERM DEBT:

          The long-term debt of Penn Traffic consisted of the obligations described below as of the dates set forth:

                                                                    FEBRUARY 2,               FEBRUARY 3,
                                                                       2002                      2001
                                                                --------------------       -------------------
                                                                          (IN THOUSANDS OF DOLLARS)
Secured Term Loan                                                  $     108,250              $     113,000
Secured Revolving Credit Facility                                         32,100                     17,500
Other Secured Debt                                                        12,362                     12,674
11% Senior Notes due June 29, 2009                                       100,000                    100,000
                                                                   -------------              -------------

Total Debt                                                         $     252,712              $     243,174
Less: Current maturities of long-term debt                              (140,666)                  (130,812)
                                                                   -------------              -------------

Total Long-Term Debt                                               $     112,046              $     112,362
                                                                   =============              =============

          Amounts maturing during each of the next five fiscal years are:
$140.7 million (Fiscal 2003); $0.3 million (Fiscal 2004); $0.2 million (Fiscal 2005); $0.2 million (Fiscal 2006), $0.2 million (Fiscal 2007) and $111.1 million thereafter. Such amounts take into account the fact that all amounts outstanding under the Credit Facility have been classified as Current maturities of long-term debt as described below. Amounts maturing during each of the next five fiscal years based on the scheduled maturities of the Credit Facility are: $7.1 million (Fiscal 2003); $10.0 million (Fiscal 2004); $13.0 million (Fiscal 2005); $40.1 million (Fiscal 2006, including amounts outstanding under the Revolving Credit Facility at February 2, 2002); $71.5 million (Fiscal 2007) and $111.1 million thereafter.

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

          As discussed below, the lenders under the Credit Facility have waived and agreed to forbear until October 31, 2002 (or, if earlier, the date on which certain other events specified in the Waiver and Forbearance Agreement occur) from exercising any remedies as a result of an event of default that arose due to the accounting restatement that resulted from the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary. Accordingly, notwithstanding the scheduled maturities of the Revolving Credit Facility and Term Loan described below, in accordance with generally accepted accounting principles, all amounts outstanding under the Credit Facility ($140.4 million at February 2, 2002 and $130.5 million at February 3, 2001) have been reclassified as Current maturities of long-term debt.

          The remaining outstanding balance of the Term Loan is scheduled to mature on June 30, 2006. The Term Loan consists of a $40 million Tranche A Term Loan ($34 million outstanding at February 2, 2002) and a $75 million Tranche B Term Loan ($74.25 million outstanding at February 2, 2002). Amounts of the Term Loan scheduled to mature in future fiscal years are outlined in the following table:

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
                                                              =============

          Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility will mature on June 30, 2005. As of February 2, 2002, there were approximately $32.1 million of borrowings and $27.7 million of letters of credit outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $133 million as of February 2, 2002 after giving effect to the restatement of the Company's financial statements (see Note 1).

          On August 14, 2002, the Company received a letter waiving certain events of default that arose under the Credit Facility as a result of the accounting restatement that resulted from the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary (see Note 1). The waiver letter also stated that the lenders under the Credit Facility would forbear from taking any action under the Credit Facility as a result of such defaults and permitted the Company to borrow, repay and reborrow under the Credit Facility through August 30, 2002.

          On August 29, 2002, the Company received a further extension of the waiver and forbearance from the lenders under the Credit Facility and entered into a Waiver and Forbearance Agreement dated as of August 30, 2002. The Waiver and Forbearance Agreement waives certain events of default that arose under the Credit Facility as a result of the accounting restatement that resulted from the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary or could arise as a result of the Company's noncompliance with certain financial covenants in the Credit Facility until October 31, 2002 (or, if earlier, the date on which certain other events specified in the Waiver and Forbearance Agreement occur). The Waiver and Forbearance Agreement also provides that the lenders would forbear from taking any action under the Credit Facility as a result of such defaults and permitted the Company to borrow, repay and reborrow under the Credit Facility through October 31, 2002.

          The Waiver and Forbearance Agreement will enable Penn Traffic to assess whether any other modifications to the Credit Facility would be required, including modifications to the existing financial covenants. Penn Traffic anticipates that on or prior to October 31, 2002, it will enter into a longer-term amendment to the Credit Facility with the lenders that will enable Penn Traffic to continue to borrow, repay and reborrow under the Revolving Credit Facility. In the event the Company was unable to negotiate and enter into such a longer-term amendment on a satisfactory basis with the lenders under the Credit Facility, the Company believes that it could refinance the amounts outstanding under the Credit Facility with an alternate lender. There can be no assurance, however, that the Company would be able to complete any such financing on terms comparable to the terms of the Credit Facility or otherwise acceptable to the Company.

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


                                                    LIBOR-BASED                     PRIME-BASED
                                                    BORROWINGS                      BORROWINGS
                                             --------------------------      --------------------------
Revolving Credit                                1.875% - 2.750%                  0.875% - 1.750%

Term Loan A                                     1.875% - 2.750%                  0.875% - 1.750%

Term Loan B                                     2.750% - 3.000%                  1.750% - 2.000%

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

          The following sets forth the net pension expense (income) recognized for the defined benefit pension plans, as well as the benefit obligations, assets and the funded status of the Company's defined benefit pension plans:

                                                                                                      PREDECESSOR
                                                                   SUCCESSOR COMPANY                    COMPANY
                                                    ------------------------------------------------ ---------------
                                                         52 WEEKS       53 WEEKS        31 WEEKS        21 WEEKS
                                                          ENDED          ENDED           ENDED           ENDED
                                                       FEBRUARY 2,     FEBRUARY 3,     JANUARY 29,      JUNE 26,
                                                          2002            2001            2000            1999
                                                    -------------------------------- --------------- ---------------
                                                                       (IN THOUSANDS OF DOLLARS)
Service cost                                          $       3,951    $    4,142      $    3,171      $    2,230
Interest cost                                                13,781        13,578           7,608           5,385
Expected return on plan assets                              (20,097)      (20,113)        (12,139)         (8,714)
Net amortization                                                (62)         (232)            (46)            484
                                                      -------------    ----------      ----------      ----------
Net pension income                                    $      (2,427)   $   (2,625)     $   (1,406)     $     (615)
                                                      =============    ==========      ==========      ==========

                                                                               PENSION BENEFITS
                                                                      FEBRUARY 2,            FEBRUARY 3,
                                                                         2002                   2001
                                                                   -----------------     -----------------
                                                                          (IN THOUSANDS OF DOLLARS)
Change in benefit obligation:
Benefit obligation at beginning of year                               $    192,794            $  175,843
Service cost                                                                 3,951                 4,142
Interest cost                                                               13,781                13,578
Settlement of obligations                                                   (7,959)
Amendment                                                                      438
Actuarial loss                                                              11,596                11,131
Benefits paid                                                              (12,808)              (11,900)
                                                                      ------------            ----------
Benefit obligation at end of year                                     $    201,793            $  192,794
                                                                      ============            ==========

Change in plan assets:
Fair value of plan assets at beginning of year                        $    195,387            $  201,553
Actual (loss) return on plan assets                                         (5,442)                3,279
Settlement of obligations                                                   (7,122)
Company contributions                                                        5,829                 2,455
Benefits paid                                                              (12,808)              (11,900)
                                                                      ------------            ----------
Fair value of plan assets at end of year                              $    175,844            $  195,387
                                                                      ============            ==========

Funded status of the plans                                            $    (25,949)           $    2,593
Unrecognized actuarial loss                                                 50,158                13,289
Unrecognized prior service cost                                                438
                                                                      ------------            ----------
Net amount recognized                                                 $     24,647            $   15,882
                                                                      ============            ==========

          Components of the amounts recognized in the Company's Consolidated Balance Sheet consist of:

                                                   PENSION BENEFITS
                                             FEBRUARY 2,       FEBRUARY 3,
                                                2002              2001
                                             -----------       -----------
                                                (IN THOUSANDS OF DOLLARS)
Prepaid benefit cost                         $    10,409       $    20,375
Accrued benefit liability                        (20,177)           (4,493)
Intangible asset                                     438
Accumulated other comprehensive income            33,977
                                             -----------       -----------
Net amount recognized                        $    24,647       $    15,882
                                             ===========       ===========

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

          A summary of the status of the Company's Equity Plan and Directors Plan as of February 2, 2002, February 3, 2001, and January 29, 2000, and the changes during Fiscal 2002, Fiscal 2001 and the 31-week period ended January 29, 2000, are presented below:

                                                Equity Plan                         Directors Plan
                                     ---------------------------------   ---------------------------------
                                                          Weighted                             Weighted
                                                          Average                              Average
                                          Number          Exercise            Number           Exercise
Plan Options                            of Shares          Price            of Shares           Price
------------                         ---------------   ---------------   ---------------   ---------------
Outstanding at June 26, 1999
    Granted                                2,164,500   $         14.53           140,000   $         12.13
    Forfeited                               (845,000)            15.55
                                     ---------------   ---------------   ---------------   ---------------

Outstanding at January 29, 2000            1,319,500             13.87           140,000             12.13
    Granted                                  129,000              3.94            27,000              5.96
    Forfeited                                (73,500)            12.13
                                     ---------------   ---------------   ---------------   ---------------

Outstanding at February 1, 2001            1,375,000             13.03           167,000             11.13
    Granted                                  510,000              4.35             7,000              4.48
    Exercised                                 (2,000)             3.94
    Forfeited                               (644,000)            16.18
                                     ---------------   ---------------   ---------------   ---------------

Outstanding at February 2, 2002            1,239,000   $          7.84           174,000   $         10.86
                                     ===============   ===============   ===============   ===============

          As of February 2, 2002, the 1,239,000 options outstanding under the Equity Plan have exercise prices between $3.94 and $12.13 and a weighted average remaining contractual life of 8.5 years. As of February 2, 2002, the 174,000 options outstanding under the Directors Plan have exercise prices between $4.48 and $12.13 and a weighted average remaining contractual life of 7.6 years.

          The following table summarizes information about stock options outstanding at February 2, 2002:

                                        OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                  --------------------------------   -------------------
                 Exercise                             Remaining
                  Price               Shares             Life               Shares
             ----------------     --------------    --------------   -------------------
               $   3.94               107,000             8.8               42,800
                   4.35               510,000             9.7              102,000
                   4.48                 7,000             9.4                7,000
                   5.89                20,000             8.2               20,000
                   6.16                 7,000             8.4                7,000
                   8.75               140,000             7.6               84,000
                  12.13               622,000             7.4              429,200

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

          Pro forma information regarding Net loss and Net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair values of options granted during Fiscal 2002, Fiscal 2001 and the 31-week period ended January 29, 2000 are as follows:

                                  52 WEEKS               53 WEEKS               31 WEEKS
                                   ENDED                  ENDED                  ENDED
                                 FEBRUARY 2,            FEBRUARY 1,            JANUARY 29,
                                    2002                   2001                   2000
                                -----------            -----------            -----------
Equal to Market Price           $      2.14            $      1.98            $      4.89

Less than Market Price                 1.90                   3.18

In excess of Market Price                                     2.21                   0.30

          The average fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

                                                 52 WEEKS               53 WEEKS               31 WEEKS
                                                  ENDED                  ENDED                  ENDED
                                                FEBRUARY 2,            FEBRUARY 1,            JANUARY 29,
                                                   2002                   2001                   2000
                                            -------------------    -------------------    -------------------
Risk free interest rate                           3.95%                  5.81%                  5.77%

Weighted average expected life (in years)         4.97                   4.65                   3.95

Volatility                                          50%                    50%                    40%

Dividends                                            0                      0                      0

          For purpose of the pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. This pro forma information is as follows:

                                          RESTATED               RESTATED               RESTATED
                                          52 WEEKS               53 WEEKS               31 WEEKS
                                            ENDED                 ENDED                   ENDED
                                         FEBRUARY 2,           FEBRUARY 3,             JANUARY 29,
                                            2002                   2001                   2000
                                      --------------           ------------           ------------
                                             (In thousands of dollars, except per share data)
Net loss - as reported                  $    (98,755)          $   (102,340)          $    (61,209)

Net loss - pro forma                         (99,466)              (103,261)               (62,362)

Net loss per share - as reported:
   Basic and diluted                           (4.92)                 (5.09)                 (3.04)

Net loss per share - pro forma:
   Basic and diluted                           (4.96)                 (5.14)                 (3.10)

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

NOTE 17 - SEGMENT INFORMATION

          The Company sells and distributes products that are typically found in supermarkets. In the fourth quarter of Fiscal 2002, management reevaluated its reportable operating segments to more closely reflect how the business is currently analyzed and evaluated. The Company has two reportable segments: the Retail Food Business and the Wholesale Food Distribution Business. The Retail Food Business consists of more than 200 stores which the Company operates and a bakery processing operation. The Wholesale Food Distribution Business supplies independently owned supermarkets located primarily in New York and Pennsylvania with food and non-food products.

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

          The table below presents Revenues and EBITDA by reportable segment:

                                                                                WHOLESALE
                                                           RETAIL                  FOOD
                                                            FOOD               DISTRIBUTION              TOTAL
                                                       ---------------        ---------------        ---------------
                                                                        (IN THOUSANDS OF DOLLARS)
RESTATED 52 WEEKS ENDED FEBRUARY 2, 2002

Revenues                                               $     2,112,257        $       274,781        $     2,387,038
EBITDA(1)                                                      140,299(2)              17,890                158,189

RESTATED 53 WEEKS ENDED FEBRUARY 1, 2001

Revenues                                               $     2,113,542        $       278,152        $     2,391,694
EBITDA(1)                                                      137,103(3)              19,080                156,183

RESTATED 31 WEEKS ENDED JANUARY 29, 2000

Revenues                                               $     1,237,198        $       167,047        $     1,404,245
EBITDA(1)                                                       88,230                 10,710                 98,940

RESTATED 21 WEEKS ENDED JUNE 26, 1999

Revenues                                               $       838,217        $       119,063        $       957,280
EBITDA(1)                                                       48,322                  6,475                 54,797

          Reconciliation of Total segment revenues to Consolidated revenues and Total EBITDA for reportable segments to Loss before income taxes and extraordinary items:

                                                                                                       PREDECESSOR
                                                            SUCCESSOR COMPANY                            COMPANY
                                          ----------------------------------------------------        ------------
                                             RESTATED            RESTATED            RESTATED            RESTATED
                                             52 WEEKS            53 WEEKS            31 WEEKS            21 WEEKS
                                              ENDED               ENDED               ENDED               ENDED
                                           FEBRUARY 2,         FEBRUARY 1,         JANUARY 29,           JUNE 26,
                                               2002                2001                2000                1999
                                          ------------        ------------        ------------        ------------
REVENUES:
Total segment revenues                    $  2,387,038        $  2,391,694        $  1,404,245        $    957,280
Other revenues(4)                               16,509              20,412              16,741              11,754
                                          ------------        ------------        ------------        ------------
    Consolidated revenues                 $  2,403,547        $  2,412,106        $  1,420,986        $    969,034
                                          ============        ============        ============        ============

EBITDA(1):
Total EBITDA for
    reportable segments                   $    158,189        $    156,183        $     98,940        $     54,797
New England Lease income                                             5,726               7,443               5,086
Unallocated expenses/income                    (58,782)            (63,230)            (40,354)            (31,167)
Special charge(5)                                                                                           (3,900)
Unusual items(6)                                                     1,741              (7,408)              4,631
Depreciation and amortization                  (41,926)            (41,870)            (26,176)            (25,832)
Amortization of excess
    reorganization value                      (109,810)           (111,928)            (65,452)
LIFO provision                                    (648)             (1,519)               (892)             (1,009)
Interest expense                               (36,100)            (39,164)            (22,923)            (21,794)
Reorganization items                                                                                      (165,974)
                                          ------------        ------------        ------------        ------------
Loss before income taxes
    and extraordinary items               $    (89,077)       $    (94,061)       $    (56,822)       $   (185,162)
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

   (5)    See Note 4 to the Consolidated Financial Statements.

   (6)    See Note 5 to the Consolidated Financial Statements.

REPORT OF MANAGEMENT

          Penn Traffic's management has prepared the financial statements presented in this Annual Report on Form 10-K/A and is responsible for the integrity of all information contained herein. The financial statements presented in this report have been audited by the independent accountants appointed by the Board of Directors on the recommendation of its Audit Committee and management. The Company maintains an effective system of internal accounting controls. The independent accountants, with respect to financial reporting, obtain an understanding of the Company's internal accounting controls and conduct such tests and related procedures as they deem necessary to express an opinion on the fairness of the presentation of the financial statements. The Audit Committee, composed solely of outside directors, meets periodically with management and independent accountants to review auditing and financial reporting matters and to ensure that each group is properly discharging its responsibilities.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          The index for Financial Statements and Supplementary Data is on page 47 under Item 8 of this Form 10-K/A.


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

   4.3         Form of Common Stock Certificate (incorporated by reference to
               Exhibit 4.2 to Form 10-K filed on January 28, 1995).

   4.4 Form of Warrant Certificate adopted as part of Joint Plan (incorporated by reference to Exhibit 1 to Form 8-A12G filed on June 29, 1999).

EXHIBITS NO.                         DESCRIPTION

   10.1 Amended and Restated Employment Agreement of Joseph V. Fisher, dated December 19, 2001 (incorporated by reference to Exhibit
               10.1 to Form 10-K filed May 3, 2002).

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

   10.3 Amended and Restated Employment Agreement of Martin A. Fox, dated December 19, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-K filed May 3, 2002).

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

   10.8C Amendment No. 3 to the Revolving Credit and Term Loan Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the lenders party thereto (incorporated by reference to Exhibit 10.8C to Form 10-K filed May 3, 2002).

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

THE PENN TRAFFIC COMPANY

       September 18, 2002               By:   /s/ Joseph V. Fisher
       ------------------                     ----------------------------------
           DATE                               Joseph V. Fisher
                                              President, Chief Executive Officer

                            THE PENN TRAFFIC COMPANY

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                            (IN THOUSANDS OF DOLLARS)

Column A                                   Column B       Column C        Column D         Column E
--------                                   --------       --------        --------         --------
                                                          Additions
                                            Balance        Charged        Deductions        Balance
                                         at beginning     to costs           from           at end
Description                                of period    and expenses       accounts        of period
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

                            THE PENN TRAFFIC COMPANY

                               SUPPLEMENTARY DATA


QUARTERLY FINANCIAL DATA (UNAUDITED)


Summarized below is quarterly financial data for the fiscal years ended February 2, 2002 ("Fiscal 2002") and February 3, 2001 ("Fiscal 2001"). As described in "Notes to the Consolidated Financial Statements - Note 1," the Company has restated its financial statements for a three and one-quarter year period ended May 4, 2002. The tables below present the quarterly financial data for Fiscal 2002 and Fiscal 2001 as restated and as previously reported.


                                                                  Restated Fiscal 2002
                                        --------------------------------------------------------------------------
                                            1st                 2nd                 3rd                 4th
                                        --------------     ---------------    -----------------    ---------------
                                          13 Weeks           13 Weeks            13 Weeks            13 Weeks
                                           Ended               Ended               Ended               Ended
                                           May 5,            August 4,          November 3,         February 2,
DESCRIPTION                                 2001               2001                2001              2002 (1)
-----------                             --------------     ---------------    -----------------    ---------------
                                                    (In thousands of dollars, except per share data)

Revenues                                  $  578,785         $  611,383         $   598,631          $   614,748
Gross Margin                                 154,695            164,275             160,376              168,090
Net loss (3)                                 (27,855)           (22,868)            (26,964)             (21,068)
Per common share data
   (Basic and Diluted):
   Net loss (3)                           $    (1.39)        $    (1.14)        $     (1.34)         $     (1.04)


                                                                As Reported Fiscal 2002
                                        --------------------------------------------------------------------------
                                            1st                 2nd                 3rd                 4th
                                        --------------     ---------------    -----------------    ---------------
                                          13 Weeks           13 Weeks            13 Weeks            13 Weeks
                                           Ended               Ended               Ended               Ended
                                           May 5,             August 4,          November 3,         February 2,
DESCRIPTION                                 2001               2001                2001               2002 (1)
-----------                             --------------     ---------------    -----------------    ---------------
                                                    (In thousands of dollars, except per share data)

Revenues                                  $  579,055         $  611,504         $   598,766          $   614,977
Gross Margin                                 156,643            166,446             162,094              170,409
Net loss (3)                                 (27,135)           (22,002)            (26,402)             (20,177)
Per common share data
   (Basic and Diluted):
   Net loss (3)                           $    (1.35)        $    (1.10)        $     (1.32)         $     (1.00)



No dividends were paid on common stock during Fiscal 2002

                            THE PENN TRAFFIC COMPANY

                               SUPPLEMENTARY DATA


QUARTERLY FINANCIAL DATA (UNAUDITED) CONTINUED:


                                                                  Restated Fiscal 2002
                                        --------------------------------------------------------------------------
                                            1st                 2nd                 3rd                 4th
                                        --------------     ---------------    -----------------    ---------------
                                          13 Weeks           13 Weeks            13 Weeks            13 Weeks
                                           Ended               Ended               Ended               Ended
                                           May 5,            August 4,          November 3,         February 2,
DESCRIPTION                                 2001               2001                2001              2002 (1)
-----------                             --------------     ---------------    -----------------    ---------------
                                                    (In thousands of dollars, except per share data)

EBITDA (4)                                $   20,357         $   28,297         $    21,431          $    29,322
Depreciation and amortization                 10,454             10,532              10,443               10,497
LIFO provision (benefit)                         625                625                 625               (1,227)
Capital expenditures, including
   capital leases and acquisitions            11,149             11,311              10,606               14,942



                                                                As Reported Fiscal 2002
                                        --------------------------------------------------------------------------
                                            1st                 2nd                 3rd                 4th
                                        --------------     ---------------    -----------------    ---------------
                                          13 Weeks           13 Weeks            13 Weeks            13 Weeks
                                           Ended               Ended               Ended               Ended
                                           May 5,            August 4,          November 3,         February 2,
DESCRIPTION                                 2001               2001                2001              2002 (1)
-----------                             --------------     ---------------    -----------------    ---------------
                                                    (In thousands of dollars, except per share data)

EBITDA (4)                                $   21,351         $   29,537         $    22,156          $    30,605
Depreciation and amortization                 10,454             10,532              10,443               10,497
LIFO provision (benefit)                         625                625                 625               (1,227)
Capital expenditures, including
   capital leases and acquisitions            11,149             11,311              10,606               14,942


MARKET VALUE PER COMMON
   SHARE:
     High                                 $    7.440         $    6.470         $     5.350          $     7.390
     Low                                       4.000              4.060               4.330                4.400

                            THE PENN TRAFFIC COMPANY

                               SUPPLEMENTARY DATA


QUARTERLY FINANCIAL DATA (UNAUDITED) CONTINUED:


                                                                 Restated Fiscal 2001
                                        ------------------------------------------------------------------------
                                            1st                 2nd                3rd                4th
                                        --------------     ---------------    ---------------    ---------------
                                          13 Weeks           13 Weeks           13 Weeks           14 Weeks
                                           Ended               Ended              Ended              Ended
                                         April 29,           July 29,          October 28,        February 3,
DESCRIPTION                                 2000               2000               2000             2001 (1)
-----------                             --------------     ---------------    ---------------    ---------------
                                                   (In thousands of dollars, except per share data)

Revenues                                  $  566,076         $  601,883         $   584,755        $   659,393
Gross Margin                                 151,875            160,532             154,060            178,871
Net loss  (2) (3)                            (27,519)           (24,196)            (28,932)           (21,693)
Per common share data
   (Basic and Diluted):
   Net loss  (2) (3)                      $    (1.37)        $    (1.20)        $     (1.44)       $     (1.08)


                                                               As Reported Fiscal 2001
                                        ------------------------------------------------------------------------
                                            1st                 2nd                3rd                4th
                                        --------------     ---------------    ---------------    ---------------
                                          13 Weeks           13 Weeks           13 Weeks           14 Weeks
                                           Ended               Ended              Ended              Ended
                                         April 29,           July 29,          October 28,        February 3,
DESCRIPTION                                 2000               2000               2000             2001 (1)
-----------                             --------------     ---------------    ---------------    ---------------
                                                   (In thousands of dollars, except per share data)

Revenues                                  $  566,087         $  602,123         $   585,366        $   659,719
Gross Margin                                 153,929            162,188             155,771            180,364
Net loss  (2) (3)                            (26,727)           (23,564)            (28,344)           (21,267)
Per common share data
   (Basic and Diluted):
   Net loss  (2) (3)                      $    (1.33)        $    (1.17)        $     (1.41)       $     (1.06)



No dividends were paid on common stock during Fiscal 2001.

                            THE PENN TRAFFIC COMPANY

                               SUPPLEMENTARY DATA


QUARTERLY FINANCIAL DATA (UNAUDITED) CONTINUED:


                                                                 Restated Fiscal 2001
                                        ------------------------------------------------------------------------
                                            1st                 2nd                3rd                4th
                                        --------------     ---------------    ---------------    ---------------
                                          13 Weeks           13 Weeks           13 Weeks           14 Weeks
                                           Ended               Ended              Ended              Ended
                                         April 29,           July 29,          October 28,        February 3,
DESCRIPTION                                 2000               2000               2000             2001 (1)
-----------                             --------------     ---------------    ---------------    ---------------
                                                   (In thousands of dollars, except per share data)

EBITDA (4)                                $   20,932         $   27,360         $    18,769        $    31,618
Depreciation and amortization                 10,224             10,310              10,893             10,443
LIFO provision                                   500                500                 500                 19
Capital expenditures, including
   capital leases and acquisitions            21,789             13,145              13,030             10,018


                                                               As Reported Fiscal 2001
                                        ------------------------------------------------------------------------
                                            1st                 2nd                3rd                4th
                                        --------------     ---------------    ---------------    ---------------
                                          13 Weeks           13 Weeks           13 Weeks           14 Weeks
                                           Ended               Ended              Ended              Ended
                                         April 29,            July 29,          October 28,        February 3,
DESCRIPTION                                 2000               2000               2000               2001 (1)
-----------                             --------------     ---------------    ---------------    ---------------
                                                   (In thousands of dollars, except per share data)

EBITDA (4)                                $   22,048         $   28,203         $    19,538        $    32,095
Depreciation and amortization                 10,224             10,310              10,893             10,443
LIFO provision                                   500                500                 500                 19
Capital expenditures, including
   capital leases and acquisitions            21,789             13,145              13,030             10,018



MARKET VALUE PER COMMON
   SHARE:
     High                                 $    8.750         $    8.800         $     8.000        $     4.875
     Low                                       6.125              4.688               4.625              3.250

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