Form 10-Q/A
period 2002-05-04
PENN TRAFFIC CO
filed 2002-09-18
CIK 77155

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


        [X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended May 4, 2002

                                       OR

       [ ] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES X    NO
                                     ---  ----
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  YES X    NO
                                     ---  ----

         Common stock, par value $.01 per share: 20,064,264 shares outstanding as of June 7, 2002

===============================================================================

PART I.  FINANCIAL INFORMATION


         This amendment to the Company's Report on Form 10-Q for the quarter ended May 4, 2002 amends and restates those items of the Form 10-Q originally filed on June 18, 2002 (the "Original Filing") which have been affected by the restatement of the Company's financial statements described below. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update such disclosures. Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as the date of the Original Filing. For additional information regarding the restatement, see "--Notes to Interim Consolidated Financial Statements -Note 1."

ITEM 1.  FINANCIAL STATEMENTS



                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED



                                                              RESTATED                  RESTATED
                                                              13 WEEKS                  13 WEEKS
                                                               ENDED                      ENDED
                                                               MAY 4,                     MAY 5,
                                                             2002 (NOTE 1)             2001 (NOTE 1)
                                                           ----------------        ------------------


REVENUES                                                   $      576,172            $      578,785

COST AND OPERATING EXPENSES:
   Cost of sales                                                  417,993                   424,090
   Selling and administrative expenses                            148,756                   145,417
   Amortization of excess reorganization value                                               27,452
                                                           --------------            --------------

OPERATING INCOME (LOSS)                                             9,423                   (18,174)
   Interest expense                                                 8,511                     9,530
                                                           --------------            --------------

INCOME (LOSS) BEFORE INCOME TAXES                                     912                   (27,704)
   Provision for income taxes (Note 2)                                479                       151
                                                           --------------            --------------


NET INCOME (LOSS)                                          $          433            $      (27,855)
                                                           ==============            ==============

PER SHARE (BASIC AND DILUTED):

   Net Income (Loss) (Note 3)                              $        0.02             $       (1.39)
                                                           =============             =============



             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                RESTATED              RESTATED
                                                                               UNAUDITED              AUDITED
                                                                                 MAY 4,             FEBRUARY 2,
                                                                             2002 (NOTE 1)         2002 (NOTE 1)
                                                                            -----------------     -----------------

     ASSETS

CURRENT ASSETS:
   Cash and short-term investments                                             $    38,021           $    39,562
   Accounts and notes receivable (less allowance for
      doubtful accounts of $2,412 and $2,107, respectively)                         41,533                49,710
   Inventories                                                                     268,166               274,845
   Prepaid expenses and other current assets                                        11,033                 9,506
                                                                               -----------           -----------
                                                                                   358,753               373,623
                                                                               -----------           -----------

NONCURRENT ASSETS:
   Capital leases                                                                   43,135                44,747
   Property, plant and equipment                                                   281,267               273,436
   Goodwill                                                                          8,990                 8,990
   Beneficial leases                                                                45,368                46,920
   Excess reorganization value                                                      42,238                42,238
   Other assets                                                                     19,315                16,414
                                                                               -----------           -----------
                                                                               $   799,066           $   806,368
                                                                               ===========           ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 4)                               $   137,358           $   140,666
   Current portion of obligations under capital leases                               8,107                 8,329
   Trade accounts and drafts payable                                               122,086               129,158
   Other accrued liabilities                                                        79,783                77,590
   Accrued interest expense                                                          5,138                 2,514
   Taxes payable and deferred taxes                                                 14,077                15,125
                                                                               -----------           -----------
                                                                                   366,549               373,382
                                                                               -----------           -----------

NONCURRENT LIABILITIES:
   Long-term debt (Note 4)                                                         111,973               112,046
   Obligations under capital leases                                                 65,417                67,075
   Deferred income taxes                                                            65,273                63,770
   Other noncurrent liabilities                                                     49,676                51,471

STOCKHOLDERS' EQUITY:
   Preferred stock - authorized 1,000,000
      shares; $.01 par value; none issued
   Common Stock - authorized 30,000,000 shares; $.01 par value;
      20,058,264 and 20,056,364 shares issued and outstanding, respectively            201                   201
   Capital in excess of par value (Note 5)                                         417,395               416,597
   Stock warrants                                                                    7,249                 7,249
   Retained deficit                                                               (261,871)             (262,304)
   Accumulated other comprehensive loss (Note 5)                                   (22,421)              (22,744)
   Treasury stock, at cost (Note 5)                                                   (375)                 (375)
                                                                               -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY                                                   140,178               138,624
                                                                               -----------           -----------
                                                                               $   799,066           $   806,368
                                                                               ===========           ===========


             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED



                                                                           RESTATED               RESTATED
                                                                           13 WEEKS               13 WEEKS
                                                                            ENDED                   ENDED
                                                                            MAY 4,                 MAY 5,
                                                                        2002 (NOTE 1)           2001 (NOTE 1)
                                                                       -----------------      ------------------

OPERATING ACTIVITIES:
   Net income (loss)                                                     $        433           $    (27,855)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                          10,557                 10,454
        Amortization of excess reorganization value                                                   27,452
        Other - net                                                               640                    127
NET CHANGE IN ASSETS AND LIABILITIES:
   Accounts receivable and prepaid expenses                                     6,650                  3,819
   Inventories                                                                  6,679                 (1,458)
   Payables and accrued expenses                                                1,172                 10,312
   Deferred income taxes                                                        1,536                    133
   Other assets                                                                (2,590)                  (844)
   Other noncurrent liabilities                                                (1,614)                   (34)
                                                                         ------------           ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      23,463                 22,106
                                                                         ------------           ------------

INVESTING ACTIVITIES:
   Capital expenditures                                                       (15,189)                (9,116)
   Proceeds from sale of assets                                                   168                     20
                                                                         ------------           ------------

NET CASH USED IN INVESTING ACTIVITIES                                         (15,021)                (9,096)
                                                                         ------------           ------------

FINANCING ACTIVITIES:
   Net decrease in drafts payables                                             (4,722)                (2,115)
   Payments to settle long-term debt                                           (1,081)                (1,076)
   Borrowing of revolving debt                                                 45,100                 55,300
   Repayment of revolving debt                                                (47,400)               (63,700)
   Reduction of capital lease obligations                                      (1,880)                (2,213)
                                                                         ------------           ------------

NET CASH USED IN FINANCING ACTIVITIES                                          (9,983)               (13,804)
                                                                         ------------           ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,541)                  (794)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               39,562                 42,529
                                                                         ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     38,021           $     41,735
                                                                         ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                                                5,667                  7,234
   Income taxes paid                                                            1,422                     53


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

         The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair statement of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 2, 2002.

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

RESTATEMENT


         In August 2002, Penn Traffic announced that it would restate its financial results after discovering that an employee of its Penny Curtiss bakery manufacturing subsidiary had made false accounting entries which primarily involved the overstatement of inventory over a period of approximately three and one-quarter years. Based on the preliminary findings of an internal review, the Company's Audit Committee engaged independent legal counsel to conduct an independent investigation, who in turn engaged KPMG LLP to assist in this investigation, which is substantially complete. The Company has concluded that the false accounting entries were limited to its Penny Curtiss bakery manufacturing subsidiary. As a result of these false accounting entries and based on the investigation into the misconduct, the Company has restated its financial results for the 13-week period ended May 4, 2002, the fiscal years ended February 2, 2002 and February 3, 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999. The aggregate effect of the restatement was to reduce net income over this three and one-quarter year period by $7.3 million. In addition, the restatement reduced operating income for the 21-week period ended June 26, 1999 by $1.1 million; this amount was offset in the Company's Consolidated Statement of Operations by an adjustment associated with the Company's adoption of fresh-start reporting in 1999.

         The aggregate effect of the correction of the misstatements on previously reported EBITDA was a reduction of $11 million over the three and one-quarter year period ended May 4, 2002. EBITDA is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value, LIFO provision, special charges, unusual items, write-down of long-lived assets, reorganization items and extraordinary items. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities or liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company reports EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. Penn Traffic's reported EBITDA may not be comparable to similarly titled measures used by other companies.

         The restatement also includes the reclassification of $1.0 million and $1.0 million of expenses for the 13-week periods ended May 4, 2002 and May 5, 2001, respectively, from Selling and administrative expenses to Cost of Sales to more appropriately reflect the classification of certain indirect manufacturing expenses associated with the Penny Curtiss bakery manufacturing subsidary.

         The effect of the correction of the misstatements for the 13-week periods ended May 4, 2002 and May 5, 2001 was to (1) increase the previously reported net loss by $0.7 million and net loss per share - diluted by $0.04 for both periods and (2) reduce previously reported EBITDA by $1.2 million and $1.0 million for the 13-week periods ended May 4, 2002 and May 5, 2001, respectively. The financial statement line items which were restated are Revenues, Cost of sales, Selling and administrative expenses, Amortization of excess reorganization value, Provision for income taxes, Inventories, Prepaid expenses and other current assets, Excess reorganization value, Trade accounts and drafts payables, Taxes payable and deferred taxes and Retained deficit. The consolidated financial statements for the 13-week periods ended May 4, 2002 and May 5, 2001, and notes thereto included in this Form 10-Q/A have been restated to include the effects of the correction of these misstatements and the reclassification of all amounts outstanding under the Company's $320 million secured credit facility (the "Credit Facility") as Current maturities of long-term debt (see Note 4) as follows:



                                                      13 WEEKS ENDED                       13 WEEKS ENDED
                                                       MAY 4, 2002                          MAY 5, 2001
                                            -----------------------------------  -----------------------------------
                                                   AS                                   AS
                                               PREVIOUSLY                           PREVIOUSLY
                                                REPORTED          RESTATED           REPORTED          RESTATED
                                            ----------------- -----------------  ----------------- -----------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)


CONSOLIDATED STATEMENT OF
   OPERATIONS

Revenues                                      $    576,372      $    576,172       $    579,055      $    578,785

Cost of sales                                      416,009           417,993            422,412           424,090
Selling and administrative expenses                149,743           148,756            146,371           145,417
Amortization of excess
   reorganization value                                                                  27,318            27,452
                                              ------------      ------------       ------------      ------------

Operating income (loss)                             10,620             9,423            (17,046)          (18,174)
Interest expense                                     8,511             8,511              9,530             9,530
                                              ------------      ------------       ------------      ------------

Income (loss) before income taxes                    2,109               912            (26,576)          (27,704)
Provision for income taxes                             970               479                559               151
                                              ------------      ------------       ------------      ------------

Net income (loss)                             $      1,139      $        433       $    (27,135)     $    (27,855)
                                              ============      ============       ============      ============

Per share (Basic and Diluted)                 $       0.06      $       0.02       $      (1.35)     $      (1.39)
                                              ============      ============       ============      ============





                                                       MAY 4, 2002                         FEBRUARY 2, 2002
                                            -----------------------------------  -----------------------------------
                                                   AS                                   AS
                                               PREVIOUSLY                           PREVIOUSLY
                                                REPORTED          RESTATED           REPORTED          RESTATED
                                            ----------------- -----------------  ----------------- -----------------
                                                                        (IN THOUSANDS)


CONSOLIDATED BALANCE SHEET

Inventories                                   $    278,802      $    268,166       $    284,221      $    274,845
Prepaid expenses and other
   current assets                                   11,224            11,033              9,697             9,506
Total current assets                               369,580           358,753            383,190           373,623
Excess reorganization value                         42,032            42,238             42,032            42,238
Total assets                                       809,687           799,066            815,729           806,368

Trade accounts and drafts payable                  121,863           122,086            128,872           129,158
Taxes payables and deferred taxes                   17,622            14,077             18,179            15,125
Current maturities of long-term debt                 8,058           137,358              7,066           140,666
Total current liabilities                          240,571           366,549            242,550           373,382
Long-term debt                                     241,273           111,973            245,646           112,046
Retained deficit                                  (254,572)         (261,871)          (255,711)         (262,304)
Total stockholders' equity                         147,477           140,178            145,217           138,624
Total liabilities and
   stockholders' equity                            809,687           799,066            815,729           806,368


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

NOTE 2 - INCOME TAXES
---------------------

         The provision for income taxes for First Quarter Fiscal 2003 and the 13-week period ended May 5, 2001 ("First Quarter Fiscal 2002") are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes. The effective tax rate for First Quarter Fiscal 2003 reflects the recognition of tax expense based on the estimated effective annual tax rate for the fiscal year ending February 1, 2003. The effective tax rate for First Quarter Fiscal 2002 has not been annualized due to the net loss reported for the fiscal year ended February 2, 2002.


NOTE 3 - NET INCOME (LOSS) PER SHARE
------------------------------------

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

NOTE 4 - DEBT
-------------

         The Company's debt (excluding capital leases) is shown below:



                                                                      MAY 4,                  FEBRUARY 2,
                                                                       2002                       2002
                                                                --------------------       -------------------
                                                                               (IN THOUSANDS)


Secured Term Loan                                                  $     107,250              $     108,250
Secured Revolving Credit Facility                                         29,800                     32,100
Other Secured Debt                                                        12,281                     12,362
11% Senior Notes due June 29, 2009                                       100,000                    100,000
                                                                   -------------              -------------

Total Debt                                                         $     249,331              $     252,712
Less: Current maturities of long-term debt                              (137,358)                  (140,666)
                                                                   -------------              -------------

Total Long-Term Debt                                               $     111,973              $     112,046
                                                                   =============              =============



         The Company's Credit Facility includes (1) a $205 million revolving credit facility (the "Revolving Credit Facility") and (2) a $115 million term loan (the "Term Loan"). The lenders under the Credit Facility have a first priority perfected security interest in substantially all of the Company's assets. The Credit Facility contains a variety of operational and financial covenants intended to restrict the Company's operations. These covenants include, among other things, restrictions on the Company's ability to incur debt, make capital expenditures and restricted payments, as well as, requirements that the Company achieve required levels for Consolidated EBITDA, interest coverage, fixed charge coverage and funded debt ratio (all as defined in the Credit Facility).

         As discussed below, the lenders under the Credit Facility have waived and agreed to forbear until October 31, 2002 (or, if earlier, the date on which certain other events specified in the Waiver and Forbearance Agreement occur) from exercising any remedies as a result of an event of default that arose due to the accounting restatement that resulted from the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary. Accordingly, notwithstanding the scheduled maturities of the Revolving Credit Facility and Term Loan described below, in accordance with generally accepted accounting principles, all amounts outstanding under the Credit Facility ($137.1 million at May 4, 2002 and $140.4 million at February 2, 2002) have been reclassified as Current maturities of long-term debt.

         Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility is scheduled to mature on June 30, 2005. Availability under the Revolving Credit Facility was approximately $120 million as of May 4, 2002 (after giving effect to the restatement of the Company's financial statements (see Note 1)).

         The Term Loan is scheduled to mature on June 30, 2006. Amounts of the Term Loan scheduled to mature in each fiscal year are outlined in the following table (in thousands):


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

         On August 29, 2002, the Company received a further extension of the waiver and forbearance from the lenders under the Credit Facility and entered into a Waiver and Forbearance Agreement dated as of August 30, 2002. The Waiver and Forbearance Agreement waives certain events of default that arose under the Credit Facility as a result of the accounting restatement that resulted from the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary or could arise as a result of the Company's noncompliance with certain financial covenants in the Credit Facility until October 31, 2002 (or, if earlier, the date on which certain other events specified in the Waiver and Forbearance Agreement occur). The Waiver and Forbearance Agreement also provides that the lenders would forbear from taking any action under the Credit Facility as a result of such defaults and permits the Company to borrow, repay and reborrow under the Credit Facility through October 31, 2002.

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

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

         Comprehensive income (loss) for First Quarter Fiscal 2003 and First Quarter Fiscal 2002 consists of net income (loss), the effects of accounting for hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and unrealized gains or losses on marketable securities. Total comprehensive income for First Quarter Fiscal 2003 was $0.8 million. Total comprehensive loss for First Quarter Fiscal 2002 was $29.9 million. Capital in excess of par value includes accumulated compensation expense with respect to certain stock options subject to variable accounting of $1.2 million and $0.4 million as of May 4, 2002 and February 2, 2002, respectively.

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

NOTE 6 - SUPPLEMENTAL FINANCIAL INFORMATION
-------------------------------------------



                                                               RESTATED                    RESTATED
                                                               13 WEEKS                    13 WEEKS
                                                                ENDED                       ENDED
                                                                MAY 4,                      MAY 5,
                                                                 2002                        2001
                                                          -------------------         -------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)


EBITDA (1)                                                  $     20,480                $     20,357

Cash interest expense                                              8,291                       9,311

Adjusted net income (loss) (2)                                       433                        (403)

Adjusted Earnings (Loss) Per Share
   (Basic and Diluted) (3)                                  $       0.02                $      (0.02)


--------------------------
See notes below


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

(2) Adjusted net income for First Quarter Fiscal 2003. Adjusted net loss for First Quarter Fiscal 2002 excluding amortization of excess reorganization value of $27.5 million.

(3) The calculation of Basic Adjusted Earnings Per Share utilized 20,058,264 and 20,054,112 shares for First Quarter Fiscal 2003 and First Quarter Fiscal 2002, respectively. The calculation of Diluted Adjusted earnings per share utilized 20,383,567 and 20,054,112 shares for the First Quarter Fiscal 2003 and First Quarter Fiscal 2002, respectively. The calculation of Diluted earnings per share for First Quarter Fiscal 2002 excludes the effect of incremental common stock equivalents aggregating 42,191 shares, since they would have been antidilutive given the Adjusted net loss for the quarter.

NOTE 7 - AMORTIZATION OF EXCESS REORGANIZATION VALUE AND GOODWILL
-----------------------------------------------------------------

         Penn Traffic's adoption of SFAS 142 eliminates the amortization of excess reorganization value and goodwill beginning in First Quarter Fiscal 2003. The following table presents a comparison of First Quarter Fiscal 2003 net income to the reported net loss for First Quarter Fiscal 2002 adjusted to exclude the amortization of excess reorganization value and goodwill ("Pro forma net income"):



                                                                                       PRO FORMA
                                                             RESTATED                   RESTATED
                                                             13 WEEKS                   13 WEEKS
                                                               ENDED                     ENDED
                                                              MAY 4,                     MAY 5,
                                                               2002                       2001
                                                         ------------------         -----------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


Reported net income (loss)                                 $        433               $    (27,855)
   Amortization of excess reorganization value                                              27,452
   Goodwill amortization, net of tax                                                            35
                                                           ------------               ------------
      Pro forma net income (loss)                          $        433               $       (368)
                                                           ============               ============


Basic and diluted earnings per share
   Reported net income (loss)                              $        0.02              $      (1.39)
   Amortization of excess reorganization value                                                1.37
   Goodwill amortization, net of tax
                                                           -------------              -------------
      Pro forma net income (loss)                          $        0.02              $      (0.02)
                                                           =============              ============


NOTE 8 - SEGMENT INFORMATION
----------------------------

         The table below presents Revenues and EBITDA by reportable segment:


                                                                             WHOLESALE
                                                       RETAIL                   FOOD
                                                        FOOD                DISTRIBUTION              TOTAL
                                                 -------------------     -------------------    --------------------
                                                                          (IN THOUSANDS)


RESTATED FIRST QUARTER FISCAL 2003
   Revenues                                        $    506,705            $     64,739           $    571,444
   EBITDA                                                31,060                   4,481                 35,541


RESTATED FIRST QUARTER FISCAL 2002
   Revenues                                        $    508,466            $     66,351           $    574,817
   EBITDA                                                31,533                   4,115                 35,648


         The table below reconciles (a) Total segment revenues to Consolidated revenues and (b) Total EBITDA for reportable segments to Income (loss) before income taxes:



                                                                         RESTATED                    RESTATED
                                                                         13 WEEKS                    13 WEEKS
                                                                          ENDED                       ENDED
                                                                          MAY 4,                      MAY 5,
                                                                           2002                        2001
                                                                    -------------------         -------------------
                                                                                    (IN THOUSANDS)


REVENUES:
   Total segment revenues                                             $    571,444                $    574,817
   Other revenues                                                            4,728                       3,968
                                                                      ------------                ------------

      Consolidated revenues                                           $    576,172                $    578,785
                                                                      ============                ============

EBITDA (1):
   Total EBITDA for reportable segments                               $     35,541                $     35,648
   Unallocated expenses/income                                             (15,061)                    (15,291)
   Depreciation and amortization                                           (10,557)                    (10,454)
   Amortization of excess reorganization value                                                         (27,452)
   LIFO provision                                                             (500)                       (625)
   Interest expense                                                         (8,511)                     (9,530)
                                                                      ------------                ------------

      Income (loss) before income taxes                               $        912                $    (27,704)
                                                                      ============                ============


---------------------------
See notes below

(1) EBITDA is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value and LIFO provision.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


         The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to the Company's previously reported Consolidated Financial Statements for the 13-week period ended May 4, 2002, the fiscal years ended February 2, 2002 and February 3, 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999. The Company restated its financial results for these periods after discovering in August 2002 that an employee of its Penny Curtiss bakery manufacturing subsidiary had made false accounting entries which primarily involved the overstatement of inventory. The aggregate effect of the restatement was to reduce net income over this three and one-quarter year period by $7.3 million. In addition, the restatement reduced operating income for the 21-week period ended June 26, 1999 by $1.1 million; this amount was offset in the Company's Consolidated Statement of Operations by an adjustment associated with the Company's adoption of fresh-start reporting in 1999.

         The effect of the correction of the misstatements for the 13-week periods ended May 4, 2002 and May 5, 2001 was to increase the previously reported net loss by $0.7 million and net loss per share - diluted by $0.04 for both periods. The financial statement line items which were restated are Revenues, Cost of sales, Selling and administrative expenses, Amortization of excess reorganization value, Provision for income taxes, Inventories, Prepaid expenses and other current assets, Excess reorganization value, Trade accounts and drafts payables, Taxes payable and deferred taxes and Retained deficit.

         Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling and investments in the Company's technology infrastructure including point-of-sale systems); labor relations; labor and employee benefit costs including increases in health care and pension costs; the impact of the Company's loyalty card program on its results of operations; availability and terms of and access to capital; the Company's liquidity and other financial considerations; the ability of the Company to successfully negotiate modifications or amendments to its Credit Facility or negotiate any new credit facility; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; the outcome of internal and external investigations into the previously mentioned false accounting entries at the Company's bakery manufacturing subsidiary and the outcome of pending or yet-to-be instituted legal proceedings. Penn Traffic cautions that the foregoing list of important factors is not exhaustive.

RESULTS OF OPERATIONS


THIRTEEN WEEKS ENDED MAY 4, 2002 ("FIRST QUARTER FISCAL 2003") COMPARED TO THIRTEEN WEEKS ENDED MAY 5, 2001 ("FIRST QUARTER FISCAL 2002")
-----------------------------------------------------------------------------

         The following table sets forth Consolidated Statement of Operations components expressed as percentages of revenues for First Quarter Fiscal 2003 and First Quarter Fiscal 2002:



                                                                      RESTATED
                                                                FIRST QUARTER ENDED
                                                            MAY 4,                MAY 5,
                                                             2002                  2001
                                                      -------------------   -------------------


Revenues                                                    100.0%                100.0%

Gross profit (1)                                             27.5                  26.7

Selling and administrative expenses                          25.8                  25.1

Amortization of excess reorganization value                                         4.7

Operating income (loss)                                       1.6                  (3.1)

Adjusted operating income (2)                                 1.6                   1.6

Interest expense                                              1.5                   1.6

Net income (loss)                                             0.1                  (4.8)

Adjusted net income (loss) (3)                                0.1                  (0.1)


---------------------------
See notes below


(1)      Revenues less cost of sales.

(2) Operating income for First Quarter Fiscal 2003. Operating loss for First Quarter Fiscal 2002 excluding amortization of excess reorganization value of $27.5 million.

(3) Net income for First Quarter Fiscal 2003. Net loss for First Quarter Fiscal 2002 excluding amortization of excess reorganization value of $27.5 million.

REVENUES

         Total revenues for First Quarter Fiscal 2003 were $576.2 million, a decrease of 0.5% from $578.8 million in First Quarter Fiscal 2002. The decrease in revenues in First Quarter Fiscal 2003 is primarily attributable to (1) the reduction in the number of stores the Company operated in First Quarter Fiscal 2003 as compared to First Quarter Fiscal 2002 and (2) a decline in wholesale food distribution revenues. These decreases were partially offset by an increase in same store sales.

         Same store sales for First Quarter Fiscal 2003 increased 0.6% from the comparable prior year period. Wholesale food distribution revenues were $64.7 million in First Quarter Fiscal 2003 compared to $66.4 million in First Quarter Fiscal 2002.


GROSS PROFIT

         Gross profit for First Quarter Fiscal 2003 was 27.5% of revenues compared to 26.7% of revenues in First Quarter Fiscal 2002. The Company's ability to more effectively promote its offerings with its new loyalty card, an increase in private label sales, a reduction in inventory shrink expense and a reduction in the LIFO provision from the prior year contributed to the improvement in gross profit as a percentage of revenues in First Quarter Fiscal 2003.


SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses for First Quarter Fiscal 2003 were 25.8% of revenues compared to 25.1% of revenues in First Quarter Fiscal 2002. The increase in selling and administrative expenses as a percentage of revenues for First Quarter Fiscal 2003 is primarily due to increases in wage, pension and health insurance costs during a period of little or no food inflation. These increases were partially offset by the benefit of the Company's cost reduction initiatives.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense was $10.6 million in First Quarter Fiscal 2003 and $10.5 million in First Quarter Fiscal 2002, representing 1.8% of revenues for both periods.

         Amortization of excess reorganization value for First Quarter Fiscal 2002 was $27.5 million. The excess reorganization value asset, which was established in June 1999 in connection with the implementation of fresh-start reporting, was being amortized on a straight-line basis over a three-year period. The Company is no longer amortizing the excess reorganization value asset in accordance with SFAS 142 (see "Impact of New Accounting Standards" below).


OPERATING INCOME (LOSS); ADJUSTED OPERATING INCOME

         Operating income for First Quarter Fiscal 2003 was $9.4 million or 1.6% of revenues compared to an operating loss of $18.2 million or 3.1% of revenues in First Quarter Fiscal 2002. Adjusted operating income for First Quarter Fiscal 2003 was $9.4 million or 1.6% of revenues compared to $9.3 million or 1.6% of revenues in First Quarter Fiscal 2002.


INTEREST EXPENSE

         Interest expense for First Quarter Fiscal 2003 was $8.5 million compared to $9.5 million in First Quarter Fiscal 2002. The decrease in interest expense in First Quarter Fiscal 2003 is due to a decrease in the interest rate on the Company's variable rate debt from the prior year.

INCOME TAXES

         Income tax provision was $0.5 million for First Quarter Fiscal 2003 compared to $0.2 million in First Quarter Fiscal 2002. The tax provisions for the First Quarter Fiscal 2003 and First Quarter Fiscal 2002 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes. The effective tax rate for First Quarter Fiscal 2003 reflects the recognition of tax expense based on the estimated effective annual tax rate for the fiscal year ending February 1, 2003. The effective tax rate for First Quarter Fiscal 2002 has not been annualized due to the net loss reported for Fiscal 2002.


NET INCOME (LOSS); ADJUSTED NET INCOME

         Net income for First Quarter Fiscal 2003 was $0.4 million compared to a net loss of $27.9 million for First Quarter Fiscal 2002. Adjusted net income for First Quarter Fiscal 2003 was $0.4 million compared to a net loss of $0.4 million in First Quarter Fiscal 2002.


CRITICAL ACCOUNTING POLICIES

         Critical accounting policies are those accounting policies that are very important to the portrayal of the Company's financial condition and results which require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that estimates for reserve for store closures, impairment of long-lived assets, liabilities for employee benefit plans and self-insurance liabilities are critical accounting policies. Materially different amounts could be reported under different conditions or using different assumptions for these items. These estimates and assumptions are evaluated on an ongoing basis, based on historical experience and on various other factors that are believed to be reasonable. There are no significant changes to these estimates and assumptions since the issuance of the Company's Form 10-K/A for the fiscal year ended February 2, 2002.

LIQUIDITY AND CAPITAL RESOURCES


         The Company's debt (excluding capital leases) consists primarily of $100 million of 11% Senior Notes due June 29, 2009 (the "Senior Notes") and amounts outstanding under a $320 million secured credit facility (the "Credit Facility") as shown below.



                                                            MAY 4,                  FEBRUARY 2,
                                                             2002                       2002
                                                      --------------------       -------------------
                                                                     (IN THOUSANDS)

Secured Term Loan                                        $     107,250              $     108,250
Secured Revolving Credit Facility                               29,800                     32,100
Other Secured Debt                                              12,281                     12,362
11% Senior Notes due June 29, 2009                             100,000                    100,000
                                                         -------------              -------------

Total Debt                                               $     249,331              $     252,712
Less: Current maturities of long-term debt                    (137,358)                  (140,666)
                                                         -------------              -------------

Total Long-Term Debt                                     $     111,973              $     112,046
                                                         =============              =============



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

         As discussed below, the lenders under the Credit Facility have waived and agreed to forbear until October 31, 2002 (or, if earlier, the date on which certain other events specified in the waiver forbearance agreement occur) from exercising any remedies as a result of an event of default that arose as a result of the accounting restatement that resulted from the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary or could arise as a result of the Company's noncompliance with certain financial covenants in the Credit Facility. Accordingly, notwithstanding the scheduled maturities of the Revolving Credit Facility and Term Loan described below, in accordance with generally accepted accounting principles, all amounts outstanding under the Credit Facility ($137.1 million at May 4, 2002 and $140.4 million at February 2, 2002) have been classified as Current maturities of long-term debt.

         Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility is scheduled to mature on June 30, 2005. Availability under the Revolving Credit Facility was approximately $120 million as of May 4, 2002 after giving effect to the restatement of the Company's financial statements (see Note 1 to the Interim Consolidated Financial Statements).

         The Term Loan is scheduled to mature on June 30, 2006. Amounts of the Term Loan maturing in each fiscal year are outlined in the following table
(in thousands):


   FISCAL YEAR ENDING                         AMOUNT MATURING
   -----------------                          ---------------
   February 1, 2003                            $       6,750
   January 31, 2004                                    9,750
   January 29, 2005                                   12,750
   January 28, 2006                                    7,750
   February 3, 2007                                   71,250
                                               -------------

                                               $     108,250
                                               =============

         On August 8, 2002, the Company announced that it had discovered that an employee of its Penny Curtiss bakery manufacturing subsidiary had made false accounting entries which primarily involved the overstatement of inventory over a period of approximately three and one-quarter years. Based on the preliminary findings of an internal review, the Company's Audit Committee engaged independent legal counsel to conduct an independent investigation, who in turn engaged KPMG LLP to assist in this investigation, which is substantially complete. The Company has concluded that the false accounting entries were limited to its Penny Curtiss bakery manufacturing subsidiary and that the aggregate effect of the restatements was to reduce net income over the three and one-quarter year period ended May 4, 2002 by $7.3 million. In addition, the restatement reduced operating income for the 21-week period ended June 26, 1999 by $1.1 million; this amount was offset in the Company's Consolidated Statement of Operations by an adjustment associated with the Company's adoption of fresh-start reporting in 1999. The aggregate effect of the restatements on EBITDA was a reduction of $11 million over the three and one-quarter year period ended May 4, 2002. The Company is cooperating with all appropriate regulators with respect to the false accounting entries. The Company anticipates that it will incur significant costs in connection with this investigation.

         On August 14, 2002, the Company received a letter waiving certain events of default that arose under the Credit Facility as a result of the accounting restatements described above. The waiver letter also stated that the lenders under the Credit Facility would forbear from taking any action under the Credit Facility as a result of such defaults and permitted the Company to borrow, repay and reborrow under the Credit Facility through August 30, 2002.

         On August 29, 2002, the Company received a further extension of the waiver from the lenders under the Credit Facility and entered into a Waiver and Forbearance Agreement dated as of August 30, 2002. The Waiver and Forbearance Agreement waives certain events of default that arose under the Credit Facility as a result of the accounting restatement arising from the employee misconduct at the Company's Penny Curtiss bakery manufacturing subsidiary or could arise as a result of the Company's noncompliance with certain financial covenants in the Credit Facility until October 31, 2002 (or, if earlier, the date on which certain other events specified in the Waiver and Forbearance Agreement occur). The Waiver and Forbearance Agreement also provides that the lenders would forbear from taking any action under the Credit Facility as a result of such defaults and permits the Company to borrow, repay and reborrow under the Credit Facility through October 31, 2002.

         The Waiver and Forbearance Agreement will enable Penn Traffic to assess whether any other modifications to the Credit Facility would be required. Penn Traffic anticipates that on or prior to October 31, 2002, it will enter into a longer-term amendment to the Credit Facility with the lenders that will enable Penn Traffic to continue to borrow, repay and reborrow under the Revolving Credit Facility. In the event the Company was unable to negotiate and enter into such a longer-term amendment on a satisfactory basis with the lenders under the Credit Facility, the Company believes that it could refinance the amounts outstanding under the Credit Facility with an alternate lender.
There can be no assurance however that the Company would be able to complete any such financing on terms comparable to the terms of the Credit Facility or otherwise acceptable to the Company. In addition, the revised terms of the Credit Facility, as well as other factors, could impact the ability of the Company to invest in new and existing stores and the Company's infrastructure, which could adversely affect the Company's results of operations.

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

         Penn Traffic will incur significant increases in employee benefit costs in the 52-week period ending February 1, 2003 ("Fiscal 2003"). These are comprised of (1) increases in health care costs which the Company believes are, on a percentage basis, generally consistent with overall increasing costs in the health care industry and (2) an increase in pension expense that the Company will record in Fiscal 2003 as a result of the declining returns in the equity markets over the past two years. Penn Traffic competes against some companies which do not provide the same levels of employee benefits as the Company. It is not certain what portion of these cost increases Penn Traffic will be able to offset through its cost reduction programs, merchandising enhancements or market pricing adjustments.

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

         During First Quarter Fiscal 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships. Penn Traffic does not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or its related parties other than what is disclosed in Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 2, 2002.

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




                              THE PENN TRAFFIC COMPANY


    September 18, 2002          /s/-    Joseph V. Fisher
                                -----------------------------------------------
                                By:     Joseph V. Fisher
                                        President and Chief Executive Officer





    September 18, 2002          /s/-    Martin A. Fox
                                -----------------------------------------------
                                By:     Martin A. Fox
                                        Executive Vice President and
                                        Chief Financial Officer