Form 10-Q
period 2002-08-03
PENN TRAFFIC CO
filed 2002-09-18
CIK 77155

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


                  For the Quarterly Period Ended August 3, 2002

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

     Common stock, par value $.01 per share: 20,064,264 shares outstanding as of September 6, 2002

================================================================================

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                                                                      RESTATED
                                                                            13 WEEKS                  13 WEEKS
                                                                              ENDED                     ENDED
                                                                            AUGUST 3,                 AUGUST 4,
                                                                              2002                  2001 (NOTE 1)
                                                                        ------------------        ------------------
REVENUES                                                                  $      597,984            $      611,383

COST AND OPERATING EXPENSES:
   Cost of sales                                                                 436,560                   447,108
   Selling and administrative expenses                                           147,274                   147,135
   Amortization of excess reorganization value                                                              27,452
                                                                          --------------            --------------

OPERATING INCOME (LOSS)                                                           14,150                   (10,312)
   Interest expense                                                                8,708                     9,043
                                                                          --------------            --------------

INCOME (LOSS) BEFORE INCOME TAXES                                                  5,442                   (19,355)
   Provision for income taxes (Note 2)                                             2,703                     3,513
                                                                          --------------            --------------


NET INCOME (LOSS)                                                         $        2,739            $      (22,868)
                                                                          ==============            ==============

PER SHARE (BASIC AND DILUTED):

   Basic earnings (loss) per share (Note 3)                               $        0.14             $       (1.14)
                                                                          =============             =============

   Diluted earnings (loss) per share (Note 3)                             $        0.13             $       (1.14)
                                                                          =============             =============

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                                                                      RESTATED
                                                                            26 WEEKS                  26 WEEKS
                                                                              ENDED                     ENDED
                                                                            AUGUST 3,                 AUGUST 4,
                                                                              2002                  2001 (NOTE 1)
                                                                        ------------------        ------------------
REVENUES                                                                  $    1,174,156            $    1,190,168

COST AND OPERATING EXPENSES:
   Cost of sales                                                                 854,553                   871,198
   Selling and administrative expenses                                           296,030                   292,552
   Amortization of excess reorganization value                                                              54,904
                                                                          --------------            --------------

OPERATING INCOME (LOSS)                                                           23,573                   (28,486)
   Interest expense                                                               17,219                    18,573
                                                                          --------------            --------------

INCOME (LOSS) BEFORE INCOME TAXES                                                  6,354                   (47,059)
   Provision for income taxes (Note 2)                                             3,182                     3,664
                                                                          --------------            --------------


NET INCOME (LOSS)                                                         $        3,172            $      (50,723)
                                                                          ==============            ==============

PER SHARE (BASIC AND DILUTED):

   Earnings (loss) per share (Note 3)                                     $        0.16             $       (2.53)
                                                                          =============             =============

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                     RESTATED
                                                                               UNAUDITED             AUDITED
                                                                               AUGUST 3,           FEBRUARY 2,
                                                                                  2002            2002 (NOTE 1)
                                                                            -----------------    -----------------
     ASSETS

CURRENT ASSETS:
   Cash and short-term investments                                             $    40,160          $    39,562
   Accounts and notes receivable (less allowance for
      doubtful accounts of $2,098 and $2,107, respectively)                         41,338               49,710
   Inventories                                                                     262,805              274,845
   Prepaid expenses and other current assets                                        10,405                9,506
                                                                               -----------          -----------
                                                                                   354,708              373,623
                                                                               -----------          -----------

NONCURRENT ASSETS:
   Capital leases                                                                   38,386               44,747
   Property, plant and equipment                                                   296,386              273,436
   Goodwill                                                                          8,990                8,990
   Beneficial leases                                                                43,557               46,920
   Excess reorganization value                                                      42,238               42,238
   Other assets                                                                     22,612               16,414
                                                                               -----------          -----------
                                                                               $   806,877          $   806,368
                                                                               ===========          ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 4)                               $   144,200          $   140,666
   Current portion of obligations under capital leases                               6,792                8,329
   Trade accounts and drafts payable                                               126,997              129,158
   Other accrued liabilities                                                        75,661               77,590
   Accrued interest expense                                                          2,363                2,514
   Taxes payable and deferred taxes                                                 15,437               15,125
                                                                               -----------          -----------
                                                                                   371,450              373,382
                                                                               -----------          -----------

NONCURRENT LIABILITIES:
   Long-term debt (Note 4)                                                         111,898              112,046
   Obligations under capital leases                                                 63,712               67,075
   Deferred taxes                                                                   66,171               63,770
   Other noncurrent liabilities                                                     51,835               51,471

STOCKHOLDERS' EQUITY:
   Preferred stock - authorized 1,000,000
      shares; $.01 par value; none issued
   Common Stock - authorized 30,000,000 shares; $.01 par value;
      20,063,407 and 20,056,264 shares issued and outstanding, respectively            201                  201
   Capital in excess of par value (Note 5)                                         417,308              416,597
   Stock warrants                                                                    7,249                7,249
   Retained deficit                                                               (259,132)            (262,304)
   Accumulated other comprehensive loss (Note 5)                                   (23,440)             (22,744)
   Treasury stock, at cost (Note 5)                                                   (375)                (375)
                                                                               -----------          -----------
      TOTAL STOCKHOLDERS' EQUITY                                                   141,811              138,624
                                                                               -----------          -----------
                                                                               $   806,877          $   806,368
                                                                               ===========          ===========

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                                                      RESTATED
                                                                            26 WEEKS                  26 WEEKS
                                                                              ENDED                     ENDED
                                                                            AUGUST 3,                 AUGUST 4,
                                                                              2002                  2001 (NOTE 1)
                                                                        ------------------        ------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                      $      3,172              $    (50,723)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                           21,076                    20,986
        Amortization of excess reorganization value                                                       54,904
        Other - net                                                                514                       121
NET CHANGE IN ASSETS AND LIABILITIES:
   Accounts receivable and prepaid expenses                                      7,473                     2,772
   Inventories                                                                  12,040                     2,524
   Payables and accrued expenses                                                (9,052)                    5,175
   Deferred income taxes                                                         6,931                       514
   Other assets                                                                 (5,556)                   (1,275)
   Other noncurrent liabilities                                                   (816)                     (269)
                                                                          ------------              -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       35,782                    34,729
                                                                          ------------              ------------

INVESTING ACTIVITIES:
   Capital expenditures                                                        (35,881)                  (20,204)
   Proceeds from sale of assets                                                    177                        41
                                                                          ------------              ------------

NET CASH USED IN INVESTING ACTIVITIES                                          (35,704)                  (20,163)
                                                                          -------------             -------------

FINANCING ACTIVITIES:
   Net increase in drafts payables                                               2,003                     4,683
   Payments to settle long-term debt                                            (2,914)                   (2,900)
   Borrowing of revolving debt                                                  94,300                    70,700
   Repayment of revolving debt                                                 (88,000)                  (82,600)
   Reduction of capital lease obligations                                       (4,900)                   (4,480)
   Exercise of stock options                                                        31                         8
                                                                          ------------              ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                520                   (14,589)
                                                                          ------------              -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   598                       (23)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                39,562                    42,529
                                                                          ------------              ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     40,160              $     42,506
                                                                          ============              ============

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                                                16,870                    19,109
   Income taxes paid                                                             1,736                     1,118

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
               Notes To Interim Consolidated Financial Statements
                                    Unaudited


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair statement of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 2, 2002 and the Company's Quarterly Report on Form 10-Q/A for the 13-week period ended May 4, 2002.

     All significant intercompany transactions and accounts have been eliminated in consolidation.

     During the third quarter of the fiscal year ended February 2, 2002, the Company implemented EITF Issue Number 00-14, "Accounting for Certain Sales Incentives" as codified by EITF Issue Number 01-9, "Accounting for Consideration Given by a Vendor to a Customer" and made certain other income statement reclassifications. Accordingly, certain amounts in the Consolidated Statement of Operations for the 13-week and 26-week periods ended August 4, 2001 have been reclassified for comparability purposes.

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

         The restatement also includes the reclassification of $0.9 million and $1.9 million of expenses for the 13-week and 26-week periods ended August 4, 2001, respectively, from Selling and administrative expenses to Cost of Sales to more appropriately reflect the classification of certain indirect manufacturing expenses associated with the Penny Curtiss bakery manufacturing subsidary.

     The effect of the correction of the misstatements for the 13-week and 26-week periods ended August 4, 2001 was to (1) increase the previously reported net loss by $0.9 million and $1.6 million and net loss per share - diluted by $0.04 and $0.08 and (2) reduce previously reported EBITDA by $1.2 million and $2.2 million, respectively. The financial statement line items which were restated are Revenues, Cost of sales, Selling and administrative expenses, Amortization of excess reorganization value, Provision for income taxes, Inventories, Prepaid expenses and other current assets, Excess reorganization value, Trade accounts and drafts payable, Taxes payable and deferred taxes and Retained deficit. The consolidated financial statements for the 13-week and 26-week periods ended August 4, 2001, and notes thereto included in this Form 10-Q, have been restated to include the effects of the correction of these misstatements and the reclassification of all amounts outstanding under the Company's $320 million secured credit facility (the "Credit Facility") at February 2, 2002 as Current maturities of long-term debt (see Note 4) as follows:


                                                      13 WEEKS ENDED                       26 WEEKS ENDED
                                                      AUGUST 4, 2001                       AUGUST 4, 2001
                                            -----------------------------------  -----------------------------------
                                                   AS                                   AS
                                               PREVIOUSLY                           PREVIOUSLY
                                              REPORTED (1)        RESTATED         REPORTED (1)        RESTATED
                                            ----------------- -----------------  ----------------- -----------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
   OPERATIONS

Revenues                                      $    611,504      $    611,383       $  1,190,559      $  1,190,168

Cost of sales                                      445,058           447,108            867,470           871,198
Selling and administrative expenses                148,066           147,135            294,437           292,552
Amortization of excess
   reorganization value                             27,318            27,452             54,636            54,904
                                              ------------      ------------       ------------      ------------

Operating loss                                      (8,938)          (10,312)           (25,984)          (28,486)
Interest expense                                     9,043             9,043             18,573            18,573
                                              ------------      ------------       ------------      ------------

Loss before income taxes                           (17,981)          (19,355)           (44,557)          (47,059)
Provision for income taxes                           4,021             3,513              4,580             3,664
                                              ------------      ------------       ------------      ------------

Net (loss)                                    $    (22,002)     $    (22,868)      $    (49,137)     $    (50,723)
                                              ============      ============       ============      ============

Per share (Basic and Diluted)                 $      (1.10)     $      (1.14)      $      (2.45)     $      (2.53)
                                              ============      ============       ============      ============


                                                                            FEBRUARY 2, 2002
                                                              ---------------------------------------------
                                                                      AS
                                                                  PREVIOUSLY
                                                                   REPORTED                  RESTATED
                                                              -------------------       -------------------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET

Inventories                                                     $    284,221              $    274,845
Prepaid expenses and other current assets                              9,697                     9,506
Total current assets                                                 383,190                   373,623
Excess reorganization value                                           42,032                    42,238
Total assets                                                         815,729                   806,368

Trade accounts and drafts payable                                    128,872                   129,158
Taxes payable and deferred taxes                                      18,179                    15,125
Current maturities of long-term debt                                   7,066                   140,666
Total current liabilities                                            242,550                   373,382
Long-term debt                                                       245,646                   112,046
Retained deficit                                                    (255,711)                 (262,304)
Total stockholders' equity                                           145,217                   138,624
Total liabilities and
   stockholders' equity                                              815,729                   806,368
------------

(1) Includes effect of income statement reclassifications made in the third quarter of the fiscal year ended February 2, 2002 as described above.

NEW ACCOUNTING STANDARDS

     Penn Traffic adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in the 13-week period ending May 4, 2002 ("First Quarter Fiscal 2003"). SFAS 142 provides that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite useful lives not be amortized but tested at least annually for impairment. Accordingly, the Company no longer records amortization of excess reorganization value or goodwill in its Consolidated Statement of Operations. In conjunction with the adoption of SFAS 142, Penn Traffic performed a comprehensive test of the carrying value of the excess reorganization value and goodwill assets for impairment. As a result of this review, no assets were deemed impaired. Excess reorganization value and goodwill had a carrying value of approximately $51 million at the date of adoption of this standard.

     In October 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principle Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted this standard in First Quarter Fiscal 2003. The adoption of this standard did not have a material effect on the Company's financial statements.

NOTE 2 - INCOME TAXES
---------------------

     The provision for income taxes for the 13-week and 26-week periods ended August 3, 2002 and August 4, 2001 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes. The effective tax rates for the 13-week and 26-week periods ended August 3, 2002 reflect the recognition of tax expense based on the estimated effective annual tax rate for the fiscal year ending February 1, 2003. The effective tax rate for the 13-week and 26-week periods ended August 4, 2001 has not been annualized due to the net loss reported for the fiscal year ended February 2, 2002.

NOTE 3 - NET INCOME (LOSS) PER SHARE
------------------------------------

     In the calculation of Basic earnings per share, 20,063,407 and 20,060,835 shares were used for the 13-week and 26-week periods ended August 3, 2002, respectively, and 20,055,518 and 20,054,815 shares were used for the 13-week and 26-week periods ended August 4, 2001, respectively. The calculation of Diluted earnings per share utilized 20,421,262 and 20,402,414 shares for the 13-week and 26-week periods ended August 3, 2002, respectively. The calculation of Diluted earnings per share for the 13-week and 26-week periods ended August 4, 2001 excludes the effect of incremental common stock equivalents aggregating 31,457 and 36,824 shares, since they would have been antidilutive given the net loss for these periods.

NOTE 4 - DEBT
-------------

     The Company's debt (excluding capital leases) is shown below:


                                                                     AUGUST 3,                FEBRUARY 2,
                                                                       2002                       2002
                                                                   -------------              -------------
                                                                               (IN THOUSANDS)
Secured Term Loan                                                  $     105,500              $     108,250
Secured Revolving Credit Facility                                         38,400                     32,100
Other Secured Debt                                                        12,198                     12,362
11% Senior Notes due June 29, 2009                                       100,000                    100,000
                                                                   -------------              -------------

Total Debt                                                         $     256,098              $     252,712
Less: Current maturities of long-term debt                              (144,200)                  (140,666)
                                                                   -------------              -------------

Total Long-Term Debt                                               $     111,898              $     112,046
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

     As discussed below, the lenders under the Credit Facility have waived and agreed to forbear until October 31, 2002 (or, if earlier, the date on which certain other events specified in the Waiver and Forbearance Agreement occur) from exercising any remedies as a result of an event of default that arose due to the accounting restatement that resulted from the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary. Accordingly, notwithstanding the scheduled maturities of the Revolving Credit Facility and Term Loan described below, in accordance with generally accepted accounting principles, all amounts outstanding under the Credit Facility ($143.9 million at August 3, 2002 and $140.4 million at February 2, 2002) have been reclassified as Current maturities of long-term debt.

     Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility is scheduled to mature on June 30, 2005. Availability under the Revolving Credit Facility was approximately $109 million as of August 3, 2002.

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

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

     Comprehensive income (loss) for 13-week and 26-week periods ended August 3, 2002 and the 13-week and 26-week periods ended August 4, 2001 consists of net income (loss), the effects of accounting for hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and unrealized gains or losses on marketable securities. Total comprehensive income for the 13-week and 26-week periods ended August 3, 2002 was $1.7 million and $2.5 million, respectively. Total comprehensive loss for the 13-week and 26-week periods ended August 4, 2001 was $22.9 million and $52.9 million, respectively. Capital in excess of par value includes accumulated compensation expense related to certain stock options subject to variable accounting of $1.1 million and $0.4 million as of August 3, 2002 and February 2, 2002, respectively.

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

NOTE 6 - SUPPLEMENTAL FINANCIAL INFORMATION
-------------------------------------------


                                                                                                     RESTATED
                                                                         13 WEEKS                    13 WEEKS
                                                                          ENDED                       ENDED
                                                                        AUGUST 3,                   AUGUST 4,
                                                                           2002                        2001
                                                                    -------------------         -----------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
EBITDA (1)                                                            $     25,044                $     28,297

Cash interest expense                                                        8,428                       8,823

Adjusted net income (2)                                                      2,739                       4,584

Adjusted basic earnings per share (3)                                 $       0.14                $       0.23

Adjusted diluted earnings per share (3)                               $       0.13                $       0.23



                                                                                                     RESTATED
                                                                         26 WEEKS                    26 WEEKS
                                                                          ENDED                       ENDED
                                                                        AUGUST 3,                   AUGUST 4,
                                                                           2002                        2001
                                                                    -------------------         -----------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
EBITDA (1)                                                            $     45,524                $     48,654

Cash interest expense                                                       16,719                      18,134

Adjusted net income (2)                                                      3,172                       4,181

Adjusted earnings per share
   (Basic and Diluted) (3)                                            $       0.16                $       0.21

------------------------------

See notes below

-------------------------------------------------------

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

(2) Adjusted net income for the 13-week and 26-week periods ended August 3, 2002 is net income. Adjusted net income for the 13-week and 26-week periods ended August 4, 2001 is net loss excluding amortization of excess reorganization value of $27.5 million and $54.9 million, respectively.

(3) The calculation of Basic adjusted earnings per share utilized 20,063,407 and 20,060,835 shares for the 13-week and 26-week periods ended August 3, 2002, respectively. The calculation of Basic adjusted earnings per share utilized 20,055,518 and 20,054,815 shares for the 13-week and 26-week periods ended August 4, 2001, respectively. The calculation of Diluted adjusted earnings per share utilized 20,421,262 and 20,402,414 shares for the 13-week and 26-week periods ended August 3, 2002. The calculation of Diluted adjusted earnings per share utilized 20,086,975 and 20,091,639 shares for the 13-week and 26-week periods ended August 4, 2001, respectively.

NOTE 7 - AMORTIZATION OF EXCESS REORGANIZATION VALUE AND GOODWILL
-----------------------------------------------------------------

     Penn Traffic's adoption of SFAS 142 eliminates the amortization of excess reorganization value and goodwill beginning in First Quarter Fiscal 2003. The following table presents a comparison of 13-week and 26-week periods ended August 3, 2002 with net income to the reported net loss for 13-week and 26-week periods ended August 4, 2001 adjusted to exclude the amortization of excess reorganization value and goodwill ("Pro forma net income"):


                                                                   PRO FORMA                          PRO FORMA
                                                                   RESTATED                            RESTATED
                                                  13 WEEKS         13 WEEKS          26 WEEKS          26 WEEKS
                                                   ENDED             ENDED            ENDED             ENDED
                                                 AUGUST 3,         AUGUST 4,        AUGUST 3,         AUGUST 4,
                                                    2002             2001              2002              2001
                                              ----------------- ---------------- ----------------- ---------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net income (loss)                      $      2,739      $    (22,868)    $      3,172      $    (50,723)
   Amortization of excess
      reorganization value                                              27,452                             54,904
   Goodwill amortization, net of tax                                        35                                 70
                                                ------------      ------------     ------------      ------------
      Pro forma net income                      $      2,739      $      4,619     $      3,172      $      4,251
                                                ============      ============     ============      ============

Basic earnings per share:
   Reported net income (loss)                   $       0.14      $      (1.14)    $       0.16      $      (2.53)
   Amortization of excess
      reorganization value                                                1.37                               2.74
   Goodwill amortization, net of tax
                                                ------------      ------------     ------------      ------------
      Pro forma basic earnings per share        $       0.14      $       0.23     $       0.16      $       0.21
                                                ============      ============     ============      ============

Diluted earnings per share:
   Reported net income (loss)                   $       0.13      $      (1.14)    $       0.16      $      (2.53)
   Amortization of excess
      reorganization value                                                1.37                               2.74
   Goodwill amortization, net of tax
                                                ------------      ------------     ------------      ------------
      Pro forma diluted earnings per share      $       0.13      $       0.23     $       0.16      $       0.21
                                                ============      ============     ============      ============

NOTE 8 - SEGMENT INFORMATION
----------------------------

     The table below presents Revenues and EBITDA by reportable segment:


                                                                             WHOLESALE
                                                       RETAIL                   FOOD
                                                        FOOD                DISTRIBUTION              TOTAL
                                                 -------------------     -------------------    ----------------
                                                                          (IN THOUSANDS)
13-WEEK PERIOD ENDED AUGUST 3, 2002
   Revenues                                        $    525,039            $     68,151           $    593,190
   EBITDA                                                33,452                   4,411                 37,863

RESTATED
13-WEEK PERIOD ENDED AUGUST 4, 2001
   Revenues                                        $    538,139            $     69,351           $    607,490
   EBITDA                                                38,397                   4,537                 42,934

26-WEEK PERIOD ENDED AUGUST 3, 2002
   Revenues                                        $  1,031,744            $    132,890           $  1,164,634
   EBITDA                                                64,512                   8,892                 73,404

RESTATED
26-WEEK PERIOD ENDED AUGUST 4, 2001
   Revenues                                        $  1,046,605            $    135,702           $  1,182,307
   EBITDA                                                69,930                   8,652                 78,582

     The table below reconciles (a) Total segment revenues to Consolidated revenues and (b) Total EBITDA for reportable segments to Income (loss) before income taxes:

                                                                                                     RESTATED
                                                                        13 WEEKS                     13 WEEKS
                                                                          ENDED                        ENDED
                                                                         AUGUST 3,                   AUGUST 4,
                                                                           2002                        2001
                                                                      -------------               -------------
                                                                                    (IN THOUSANDS)
REVENUES:
   Total segment revenues                                             $     593,190               $     607,490
   Other revenues                                                             4,794                       3,893
                                                                      -------------               -------------

      Consolidated revenues                                           $     597,984               $     611,383
                                                                      =============               =============

EBITDA (1):
   Total EBITDA for reportable segments                               $      37,863               $      42,934
   Unallocated expenses/income                                              (12,819)                    (14,637)
   Depreciation and amortization                                            (10,519)                    (10,532)
   Amortization of excess reorganization value                                                          (27,452)
   LIFO provision                                                              (375)                       (625)
   Interest expense                                                          (8,708)                     (9,043)
                                                                      -------------               -------------

      Income (loss) before income taxes                               $       5,442               $     (19,355)
                                                                      =============               =============


                                                                                                     RESTATED
                                                                         26 WEEKS                    26 WEEKS
                                                                          ENDED                       ENDED
                                                                         AUGUST 3,                   AUGUST 4,
                                                                           2002                        2001
                                                                    -------------------         -------------------
                                                                                    (IN THOUSANDS)
REVENUES:
   Total segment revenues                                             $   1,164,634               $   1,182,307
   Other revenues                                                             9,522                       7,861
                                                                      -------------               -------------

      Consolidated revenues                                           $   1,174,156               $   1,190,168
                                                                      =============               =============

EBITDA (1):
   Total EBITDA for reportable segments                               $      73,404               $      78,582
   Unallocated expenses/income                                              (27,880)                    (29,928)
   Depreciation and amortization                                            (21,076)                    (20,986)
   Amortization of excess reorganization value                                                          (54,904)
   LIFO provision                                                              (875)                     (1,250)
   Interest expense                                                         (17,219)                    (18,573)
                                                                      -------------               -------------

      Income (loss) before income taxes                               $       6,354               $     (47,059)
                                                                      =============               =============

--------------------------------------------

See notes below

(1) EBITDA is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value and LIFO provision.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to the Company's previously reported Consolidated Financial Statements for the 13-week period ended May 4, 2002, the fiscal years ended February 2, 2002 and February 3, 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999 (see "--Liquidity and Capital Resources" below). The Company restated its financial results for these periods after discovering in August 2002 that an employee of its Penny Curtiss bakery manufacturing subsidiary had made false accounting entries which primarily involved the overstatement of inventory. The aggregate effect of the restatement was to reduce net income over this three and one-quarter year period by $7.3 million. In addition, the restatement reduced operating income for the 21-week period ended June 26, 1999 by $1.1 million; this amount was offset in the Company's Consolidated Statement of Operations by an adjustment associated with the Company's adoption of fresh-start reporting in 1999.

     The effect of the correction of the misstatements for the 13-week and 26-week periods ended August 4, 2001 was to increase the previously reported net loss by $0.9 million and $1.6 million and net loss per share - diluted by $0.04 and $0.08, respectively. The financial statement line items which were restated are Revenues, Cost of sales, Selling and administrative expenses, Amortization of excess reorganization value, Provision for income taxes, Inventories, Prepaid expenses and other current assets, Excess reorganization value, Trade accounts and drafts payable, Taxes payable and deferred taxes and Retained deficit.

     Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition including increased capital investment and promotional activity by the Company's competitors; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling and investments in the Company's technology infrastructure including point-of-sale systems); labor relations; labor and employee benefit costs including increases in health care and pension costs; the impact of the Company's loyalty card program; availability and terms of and access to capital; the Company's liquidity and other financial considerations; the ability of the Company to successfully negotiate modifications or amendments to its Credit Facility or negotiate any new credit facility; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; the outcome of internal and external investigations into the previously mentioned false accounting entries and the costs of such investigation; and the outcome of pending or yet-to-be instituted legal proceedings. Penn Traffic cautions that the foregoing list of important factors is not exhaustive.

RESULTS OF OPERATIONS


THIRTEEN WEEKS ("SECOND QUARTER FISCAL 2003") AND TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 COMPARED TO THIRTEEN WEEKS ("SECOND QUARTER FISCAL 2002") AND TWENTY-SIX WEEKS ENDED AUGUST 4, 2001.
----------------------------------------------------------------------------

     The following table sets forth Consolidated Statement of Operations components expressed as a percentage of revenues for Second Quarter Fiscal 2003 and Second Quarter Fiscal 2002, and for the 26-week periods ended August 3, 2002 and August 4, 2001, respectively:


                                                     Second Quarter Ended              Twenty-six Weeks Ended
                                                                   RESTATED                           RESTATED
                                                  AUGUST 3,        AUGUST 4,         AUGUST 3,        AUGUST 4,
                                                    2002             2001              2002             2001
                                               ---------------- ----------------  ---------------- ----------------
Revenues                                            100.0%           100.0%            100.0%           100.0%

Gross profit (1)                                     27.0             26.9              27.2             26.8

Selling and administrative
   expenses                                          24.6             24.1              25.2             24.6

Amortization of excess
   reorganization value                                                4.5                                4.6

Operating income (loss)                               2.4             (1.7)              2.0             (2.4)

Adjusted operating income (2)                         2.4              2.8               2.0              2.2

Interest expense                                      1.5              1.5               1.5              1.6

Net income (loss)                                     0.5             (3.7)              0.3             (4.3)

Adjusted net income (3)                               0.5              0.7               0.3              0.4

--------------------------------------

See notes below

(1)      Revenues less cost of sales.

(2) Operating income for Second Quarter Fiscal 2003 and the 26-week period ended August 3, 2002. Operating loss for Second Quarter Fiscal 2002 and the 26-week period ended August 4, 2001 excluding amortization of excess reorganization value of $27.5 million and $54.9 million, respectively.

(3) Net income for Second Quarter Fiscal 2003 and the 26-week period ended August 3, 2002. Net loss for Second Quarter Fiscal 2002 and the 26-week period ended August 4, 2001 excluding amortization of excess reorganization value of $27.5 million and $54.9 million, respectively.

REVENUES

     Total revenues for Second Quarter Fiscal 2003 were $598.0 million, a decrease of 2.2% from $611.4 million in Second Quarter Fiscal 2002. Total revenues for the 26-week period ended August 3, 2002 were $1.174 billion, a decrease of 1.3% from $1.190 billion for the 26-week period ended August 4, 2001. The decrease in revenues in Second Quarter Fiscal 2003 is primarily attributable to (1) the reduction in the number of stores the Company operated
(2) a decrease in same store sales and (3) a decline in wholesale food distribution revenues.

     Same store sales for Second Quarter Fiscal 2003 decreased 1.0% from the comparable prior year period. Same store sales for the 26-week period ended August 3, 2002 decreased 0.2% from the comparable prior year period. The Company believes that the decrease in same store sales was due to the challenging economic and competitive environment and a lack of food inflation. Wholesale food distribution revenues were $68.2 million in Second Quarter Fiscal 2003 compared to $69.4 million in Second Quarter Fiscal 2002. Wholesale food distribution revenues were $132.9 million for the 26-week period ended August 3, 2002 compared to $135.7 million for the 26-week period ended August 4, 2001.

GROSS PROFIT

     Gross profit for Second Quarter Fiscal 2003 was 27.0% of revenues compared to 26.9% of revenues in Second Quarter Fiscal 2002. Gross profit for the 26-week period ended August 3, 2002 was 27.2% of revenues compared to 26.8% of revenues for the 26-week period ended August 4, 2001. The Company's ability to more effectively promote its offerings with its new loyalty card, a reduction in inventory shrink expense and a decrease in the LIFO provision contributed to the improvement in gross profit as a percentage of revenues in Second Quarter Fiscal 2003 and the 26-week period ended August 3, 2002. Gross profit for such periods were also impacted by increases in promotional spending designed to maintain or improve sales in a challenging economic and competitive environment (as discussed in greater detail under "--Liquidity and Capital Resources" below).

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for Second Quarter Fiscal 2003 were 24.6% of revenues compared to 24.1% of revenues in Second Quarter Fiscal 2002. Selling and administrative expenses for the 26-week period ended August 3, 2002 were 25.2% of revenues compared to 24.6% of revenues for the 26-week period ended August 4, 2001. The increases in selling and administrative expenses as a percentage of revenues for Second Quarter Fiscal 2003 and the 26-week period ended August 3, 2002 were primarily due to increases in wage, pension and health insurance costs during a period with little or no food inflation and decreases in revenues. These factors were partially offset by the benefit of the Company's various cost reduction initiatives.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense was $10.5 million in Second Quarter Fiscal 2003 and Second Quarter Fiscal 2002, representing 1.8% and 1.7% of revenues, respectively. Depreciation and amortization expense was $21.1 million in the 26-week period ended August 3, 2002 and $21.0 million in the 26-week period ended August 4, 2001, representing 1.8% of revenues for both periods.

     Amortization of excess reorganization value for Second Quarter Fiscal 2002 and the 26-week period ended August 4, 2001 was $27.5 million and $54.9 million, respectively. The excess reorganization value asset, which was established in June 1999 in connection with the implementation of fresh-start reporting, was being amortized on a straight-line basis over a three-year period. Beginning in the 13-week period ended May 4, 2002, the Company is no longer amortizing the excess reorganization value asset in accordance with SFAS 142 (see "--Impact of New Accounting Standards" below).

OPERATING INCOME (LOSS); ADJUSTED OPERATING INCOME

     Operating income for Second Quarter Fiscal 2003 was $14.2 million or 2.4% of revenues compared to an operating loss of $10.3 million or 1.7% of revenues in Second Quarter Fiscal 2002. Adjusted operating income for Second Quarter Fiscal 2003 was $14.2 million or 2.4% of revenues compared to $17.1 million or 2.8% of revenues in Second Quarter Fiscal 2002. The decrease in adjusted operating income as a percentage of revenues in Second Quarter Fiscal 2003 was due to an increase in selling and administrative expenses as a percentage of revenues partially offset by an increase in gross profit as a percentage of revenues.

     Operating income for the 26-week period ended August 3, 2002 was $23.6 million or 2.0% of revenues compared to an operating loss of $28.5 million or 2.4% of revenues for the 26-week period ended August 4, 2001. Adjusted operating income for the 26-week period ended August 3, 2002 was $23.6 million or 2.0% of revenues compared to $26.4 million or 2.2% of revenues for the 26-week period ended August 4, 2001. The decrease in adjusted operating income as a percentage of revenues in the 26-week period ended August 3, 2002 was due to an increase in selling and administrative expenses as a percentage of revenues partially offset by an increase in gross profit as a percentage of revenues.

INTEREST EXPENSE

     Interest expense for Second Quarter Fiscal 2003 was $8.7 million compared to $9.0 million in Second Quarter Fiscal 2002. Interest expense for the 26-week period ended August 3, 2002 was $17.2 million compared to $18.6 million for the 26-week period ended August 4, 2001. The decrease in interest expense in Second Quarter Fiscal 2003 was due to a decrease in the interest rate on the Company's variable rate debt from the prior year.

INCOME TAXES

     Income tax provision was $2.7 million for Second Quarter Fiscal 2003 compared to $3.5 million in Second Quarter Fiscal 2002. Income tax provision for the 26-week period ended August 3, 2002 was $3.2 million compared to $3.7 million for the 26-week period ended August 4, 2001. The tax provisions for the Second Quarter Fiscal 2003 and Second Quarter Fiscal 2002 and the 26-week periods ended August 3, 2002 and August 4, 2001 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes. The effective tax rate for Second Quarter Fiscal 2003 and the 26-week period ended August 3, 2002 reflects the recognition of tax expense based on the estimated effective annual tax rate for the fiscal year ending February 1, 2003. The effective tax rate for Second Quarter Fiscal 2002 and the 26-week period ended August 4, 2001 has not been annualized due to the net loss reported for Fiscal 2002.

NET INCOME (LOSS); ADJUSTED NET INCOME

     Net income for Second Quarter Fiscal 2003 was $2.7 million compared to a net loss of $22.9 million for Second Quarter Fiscal 2002. Adjusted net income for Second Quarter Fiscal 2003 was $2.7 million compared to $4.6 million in Second Quarter Fiscal 2002.

     Net income for the 26-week period ended August 3, 2002 was $3.2 million compared to a net loss of $50.7 million for the 26-week period ended August 4, 2001. Adjusted net income for the 26-week period ended August 3, 2002 was $3.2 million compared to $4.2 million for the 26-week period ended August 4, 2001.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those accounting policies which are very important to the portrayal of the Company's financial condition and results and which require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that estimates for reserve for store closures, impairment of long-lived assets, liabilities for employee benefit plans and self-insurance liabilities are critical accounting policies. Materially different amounts could be reported under different conditions or using different assumptions for these items. These estimates and assumptions are evaluated on an ongoing basis, based on historical experience and on various other factors that are believed to be reasonable. There are no significant changes to these estimates and assumptions since the issuance of the Company's Form 10-K/A for the 52-week period ended February 2, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's debt (excluding capital leases) consists primarily of $100 million of 11% Senior Notes due June 29, 2009 (the "Senior Notes") and amounts outstanding under a $320 million secured credit facility that consists of a term loan and a revolving credit facility (the "Credit Facility") as shown below:


                                                                     AUGUST 3,                FEBRUARY 2,
                                                                       2002                       2002
                                                                   -------------              -------------
                                                                               (IN THOUSANDS)
Secured Term Loan                                                  $     105,500              $     108,250
Secured Revolving Credit Facility                                         38,400                     32,100
Other Secured Debt                                                        12,198                     12,362
11% Senior Notes due June 29, 2009                                       100,000                    100,000
                                                                   -------------              -------------

Total Debt                                                         $     256,098              $     252,712
Less: Current maturities of long-term debt                              (144,200)                  (140,666)
                                                                   -------------              -------------

Total Long-Term Debt                                               $     111,898              $     112,046
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

     As discussed below, the lenders under the Credit Facility have waived and agreed to forbear until October 31, 2002 (or, if earlier the date on which certain other events specified in the waiver forbearance agreement occur) from exercising any remedies as a result of an event of default that arose as a result of the accounting restatement that resulted from the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary or could arise as a result of the Company's noncompliance with certain financial covenants in the Credit Facility. Accordingly, notwithstanding the scheduled maturities of the Revolving Credit Facility and Term Loan described below, in accordance with generally accepted accounting principles, all amounts outstanding under the Credit Facility ($143.9 million at August 3, 2002 and $140.4 at February 2, 2002) have been classified as Current maturities of long-term debt.

     Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility is scheduled to mature on June 30, 2005. Availability under the Revolving Credit Facility was approximately $109 million as of August 3, 2002.

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
                                                                                      =============

     On August 8, 2002, the Company announced that it had discovered that an employee of its Penny Curtiss bakery manufacturing subsidiary had made false accounting entries which primarily involved the overstatement of inventory over a period of approximately three and one-quarter years. Based on the preliminary findings of an internal review, the Company's Audit Committee engaged independent legal counsel to conduct an independent investigation, who in turn engaged KPMG LLP to assist in this investigation, which is substantially complete. The Company has concluded that the false accounting entries were limited to its Penny Curtiss bakery manufacturing subsidiary and that the aggregate effect of the restatements was to reduce net income over the three and one-quarter period ended May 4, 2002 by $7.3 million. In addition, the restatement reduced operating income for the 21-week period ended June 26, 1999 by $1.1 million; this amount was offset in the Company's Consolidated Statement of Operations by an adjustment associated with the Company's adoption of fresh-start reporting in 1999. The aggregate effect of the restatements on EBITDA was a reduction of $11 million over the three and one-quarter year period ended May 4, 2002. The Company is cooperating with all appropriate regulators with respect to the false accounting entries. The Company anticipates that it will incur significant costs in connection with this investigation.

     On August 14, 2002, the Company received a letter waiving certain events of default that arose under the Credit Facility as a result of the restatements described above. The waiver letter also stated that the lenders under the Credit Facility would forbear from taking any action under the Credit Facility as a result of such defaults and permitted the Company to borrow, repay and reborrow under the Credit Facility through August 30, 2002.

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

     The Company's Senior Notes are rated B3 by Moody's Investor Service and B- (with a negative outlook) by Standard and Poor's Ratings Group as of September 17, 2002. Future rating changes could affect the availability and cost of financing to the Company.

     Cash flows used to meet the Company's operating requirements during the 26-week period ended August 3, 2002 are reported in the Consolidated Statement of Cash Flows. During the 26-week period ended August 3, 2002, the Company's net cash used in investing activities was $35.7 million and the Company had an increase in cash and cash equivalents of $0.6 million. This amount was financed by net cash provided by operating activities of $35.8 million and net cash provided by financing activities of $0.5 million.

     During the 26-week period ended August 3, 2002, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs. For the next year, the Company expects to utilize internally generated funds from operations, amounts available under the Revolving Credit Facility and new mortgages, capital leases and/or sale/leasebacks to satisfy its operating, capital expenditure and debt service needs and to fund any repurchase of shares of its common stock under its stock repurchase program. Certain external factors, however, such as unfavorable economic conditions, competition and increases in wage and benefit costs, could have a significant impact on cash generated from operations. In addition, the Company's ability to obtain new mortgages, capital leases and/or sale/leasebacks in order to fund a portion of its capital expenditure program is, in part, dependent upon the Company's financial performance and overall conditions in the capital markets.

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

     In the 52-week period ending February 1, 2003 ("Fiscal 2003"), the Company has generally encountered an increase in competitive price and promotional activity. This has resulted from, among other factors, the sluggish sales environment in the supermarket industry, which the Company believes has been caused by the current weaker economic conditions and an increase in the penetration of the retail food industry by alternative channels of trade such as supercenters. In addition, in Fiscal 2003, a greater number of competitive new stores have opened in the Company's markets than in recent years. In this environment, Penn Traffic has been investing in additional promotions designed to preserve both its market share and the positive sales momentum the Company has established in many of its markets as a result of its strategic initiatives. These factors have impacted and may continue to impact the Company's results of operations.

     During calendar year 2000, two new competitors entered the central Ohio market in which Penn Traffic operates a number of stores under the Big Bear trade name. As a consequence of the entry of these new competitors and the current challenging retail environment, the Company is facing increased competition from these new competitors and from the two other established competitors in the central Ohio market who have reduced prices and/or increased their level of promotional activity in an attempt to maintain or improve their sales levels in the market. Because of this increased competitive activity, the Company's results of operations have been adversely affected and may continue to be adversely affected. The Company's long-term strategy in the Ohio market is to
(1) emphasize Big Bear's quality perishables, customer service and convenient locations and (2) implement programs to reduce expenses to help fund the cost of maintaining competitive pricing and promotion programs.

     Penn Traffic is incurring significant increases in employee benefit costs in Fiscal 2003 comprised of (1) increases in health care costs which the Company believes are, on a percentage basis, generally consistent with overall increasing costs in the health care industry and (2) an increase in pension expense that the Company will record in Fiscal 2003 as a result of declining returns in the equity markets over the past two years. Penn Traffic competes against some companies which do not provide the same levels of employee benefits as the Company does. It is not certain what portion of these cost increases Penn Traffic will be able to offset through its cost reduction programs, merchandising enhancements or market pricing adjustments.

     Penn Traffic currently sponsors five tax-qualified defined benefit pension plans (the "Plans"), primarily for its non-union employees, and also contributes to multi-employer pension funds which cover union employees under collective bargaining agreements. Due to the strong performance of the equity markets in the 1990's and the higher prevailing interest rates which were used to measure pension obligations, Penn Traffic recorded net pension income with respect to the Plans under Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," for the fiscal years ended February 2, 2002, February 3, 2001, the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999 and the fiscal year ended January 30, 1999. The Company expects to record pension income of less than $0.1 million for these Plans in Fiscal 2003 compared to $2.4 million in fiscal year ended February 2, 2002.

     As both the aggregate value of the equity markets and long-term interest rates have declined since early calendar year 2000, the Plans have gone from an overfunded position to an underfunded position. This change resulted in an after-tax charge to equity of approximately $20 million at the end of Fiscal 2002. Based on the current value of Plan assets, the Company believes that it is likely that it will need to record an undetermined additional charge to equity at the end of Fiscal 2003.

     During Fiscal 2002, Penn Traffic began making contribution to the Plans at higher levels than the current minimum requirements of ERISA. Contributions to the Plans totaled $5.6 million in Fiscal 2002 compared to $2.3 million and $0.9 million in the preceding two years. In addition, Penn Traffic contributed an aggregate of $5.3 million to the Plans in the 26-week period ended August 3, 2002. The Company believes that it is likely that the Company's future annual contributions to Plans will be greater than contributions made in Fiscal 2002 or to date in Fiscal 2003. Such higher contributions would have an impact on the Company's cash provided from operations, which, in turn, could impact the level of the Company's future capital investment.

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

     During Fiscal 2003, Penn Traffic expects to invest approximately $60 million in capital expenditures (including capital leases). Capital expenditures will be principally for new stores, store remodels and investments in the Company's distribution system and technology infrastructure (including new point-of-sale systems in a number of the Company's stores). The Company expects to finance such expenditures through cash generated from operations, amounts available under the Revolving Credit Facility and new mortgages and/or sale/leasebacks.

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

     During the 13-week and 26-week periods ended August 3, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships. Penn Traffic does not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or its related parties other than what is disclosed in Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended February 2, 2002.

IMPACT OF NEW ACCOUNTING STANDARDS

     The Company's Consolidated Statement of Operations and same store sales results for the 13-week and 26-week periods ended August 4, 2001 reflect the Company's implementation of EITF Issue Number 00-14, "Accounting for Certain Sales Incentives," as codified by EITF Issue Number 01-9, "Accounting for Consideration Given by Vendors to a Customer" ("EITF 00-14") and certain other income statement classifications the Company made during the fiscal year ended February 2, 2002. The implementation of EITF 00-14 and these other reclassifications do not have any effect on Penn Traffic's reported Operating Income (Loss), EBITDA or Net Income (Loss).

     Penn Traffic adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), in the 13-week period ended May 4, 2002 ("First Quarter Fiscal 2003"). SFAS 142 provides that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite useful lives not be amortized but tested at least annually for impairment. The Company no longer records amortization of excess reorganization value or goodwill in its Consolidated Statement of Operations. In conjunction with the adoption of SFAS 142, Penn Traffic performed a comprehensive test of the carrying value of the excess reorganization value and goodwill assets for impairment. As a result of this review, no assets were deemed impaired. Excess reorganization value and goodwill had a carrying value of approximately $51 million at the date of adoption of this standard.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement of No. 13, and Technical Corrections," ("SFAS 145"). SFAS 145 becomes effective for the Company for the fiscal year ending January 31, 2004. The Company is currently analyzing the effect this standard will have on its financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

     In the fiscal quarter ended August 3, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, the Company's internal controls or other factors that could significantly affect these controls. Penn Traffic periodically reviews its internal controls for effectiveness and plans to conduct an evaluation of our disclosure controls and procedures each quarter. In addition, the Company's Audit Committee will make certain recommendations with respect to the Company's internal controls as a result of its investigation of the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary and the resulting investigation by independent legal counsel and KPMG LLP. The Company anticipates receiving these recommendations during the fiscal quarter ending November 2, 2002 and implementing them promptly thereafter.

PART II.  OTHER INFORMATION
---------------------------

     All items which are not applicable or to which the answer is negative have been omitted from this report.

ITEM 1.  LEGAL PROCEEDINGS.

     On May 10, 2001, The Grand Union Company ("Grand Union") instituted an Adversary Proceeding in the United States Bankruptcy Court for the District of New Jersey alleging Penn Traffic defaulted as purchaser under the Court-ordered bankruptcy sale of Grand Union's Plattsburgh, New York store. On August 7, 2002, the bankruptcy court denied Penn Traffic's motion for summary judgment dismissing the adversary proceeding of Grand Union to enforce the Company's purported agreement to buy the Plattsburgh, New York store and granted Grand Union's motion for partial summary judgment against Penn Traffic as to liability in respect of such purported agreement. On August 16, 2002, Penn Traffic filed a notice of appeal with respect to this judgment with the United States District Court of New Jersey. While Penn Traffic believes that its appeal is meritorious, it is not able to predict the amount, if any, of Grand Union's damages in the event the appeal is unsuccessful.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Penn Traffic's Annual Meeting of Stockholders was held on July 17, 2002. At the meeting, nine directors were elected to serve for a term of one year on the Company's Board of Directors by the following votes:


                                                                    FOR                          ABSTAINED
                                                                    ---                          ---------
              Byron E. Allumbaugh                                18,569,163                         18,441
              Kevin P. Collins                                   18,569,559                         18,045
              Joseph V. Fisher                                   18,568,554                         19,050
              Martin A. Fox                                      18,568,964                         18,640
              David B. Jenkins                                   18,569,934                         17,670
              Gabriel S. Nechamkin                               18,569,258                         18,346
              Lief D. Rosenblatt                                 18,367,900                        219,704
              Mark D. Sonnino                                    18,569,386                         18,218
              Peter L. Zurkow                                    18,570,793                         16,811

     At the Annual Meeting, the selection of PricewaterhouseCoopers LLP as auditors for the Company for Fiscal 2003 was ratified by a vote of 18,577,249 shares in favor, 6,092 shares opposed and 4,262 abstentions. No other matters were considered at the Company's Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following are filed as Exhibits to this Report:


EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
     10.8D      Waiver and Forbearance Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the lenders party thereto (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 30, 2002).

     99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Forms 8-K

    1. Form 8-K dated August 8, 2002 was filed pursuant to Item 5 and Item 7 on August 8, 2002 attaching a press release reporting on the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary.

    2. Form 8-K dated August 14, 2002 was filed pursuant to Item 5 and Item 7 on August 16, 2002 reporting on and including an interim bank waiver.

    3. Form 8-K dated August 29, 2002 was filed pursuant to Item 5 and Item 7 on August 30, 2002 reporting on and including an interim bank waiver.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE PENN TRAFFIC COMPANY


       September 18, 2002            /s/- Joseph V. Fisher
                                     ------------------------------------------
                                     By:  Joseph V. Fisher
                                          President and Chief Executive Officer



      September 18, 2002             /s/- Martin A. Fox
                                     ------------------------------------------
                                     By:  Martin A. Fox
                                          Executive Vice President and
                                          Chief Financial Officer

                                  CERTIFICATION

I, Joseph V. Fisher, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Penn Traffic
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: September 18, 2002


/s/ Joseph V. Fisher
-------------------------------------
Joseph V. Fisher
President and Chief Executive Officer

                                  CERTIFICATION


I, Martin A. Fox, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Penn Traffic
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: September 18, 2002


/s/ Martin A. Fox
----------------------------
Martin A. Fox
Executive Vice President and
Chief Financial Officer

Exhibit Index


EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
     10.8D      Waiver and Forbearance Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the lenders party thereto (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 30, 2002).

     99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.