Form 10-Q
period 2002-11-02
PENN TRAFFIC CO
filed 2002-12-17
CIK 77155

+

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended November 2, 2002

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

                                 YES /X/ NO / /

Common stock, par value $.01 per share: 20,064,264 shares outstanding as of December 6, 2002

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                     RESTATED
                                                    13 WEEKS         13 WEEKS
                                                      ENDED            ENDED
                                                   NOVEMBER 2,      NOVEMBER 3,
                                                      2002         2001 (NOTE 1)
                                                   -----------     -------------
REVENUES                                           $   580,059     $     598,631

COST AND OPERATING EXPENSES:
  Cost of sales                                        428,743           438,255
  Selling and administrative expenses                  151,521           150,013
  Amortization of excess reorganization value                             27,452
                                                   -----------     -------------

OPERATING LOSS                                            (205)          (17,089)
  Interest expense                                       8,820             8,886
                                                   -----------     -------------

LOSS BEFORE INCOME TAXES                                (9,025)          (25,975)
  (Benefit) provision for income taxes (Note 2)         (3,349)              989
                                                   -----------     -------------

NET LOSS                                           $    (5,676)    $     (26,964)
                                                   ===========     =============

PER SHARE (BASIC AND DILUTED):

  Loss per share (Note 3)                          $     (0.28)    $       (1.34)
                                                   ===========     =============

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                     RESTATED
                                                    39 WEEKS         39 WEEKS
                                                      ENDED            ENDED
                                                   NOVEMBER 2,      NOVEMBER 3,
                                                      2002         2001 (NOTE 1)
                                                   -----------     -------------
REVENUES                                           $ 1,754,215     $   1,788,799

COST AND OPERATING EXPENSES:
  Cost of sales                                      1,283,296         1,309,453
  Selling and administrative expenses                  447,551           442,565
  Amortization of excess reorganization value                             82,356
                                                   -----------     -------------

OPERATING INCOME (LOSS)                                 23,368           (45,575)
  Interest expense                                      26,039            27,459
                                                   -----------     -------------

LOSS BEFORE INCOME TAXES                                (2,671)          (73,034)
  (Benefit) provision for income taxes (Note 2)           (167)            4,653
                                                   -----------     -------------

NET LOSS                                           $    (2,504)    $     (77,687)
                                                   ===========     =============

PER SHARE (BASIC AND DILUTED):

  Loss per share (Note 3)                          $     (0.12)    $       (3.87)
                                                   ===========     =============

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     RESTATED
                                                                    UNAUDITED        AUDITED
                                                                   NOVEMBER 2,      FEBRUARY 2,
                                                                      2002         2002 (NOTE 1)
                                                                   -----------     -------------
    ASSETS

CURRENT ASSETS:
  Cash and short-term investments                                  $    37,563     $      39,562
  Accounts and notes receivable (less allowance for
    doubtful accounts of $2,201 and $2,107, respectively)               40,294            49,710
  Inventories                                                          283,253           274,845
  Prepaid expenses and other current assets                             10,101             9,506
                                                                   -----------     -------------
                                                                       371,211           373,623
                                                                   -----------     -------------

NONCURRENT ASSETS:
  Capital leases                                                        36,998            44,747
  Property, plant and equipment                                        302,864           273,436
  Goodwill                                                               8,990             8,990
  Beneficial leases                                                     42,034            46,920
  Excess reorganization value                                           42,238            42,238
  Other assets                                                          19,211            16,414
                                                                   -----------     -------------
                                                                   $   823,546     $     806,368
                                                                   ===========     =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 4)                    $     9,523     $     140,666
  Current portion of obligations under capital leases                    6,934             8,329
  Trade accounts and drafts payable                                    129,599           129,158
  Other accrued liabilities                                             75,799            77,590
  Accrued interest expense                                               5,195             2,514
  Taxes payable and deferred taxes                                      10,714            15,125
                                                                   -----------     -------------
                                                                       237,764           373,382
                                                                   -----------     -------------

NONCURRENT LIABILITIES:
  Long-term debt (Note 4)                                              277,195           112,046
  Obligations under capital leases                                      61,965            67,075
  Deferred taxes                                                        65,518            63,770
  Other noncurrent liabilities                                          45,890            51,471

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized 1,000,000
    shares; $.01 par value; none issued
  Common Stock - authorized 30,000,000 shares; $.01 par value;
    20,064,264 and 20,056,264 shares issued and outstanding,
    respectively                                                           201               201
  Capital in excess of par value (Note 5)                              416,473           416,597
  Stock warrants                                                         7,249             7,249
  Retained deficit                                                    (264,808)         (262,304)
  Accumulated other comprehensive loss (Note 5)                        (23,526)          (22,744)
  Treasury stock, at cost (Note 5)                                        (375)             (375)
                                                                   -----------     -------------
    TOTAL STOCKHOLDERS' EQUITY                                         135,214           138,624
                                                                   -----------     -------------
                                                                   $   823,546     $     806,368
                                                                   ===========     =============

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            THE PENN TRAFFIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                             RESTATED
                                                            39 WEEKS         39 WEEKS
                                                             ENDED            ENDED
                                                           NOVEMBER 2,      NOVEMBER 3,
                                                              2002         2001 (NOTE 1)
                                                           -----------     -------------
OPERATING ACTIVITIES:
  Net loss                                                 $    (2,504)    $     (77,687)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                              31,695            31,428
     Amortization of excess reorganization value                                  82,356
     Other - net                                                  (365)             (153)
NET CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable and prepaid expenses                       8,821             1,065
  Inventories                                                   (8,408)          (29,238)
  Payables and accrued expenses                                 (4,093)            9,881
  Deferred income taxes                                          5,563             1,950
  Other assets                                                  (2,301)           (1,807)
  Other noncurrent liabilities                                  (6,907)             (510)
                                                           -----------     -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       21,501            17,285
                                                           -----------     -------------

INVESTING ACTIVITIES:
  Capital expenditures                                         (50,305)          (30,730)
  Proceeds from sale of assets                                     363               294
                                                           -----------     -------------

NET CASH USED IN INVESTING ACTIVITIES                          (49,942)          (30,436)
                                                           -----------     -------------

FINANCING ACTIVITIES:
  Net (decrease) increase in drafts payables                    (1,090)            2,236
  Payments to settle long-term debt                             (4,994)           (3,982)
  Borrowing of revolving debt                                  168,200           140,800
  Repayment of revolving debt                                 (129,200)         (123,100)
  Reduction of capital lease obligations                        (6,505)           (6,325)
  Exercise of stock options                                         31                 8
                                                           -----------     -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       26,442             9,637
                                                           -----------     -------------

DECREASE IN CASH AND CASH EQUIVALENTS                           (1,999)           (3,514)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                39,562            42,529
                                                           -----------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    37,563     $      39,015
                                                           ===========     =============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                                 22,552            25,135
  Income taxes paid                                              1,826             2,840

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

     The results of operations for the interim periods are not necessarily an indication of results to be expected for the year. In the opinion of management, all adjustments necessary for a fair statement of the results are included for the interim periods, and all such adjustments are normal and recurring. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 2, 2002, the Company's Quarterly Report on Form 10-Q/A for the 13-week period ended May 4, 2002 and the Company's Quarterly Report on Form 10-Q for the 13-week period ended August 3, 2002.

     All significant intercompany transactions and accounts have been eliminated in consolidation.

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

     The restatement also includes the reclassification of $1.0 million and $2.9 million of expenses for the 13-week and 39-week periods ended November 3, 2001, respectively, from Selling and administrative expenses to Cost of sales to more appropriately reflect the classification of certain indirect manufacturing expenses associated with the Penny Curtiss bakery manufacturing subsidiary.

     The effect of the correction of the misstatements for the 13-week and 39-week periods ended November 3, 2001 was to (1) increase the previously reported net loss by $0.6 million and $2.1 million and net loss per share - diluted by $0.03 and $0.11 and (2) reduce previously reported EBITDA by $0.7 million and $3.0 million, respectively. The financial statement line items which were restated are Revenues, Cost of sales, Selling and administrative expenses, Amortization of excess reorganization value, Provision for income taxes, Inventories, Prepaid expenses and other current assets, Excess reorganization value, Trade accounts and drafts payable, Taxes payable and deferred taxes and Retained deficit. The consolidated financial statements for the 13-week and 39-week periods ended November 3, 2001, and notes thereto included in this Form 10-Q, have been restated to include the effects of the correction of these misstatements and the reclassification of all amounts outstanding under the Company's $320 million secured credit facility (the "Credit Facility") at February 2, 2002 as Current maturities of long-term debt (see Note 4) as follows:

                                           13 WEEKS ENDED               39 WEEKS ENDED
                                          NOVEMBER 3, 2001             NOVEMBER 3, 2001
                                      ------------------------    --------------------------
                                           AS                          AS
                                       PREVIOUSLY                  PREVIOUSLY
                                        REPORTED      RESTATED      REPORTED       RESTATED
                                      -----------    ---------    -----------    -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
   OPERATIONS

Revenues                              $   598,766    $ 598,631    $ 1,789,325    $ 1,788,799

Cost of sales                             436,672      438,255      1,304,142      1,309,453
Selling and administrative expenses       151,006      150,013        445,443        442,565
Amortization of excess
 reorganization value                      27,318       27,452         81,954         82,356
                                      -----------    ---------    -----------    -----------

Operating loss                            (16,230)     (17,089)       (42,214)       (45,575)
Interest expense                            8,886        8,886         27,458         27,459
                                      -----------    ---------    -----------    -----------

Loss before income taxes                  (25,116)     (25,975)       (69,672)       (73,034)
Provision for income taxes                  1,286          989          5,867          4,653
                                      -----------    ---------    -----------    -----------

Net loss                              $   (26,402)   $ (26,964)   $   (75,539)   $   (77,687)
                                      ===========    =========    ===========    ===========

Per share (Basic and Diluted)         $     (1.32)   $   (1.34)   $     (3.77)   $     (3.87)
                                      ===========    =========    ===========    ===========

                                                FEBRUARY 2, 2002
                                            ------------------------
                                                 AS
                                             PREVIOUSLY
                                              REPORTED     RESTATED
                                            -----------   ----------
                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET

Inventories                                 $   284,221   $  274,845
Prepaid expenses and other current assets         9,697        9,506
Total current assets                            383,190      373,623
Excess reorganization value                      42,032       42,238
Total assets                                    815,729      806,368

Trade accounts and drafts payable               128,872      129,158
Taxes payable and deferred taxes                 18,179       15,125
Current maturities of long-term debt              7,066      140,666
Total current liabilities                       242,550      373,382
Long-term debt                                  245,646      112,046
Retained deficit                               (255,711)    (262,304)
Total stockholders' equity                      145,217      138,624
Total liabilities and
   stockholders' equity                         815,729      806,368

NEW ACCOUNTING STANDARDS

     Penn Traffic adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in the 13-week period ended May 4, 2002 ("First Quarter Fiscal 2003"). SFAS 142 provides that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite useful lives not be amortized but tested at least annually for impairment. Accordingly, the Company no longer records amortization of excess reorganization value or goodwill in its Consolidated Statement of Operations. In conjunction with the adoption of SFAS 142, Penn Traffic performed a comprehensive test of the carrying value of the excess reorganization value and goodwill assets for impairment. As a result of this review, no assets were deemed impaired. Excess reorganization value and goodwill had a carrying value of approximately $51 million at the date of adoption of this standard.

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") which addresses accounting for restructuring and similar costs, including store closures. SFAS 146 replaces previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," ("Issue 94-3"). Under Issue 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future store closures and restructuring costs, if any, as well as the amounts recognized. The Company adopted the provisions of SFAS 146 during the 13-week and 39-week periods ended November 2, 2002. Adoption of this standard did not have a material effect on the Company's financial statements.

NOTE 2 - INCOME TAXES

     The (benefit) provision for income taxes for the 13-week and 39-week periods ended November 2, 2002 and November 3, 2001 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes.

NOTE 3 - NET LOSS PER SHARE

     In the calculation of Basic and Diluted loss per share, 20,064,264 and 20,061,978 shares were used for the 13-week and 39-week periods ended November 2, 2002, respectively, and 20,056,264 and 20,055,298 shares were used for the 13-week and 39-week periods ended November 3, 2001, respectively. The calculation of Diluted loss per share for the 13-week and 39-week periods ended November 2, 2002 excludes the effect of incremental common stock equivalents aggregating 196,611 and 293,257 shares and the calculation of Diluted loss per share for the 13-week and 39-week periods ended November 3, 2001 excludes the effect of incremental common stock equivalents aggregating 28,811 and 34,153 shares, since they would have been antidilutive given the net loss for these periods.

NOTE 4 - DEBT

     The Company's debt (excluding capital leases) is shown below:

                                                            RESTATED
                                            NOVEMBER 2,    FEBRUARY 2,
                                               2002           2002
                                            -----------    -----------
                                                  (IN THOUSANDS)
Secured Term Loan                           $   103,500    $   108,250
Secured Revolving Credit Facility                71,100         32,100
Other Secured Debt                               12,118         12,362
11% Senior Notes due June 29, 2009              100,000        100,000
                                            -----------    -----------

Total Debt                                  $   286,718    $   252,712
Less: Current maturities of long-term debt       (9,523)      (140,666)
                                            -----------    -----------

Total Long-Term Debt                        $   277,195    $   112,046
                                            ===========    ===========

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

     In connection with an amendment to the Credit Facility entered into with the lenders on October 31, 2002 (the "October Bank Amendment"), the required levels for the Consolidated EBITDA, interest coverage, fixed charge coverage and funded debt ratio covenants were amended to make them less restrictive on the Company. The Company paid the lenders an amendment fee for entering into the October Bank Amendment and also agreed to certain increases in the applicable interest rates and commitment fees payable to the lenders under the Credit Facility. The October Bank Amendment also further restricted the Company's ability to make capital expenditures during each of the fiscal years commencing with the first quarter of the 52-week period ending January 31, 2004 through and including the fiscal year ending February 3, 2007.

     In accordance with generally accepted accounting principles, all amounts outstanding under the Credit Facility at February 2, 2002 ($140.4 million) were classified as Current Maturities of long-term debt since the Company was not in compliance with the terms of the Credit Facility on such date as a result of the accounting misstatements in the Company's Penny Curtiss bakery manufacturing subsidiary.

     Pursuant to the October Bank Amendment, the lenders under the Credit Facility also permanently waived any defaults or events of default arising from the accounting misstatements associated with the Company's Penny Curtiss bakery manufacturing subsidiary and the restatement of the Company's financial statements (see Note 1).

     Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility is scheduled to mature on June 30, 2005. As of November 2, 2002, there were approximately $71.1 million of borrowings and $35.0 million of letters of credit outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $86 million as of November 2, 2002.

     The Term Loan is scheduled to mature on June 30, 2006. Amounts of the Term Loan (as of February 2, 2002) scheduled to mature in each fiscal year are outlined in the following table:

          Fiscal Year Ending                   Amount Maturing
          ------------------                   ----------------
                                           (In thousands of dollars)
          February 1, 2003                       $     6,750
          January 31, 2004                             9,750
          January 29, 2005                            12,750
          January 28, 2006                             7,750
          February 3, 2007                            71,250
                                                 -----------

                                                 $   108,250
                                                 ===========

NOTE 5 - STOCKHOLDERS' EQUITY

     Comprehensive loss for 13-week and 39-week periods ended November 2, 2002 and the 13-week and 39-week periods ended November 3, 2001 consists of net loss, the effects of accounting for hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and unrealized gains or losses on marketable securities. Total comprehensive loss for the 13-week and 39-week periods ended November 2, 2002 was $5.8 million and $3.3 million, respectively. Total comprehensive loss for the 13-week and 39-week periods ended November 3, 2001 was $28.2 million and $81.1 million, respectively. Capital in excess of par value includes the accumulated increase to compensation expense related to certain stock options subject to variable accounting of $0.2 million and $0.4 million as of November 2, 2002 and February 2, 2002, respectively. During the 13-week and 39-week periods ended November 2, 2002 the Company recorded decreases to compensation expense related to such stock options subject to variable accounting of $0.8 million and $0.2 million, respectively.

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

NOTE 6 - SUPPLEMENTAL FINANCIAL INFORMATION

                                                                        RESTATED
                                              13 WEEKS                  13 WEEKS
                                               ENDED                     ENDED
                                            NOVEMBER 2,               NOVEMBER 3,
                                               2002                      2001
                                            -----------               -----------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
EBITDA(1)                                   $    10,789               $    21,431

Adjusted EBITDA(2)                               12,829                    23,799

Cash interest expense                             8,514                     8,667

Adjusted net (loss) income(3)                    (4,473)                    1,885

Adjusted (loss) earnings per share
  (Basic and Diluted)(4)                    $     (0.22)              $      0.09

                                                                        RESTATED
                                              39 WEEKS                  39 WEEKS
                                               ENDED                     ENDED
                                            NOVEMBER 2,               NOVEMBER 3,
                                               2002                      2001
                                            -----------               -----------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
EBITDA(1)                                   $    56,313               $    70,085

Adjusted EBITDA(2)                               58,353                    72,453

Cash interest expense                            25,233                    26,801

Adjusted net (loss) income(3)                    (1,301)                    6,066

Adjusted (loss) earnings per share
  (Basic and Diluted)(4)                    $     (0.06)              $      0.30

----------
See notes below

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

(2) Adjusted EBITDA for the 13-week and 39-week periods ended November 2, 2002 is EBITDA excluding $2.0 million of costs incurred in connection with the investigation of the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary, the restatement of the Company's financial results and a review of its internal controls and procedures. Adjusted EBITDA for the 13-week and 39-week periods ended November 3, 2001 is EBITDA excluding loyalty card startup costs of $2.4 million.

(3) Adjusted net loss for the 13-week and 39-week periods ended November 2, 2002 is net loss excluding $1.2 million (after tax) of costs incurred in connection with the investigation of the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary, the restatement of the Company's financial results and a review of its internal controls and procedures. Adjusted net income for the 13-week period ended November 3, 2001 is net loss excluding loyalty card startup costs of $1.4 million (after tax) and amortization of excess reorganization value of $27.5 million. Adjusted net income for the 39-week period ended November 3, 2001 is net loss excluding loyalty card startup costs of $1.4 million (after tax) and amortization of excess reorganization value of $82.4 million.

(4) The calculation of Basic adjusted loss per share utilized 20,064,264 and 20,061,978 shares for the 13-week and 39-week periods ended November 2, 2002, respectively. The calculation of Basic adjusted earnings per share utilized 20,056,264 and 20,055,298 shares for the 13-week and 39-week periods ended November 3, 2001, respectively. The calculation of Diluted adjusted loss per share for the 13-week and 39-week periods ended November 2, 2002 excludes the effect of incremental common stock equivalents aggregating 196,111 and 293,257 shares, since they would have been antidilutive given the net loss for these periods. The calculation of Diluted adjusted earnings per share utilized 20,085,075 and 20,089,451 shares for the 13-week and 39-week periods ended November 3, 2001, respectively.

NOTE 7 - AMORTIZATION OF EXCESS REORGANIZATION VALUE AND GOODWILL

     Penn Traffic's adoption of SFAS 142 eliminates the amortization of excess reorganization value and goodwill beginning in First Quarter Fiscal 2003. The following table presents a comparison of the reported net loss for the 13-week and 39-week periods ended November 2, 2002 to the reported net loss for the 13-week and 39-week periods ended November 3, 2001 adjusted to exclude the amortization of excess reorganization value and goodwill ("Pro forma net income"):

                                                       PRO FORMA                     PRO FORMA
                                                        RESTATED                      RESTATED
                                         13 WEEKS       13 WEEKS       39 WEEKS       39 WEEKS
                                          ENDED          ENDED          ENDED          ENDED
                                       NOVEMBER 2,    NOVEMBER 3,    NOVEMBER 2,    NOVEMBER 3,
                                          2002           2001           2002           2001
                                       -----------    -----------    -----------    -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net loss                      $    (5,676)   $   (26,964)   $    (2,504)   $   (77,687)
  Amortization of excess
   reorganization value                                    27,452                        82,356
  Goodwill amortization, net of tax                            35                           105
                                       -----------    -----------    -----------    -----------
   Pro forma net (loss) income         $    (5,676)   $       523    $    (2,504)   $     4,774
                                       ===========    ===========    ===========    ===========

Basic earnings per share:
  Reported net loss                    $     (0.28)   $     (1.34)   $     (0.12)   $     (3.87)
  Amortization of excess
   reorganization value                                      1.37                          4.11
  Goodwill amortization, net of tax
                                       -----------    -----------    -----------    -----------
   Pro forma basic (loss)
   earnings per share                  $     (0.28)   $      0.03    $     (0.12)   $      0.24
                                       ===========    ===========    ===========    ===========

Diluted earnings per share:
  Reported net loss                    $     (0.28)   $     (1.34)   $     (0.12)   $     (3.87)
  Amortization of excess
   reorganization value                                      1.37                          4.10
  Goodwill amortization, net of tax
                                       -----------    -----------    -----------    -----------
   Pro forma diluted (loss)
   earnings per share                  $     (0.28)   $      0.03    $     (0.12)   $      0.23
                                       ===========    ===========    ===========    ===========

NOTE 8 - SEGMENT INFORMATION

     The table below presents Revenues and EBITDA by reportable segment:

                                                       WHOLESALE
                                          RETAIL         FOOD
                                           FOOD      DISTRIBUTION      TOTAL
                                        -----------  ------------   -----------
                                                    (IN THOUSANDS)
13-WEEK PERIOD ENDED NOVEMBER 2, 2002
  Revenues                              $   509,406  $     66,346   $   575,572
  EBITDA                                     22,088         4,342        26,430

RESTATED
13-WEEK PERIOD ENDED NOVEMBER 3, 2001
  Revenues                              $   524,021  $     70,229   $   594,250
  EBITDA                                     32,183         4,225        36,408

39-WEEK PERIOD ENDED NOVEMBER 2, 2002
  Revenues                              $ 1,541,150  $    199,236   $ 1,740,386
  EBITDA                                     86,601        13,233        99,834

RESTATED
39-WEEK PERIOD ENDED NOVEMBER 3, 2001
  Revenues                              $ 1,570,626  $    205,930   $ 1,776,556
  EBITDA                                    102,114        12,876       114,990

     The table below reconciles (a) Total segment revenues to Consolidated revenues and (b) Total EBITDA for reportable segments to Loss before income taxes:

                                                               RESTATED
                                                  13 WEEKS     13 WEEKS
                                                   ENDED        ENDED
                                                NOVEMBER 2,  NOVEMBER 3,
                                                    2002        2001
                                                -----------  -----------
                                                      (IN THOUSANDS)
REVENUES:
  Total segment revenues                        $   575,752  $   594,250
  Other revenues                                      4,307        4,381
                                                -----------  -----------

   Consolidated revenues                        $   580,059  $   598,631
                                                ===========  ===========

EBITDA(1):
  Total EBITDA for reportable segments          $    26,430  $    36,408
  Unallocated expenses/income                       (15,641)     (14,977)
  Depreciation and amortization                     (10,619)     (10,443)
  Amortization of excess reorganization value                    (27,452)
  LIFO provision                                       (375)        (625)
  Interest expense                                   (8,820)      (8,886)
                                                -----------  -----------

   Loss before income taxes                     $    (9,025) $   (25,975)
                                                ===========  ===========

                                                               RESTATED
                                                  39 WEEKS     39 WEEKS
                                                   ENDED        ENDED
                                                NOVEMBER 2,  NOVEMBER 3,
                                                    2002        2001
                                                -----------  -----------
                                                      (IN THOUSANDS)
REVENUES:
  Total segment revenues                        $ 1,740,386  $ 1,776,556
  Other revenues                                     13,829       12,243
                                                -----------  -----------

   Consolidated revenues                        $ 1,754,215  $ 1,788,799
                                                ===========  ===========

EBITDA(1):
  Total EBITDA for reportable segments          $    99,834  $   114,990
  Unallocated expenses/income                       (43,521)     (44,905)
  Depreciation and amortization                     (31,695)     (31,429)
  Amortization of excess reorganization value                    (82,356)
  LIFO provision                                     (1,250)      (1,875)
  Interest expense                                  (26,039)     (27,459)
                                                -----------  -----------

   Loss before income taxes                     $    (2,671) $   (73,034)
                                                ===========  ===========

----------
See notes below

(1) EBITDA is earnings before interest, taxes, depreciation, amortization, amortization of excess reorganization value and LIFO provision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to the Company's previously reported Consolidated Financial Statements for the 13-week period ended May 4, 2002, the fiscal years ended February 2, 2002 and February 3, 2001, the 31-week period ended January 29, 2000 and the 21-week period ended June 26, 1999 (see "--Liquidity and Capital Resources" below). The Company restated its financial results for these periods after discovering in August 2002 that an employee of its Penny Curtiss bakery manufacturing subsidiary had made false accounting entries, which primarily involved the overstatement of inventory. The aggregate effect of the restatement was to reduce net income over this three and one-quarter year period by $7.3 million. In addition, the restatement reduced operating income for the 21-week period ended June 26, 1999 by $1.1 million; this amount was offset in the Company's Consolidated Statement of Operations by an adjustment associated with the Company's adoption of fresh-start reporting in 1999.

     The effect of the correction of the misstatements for the 13-week and 39-week periods ended November 3, 2001 was to increase the previously reported net loss by $0.6 million and $2.1 million and net loss per share - diluted by $0.03 and $0.11, respectively. The financial statement line items which were restated are Revenues, Cost of sales, Selling and administrative expenses, Amortization of excess reorganization value, Provision for income taxes, Inventories, Prepaid expenses and other current assets, Excess reorganization value, Trade accounts and drafts payable, Taxes payable and deferred taxes and Retained deficit.

     Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Without limiting the foregoing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among other things, the success or failure of the Company in implementing its current business and operational strategies; general economic and business conditions; competition, including increased capital investment and promotional activity by the Company's competitors; availability, location and terms of sites for store development; the successful implementation of the Company's capital expenditure program (including store remodeling and investments in the Company's technology infrastructure including point-of-sale systems); labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to Company sponsored pension plans; the impact of the Company's loyalty card program; availability and terms of and access to capital; the Company's liquidity and other financial considerations; the ability of the Company to satisfy the financial and other covenants contained in its debt instruments; the ability of the Company to repurchase its common stock in open market purchases and the prices at which it repurchases its common stock; restrictions on the Company's ability to repurchase its shares under its debt instruments; the outcome of internal and external investigations into the previously mentioned false accounting entries and the costs of such investigation; and the outcome of pending or yet-to-be instituted legal proceedings. Penn Traffic cautions that the foregoing list of important factors is not exhaustive.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ("THIRD QUARTER FISCAL 2003") AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 COMPARED TO THIRTEEN WEEKS ("THIRD QUARTER FISCAL 2002") AND THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001.

     The following table set forth Consolidated Statement of Operations components expressed as percentages of revenues for Third Quarter Fiscal 2003 and Third Quarter Fiscal 2002 and for the 39-week periods ended November 2, 2002 and November 3, 2001, respectively:

                                     Third Quarter Ended           Thirty-nine Weeks Ended
                                                  RESTATED                        RESTATED
                                 NOVEMBER 2,     NOVEMBER 3,     NOVEMBER 2,     NOVEMBER 3,
                                    2002            2001            2002            2001
                                 -----------     -----------     -----------     -----------
Revenues                               100.0%          100.0%          100.0%          100.0%

Gross profit(1)                         26.1            26.8            26.8            26.8

Adjusted gross profit(2)                26.1            26.9            26.8            26.8

Selling and administrative
 Expenses                               26.1            25.1            25.5            24.7

Adjusted selling and
 administrative expenses(3)             25.8            24.7            25.4            24.6

Amortization of excess
 reorganization value                                    4.6                             4.6

Operating income (loss)                  0.0            (2.9)            1.3            (2.5)

Adjusted operating income(4)             0.3             2.1             1.4             2.2

Interest expense                         1.5             1.5             1.5             1.5

Net loss                                (1.0)           (4.5)           (0.1)           (4.3)

Adjusted net (loss) income(5)           (0.8)            0.3            (0.1)            0.3

----------
See notes below

(1)  Revenues less cost of sales.

(2) Gross profit for Third Quarter Fiscal 2003 and the 39-week period ended November 2, 2002. Adjusted gross profit for Third Quarter Fiscal 2002 and the 39-week period ended November 3, 2001 is gross profit excluding loyalty card startup costs of $0.4 million.

(3) Adjusted selling and administrative expenses for Third Quarter Fiscal 2003 and the 39-week period ended November 2, 2002 is selling and administrative expenses excluding $2.0 million of costs incurred in connection with the investigation of the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary, the restatement of the Company's financial results and a review of its internal controls and procedures. Adjusted selling and administrative expenses for Third Quarter Fiscal 2002 and the 39-week period ended November 3, 2001 is selling and administrative expenses excluding loyalty card startup costs of $2.0 million.

(4) Adjusted operating income for Third Quarter Fiscal 2003 and the 39-week period ended November 2, 2002 is operating loss and operating income, respectively, excluding $2.0 million of costs incurred in connection with the investigation of the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary, the restatement of the Company's financial results and a review of its internal controls and procedures. Adjusted operating income for Third Quarter Fiscal 2002 is operating loss excluding loyalty card startup costs of $2.4 million and amortization of excess reorganization value of $27.5 million. Adjusted operating income for the 39-week period ended November 3, 2001 is operating loss excluding loyalty card startup costs of $2.4 million and amortization of excess reorganization value of $82.4 million.

(5) Adjusted net loss for Third Quarter Fiscal 2003 and the 39-week period ended November 2, 2002 is net loss excluding $1.2 million (after tax) of costs incurred in connection with the investigation of the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary, the restatement of the Company's financial results and a review of its internal controls and procedures. Adjusted net income for Third Quarter Fiscal 2002 is net loss excluding loyalty card startup costs of $1.4 million (after tax) and amortization of excess reorganization value of $27.5 million. Adjusted net income for the 39-week period ended November 3, 2001 is net loss excluding loyalty card startup costs of $1.4 million (after tax) and amortization of excess reorganization value of $82.4 million.

REVENUES

     Total revenues for Third Quarter Fiscal 2003 were $580.1 million, a decrease of 3.1% from $598.6 million in Third Quarter Fiscal 2002. Total revenues for the 39-week period ended November 2, 2002 were $1.754 billion, a decrease of 1.9% from $1.789 billion for the 39-week period ended November 3, 2001. The decrease in revenues in Third Quarter Fiscal 2003 and the 39-week period ended November 2, 2002 is primarily attributable to (1) the reduction in the number of stores the Company operated in Third Quarter Fiscal 2003 and the 39-week period ended November 2, 2002 as compared to the prior year, (2) a decrease in same store sales and (3) a decline in wholesale food distribution revenues.

     Same store sales for Third Quarter Fiscal 2003 decreased 2.4% from the comparable prior year period. Same store sales for the 39-week period ended November 2, 2002 decreased 1.0% from the comparable prior year period. The Company believes that the decrease in same store sales was due to the challenging economic and competitive environment and a lack of food inflation.

     Wholesale food distribution revenues were $66.3 million in Third Quarter Fiscal 2003 compared to $70.2 million in Third Quarter Fiscal 2002. Wholesale food distribution revenues were $199.2 million for the 39-week period ended November 2, 2002 compared to $205.9 million for the 39-week period ended November 3, 2001. The decrease in wholesale food distribution revenues in Third Quarter Fiscal 2003 and the 39-week period ended November 2, 2002 is primarily a result of a reduction in the average number of customers.

GROSS PROFIT

     Gross profit for Third Quarter Fiscal 2003 was 26.1% of revenues compared to 26.8% of revenues in Third Quarter Fiscal 2002. Adjusted gross profit for Third Quarter Fiscal 2003 was 26.1% of revenues compared to 26.9% of revenues in Third Quarter Fiscal 2002. The decrease in gross profit and adjusted gross profit as a percentage of revenues in Third Quarter Fiscal 2003 is primarily due to increased promotional spending and reduced retail prices designed to maintain or improve sales in a challenging economic and competitive environment (as discussed in greater detail under "Liquidity and Capital Resources" below).

     Gross profit and adjusted gross profit for the 39-week period ended November 2, 2002 and the 39-week period ended November 3, 2001 were 26.8% of revenues. Gross profit for the 39-week period ended November 2, 2002 was impacted by increased promotional spending and reduced retail prices designed to maintain or improve sales in a challenging economic and competitive environment. This factor reducing gross profits in the 39-week period ended November 2, 2002 was offset by the Company's ability to more effectively promote its offerings with its new loyalty card, a reduction in inventory shrink expense and a decrease in the LIFO provision.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for Third Quarter Fiscal 2003 were 26.1% of revenues compared to 25.1% of revenues in Third Quarter Fiscal 2002. The increase in selling and administrative expenses as a percentage of revenues in Third Quarter Fiscal 2003 was primarily due to increases in health care, pension, utilities, insurance and certain fixed costs as a percentage of revenues during a period with little or no food inflation and decreases in revenues and same store sales. The costs associated with the investigation of the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary, the restatement of the Company's financial results and a review of its internal controls and procedures also contributed to the increase in selling and administrative expenses as a percentage of revenues. These factors increasing selling and administrative expenses were partially offset by the benefit of the Company's various cost reduction initiatives, a $0.8 million reduction of compensation expense associated with certain stock options subject to variable accounting and the fact that selling and administrative expenses in Third Quarter Fiscal 2002 included loyalty card start-up costs.

     Adjusted selling and administrative expenses for Third Quarter Fiscal 2003 were 25.8% of revenues compared to 24.7% of revenues in Third Quarter Fiscal 2002. The increase in adjusted selling and administrative expenses as a percentage of revenues in Third Quarter Fiscal 2003 was primarily due to increases in health care, pension, utilities, insurance and certain fixed costs as a percentage of revenues during a period of little or no food inflation and decreases in revenues and same store sales. These factors increasing selling and administrative expenses were partially offset by the benefit of the Company's various cost reduction initiatives and a $0.8 million reduction of compensation expense associated with certain stock options subject to variable accounting.

     Selling and administrative expenses for the 39-week period ended November 2, 2002 were 25.5% of revenues compared to 24.7% of revenues for the 39-week period ended November 3, 2001. The increase in selling and administrative expenses as a percentage of revenues for the 39-week period ended November 2, 2002 was primarily due to increases in wage, health care and pension costs as a percentage of revenues during a period with little or no food inflation and decreases in revenues and same store sales. The costs associated with the investigation of false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary, the restatement of the Company's financial results and a review of its internal controls and procedures also contributed to the increase in selling and administrative expenses as a percentage of revenues. These factors increasing selling and administrative expenses were partially offset by the benefit of the Company's various cost reduction initiatives and the fact that selling and administrative expenses in the 39-week period ended November 3, 2001 included loyalty card start-up costs.

     Adjusted selling and administrative expenses for the 39-week period ended November 2, 2002 were 25.4% of revenues compared to 24.6% of revenues for the 39-week period ended November 3, 2001. The increase in adjusted selling and administrative expenses for the 39-week period ended November 2, 2002 was primarily due to increases in wage, health care and pension costs as a percentage of revenues during a period of little or no food inflation and decreases in revenues and same store sales. These factors were partially offset by the benefit of the Company's various cost reduction initiatives.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense was $10.6 million or 1.8% of revenues in Third Quarter Fiscal 2003 compared to $10.4 million or 1.7% of revenues for Third Quarter Fiscal 2002. Depreciation and amortization expense was $31.7 million or 1.8% of revenues for the 39-week period ended November 2, 2002 compared to $31.4 million or 1.8% of revenues for the 39-week period ended November 3, 2001.

     Amortization of excess reorganization value for Third Quarter Fiscal 2002 and the 39-week period ended November 3, 2001 was $27.5 million and $82.4 million, respectively. The excess reorganization value asset, which was established in June 1999 in connection with the implementation of fresh-start reporting, was being amortized on a straight-line basis over a three-year period. Beginning in the 13-week period ended May 4, 2002, the Company is no longer amortizing the excess reorganization value asset in accordance with SFAS 142 (see "--Impact of New Accounting Standards" below).

OPERATING (LOSS) INCOME; ADJUSTED OPERATING INCOME

     Operating loss for Third Quarter Fiscal 2003 was $0.2 million or 0.0% of revenues compared to an operating loss of $17.1 million or 2.9% of revenues in Third Quarter Fiscal 2002. The decrease in the operating loss for Third Quarter Fiscal 2003 was due to the fact that the Company is no longer amortizing the excess reorganization value asset partially offset by a decrease in gross profit as a percentage of revenues and an increase in selling and administrative expenses as a percentage of revenues.

     Adjusted operating income for Third Quarter Fiscal 2003 was $1.8 million or 0.3% of revenues compared to $12.7 million or 2.1% of revenues in Third Quarter Fiscal 2002. The decrease in adjusted operating income as a percentage of revenues in Third Quarter Fiscal 2003 was due to a decrease in adjusted gross profit as a percentage of revenues and an increase in adjusted selling and administrative expenses as a percentage of revenues.

     Operating income for the 39-week period ended November 2, 2002 was $23.4 million or 1.3% of revenues compared to an operating loss of $45.6 million or 2.5% of revenues for the 39-week period ended November 3, 2001. The increase in operating income for the 39-week period ended November 2, 2002 was due to the fact that the Company is no longer amortizing the excess reorganization value asset partially offset by an increase in selling and administrative expenses as a percentage of revenues.

     Adjusted operating income for the 39-week period ended November 2, 2002 was $25.4 million or 1.4% of revenues compared to $39.1 million or 2.2% of revenues for the 39-week period ended November 3, 2001. The decrease in adjusted operating income as a percentage of revenues in the 39-week period ended November 2, 2002 was due to an increase in adjusted selling and administrative expenses as a percentage of revenues.

INTEREST EXPENSE

     Interest expense for Third Quarter Fiscal 2003 was $8.8 million compared to $8.9 million in Third Quarter Fiscal 2002. Interest expense for the 39-week period ended November 2, 2002 was $26.0 million compared to $27.5 million for the 39-week period ended November 3, 2001. The decrease in interest expense in Third Quarter Fiscal 2003 and the 39-week period ended November 2, 2002 was due to a decrease in the interest rate on the Company's variable rate debt from the prior year partially offset by the higher average debt level outstanding in such periods as compared to the prior year.

INCOME TAXES

     Income tax benefit was $3.3 million for Third Quarter Fiscal 2003 compared to an income tax provision of $1.0 million in Third Quarter Fiscal 2002. Adjusted income tax benefit was $2.5 million for Third Quarter Fiscal 2003 compared to an income tax provision of $2.0 million in Third Quarter Fiscal 2002. Income tax benefit for the 39-week period ended November 2, 2002 was $0.2 million compared to an income tax provision of $4.7 million for the 39-week period ended November 3, 2001. Adjusted income tax provision for the 39-week period ended November 2, 2002 was $0.7 million compared to $5.6 million for the 39-week period ended November 3, 2001. The income tax (benefit) provisions for the Third Quarter Fiscal 2003 and Third Quarter Fiscal 2002 and the 39-week periods ended November 2, 2002 and November 3, 2001 are not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes.

NET LOSS; ADJUSTED NET (LOSS) INCOME

     Net loss for Third Quarter Fiscal 2003 was $5.7 million compared to a net loss of $27.0 million for Third Quarter Fiscal 2002. Adjusted net loss for Third Quarter Fiscal 2003 was $4.5 million compared to adjusted net income of $1.9 million in Third Quarter Fiscal 2002.

     Net loss for the 39-week period ended November 2, 2002 was $2.5 million compared to a net loss of $77.7 million for the 39-week period ended November 3, 2001. Adjusted net loss for the 39-week period ended November 2, 2002 was $1.3 million compared to adjusted net income of $6.1 million for the 39-week period ended November 3, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's debt (excluding capital leases) consists primarily of $100 million of 11% Senior Notes due June 29, 2009 (the "Senior Notes") and amounts outstanding under a $320 million secured credit facility that consists of a term loan and a revolving credit facility (the "Credit Facility") as shown below:

                                                   NOVEMBER 2,    FEBRUARY 2,
                                                      2002           2002
                                                   -----------    -----------
                                                         (IN THOUSANDS)
Secured Term Loan                                  $   103,500    $   108,250
Secured Revolving Credit Facility                       71,100         32,100
Other Secured Debt                                      12,118         12,362
11% Senior Notes due June 29, 2009                     100,000        100,000
                                                   -----------    -----------

Total Debt                                         $   286,718    $   252,712
Less: Current maturities of long-term debt              (9,523)      (140,666)
                                                   -----------    -----------

Total Long-Term Debt                               $   277,195    $   112,046
                                                   ===========    ===========

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

     In connection with an amendment to the Credit Facility entered into with the lenders on October 31, 2002 (the "October Bank Amendment"), the required levels for the Consolidated EBITDA, interest coverage, fixed charge coverage and funded debt ratio covenants were amended to make them less restrictive on the Company. The Company believes that the level of results of operations the Company achieved during Third Quarter Fiscal 2003 augmented by the expected increase in profitability the Company has historically achieved in the fourth quarter associated with higher holiday sales should generate operating results that enable the Company to be in compliance with all of its financial covenants in the fourth quarter of Fiscal 2003 (the 13-week period ending February 1, 2003). Although the Company will be required to improve its operating results from its results of operations in Third Quarter Fiscal 2003 in order to ensure that the Company remains in compliance with these amended covenants during the fiscal year ending January 31, 2004 ("Fiscal 2004"), the Company believes that it will remain in compliance with these financial covenants throughout Fiscal 2004. There can be no assurance however that the Company will generate operating results in the fourth quarter of Fiscal 2003 that will enable it to remain in compliance with those financial covenants or that the Company's results of operations will improve during Fiscal 2004 from its results of operations in Third Quarter Fiscal 2003 so that the Company remains in compliance with its financial covenants throughout Fiscal 2004. As a result the Company may be required to seek further covenant modifications from the lenders under the Credit Facility.

     The Company paid the lenders an amendment fee for entering into the October Bank Amendment and also agreed to certain increases in the applicable interest rates and commitment fees payable to the lenders under the Credit Facility. The October Bank Amendment also further restricted the Company's ability to make capital expenditures during each of the fiscal years commencing with the first quarter of Fiscal 2004 through and including the fiscal year ending February 3, 2007. As described below, these new restrictions will place more significant limitations on the Company's ability to make investments in its store base and other operating infrastructure which could have a material adverse effect on its results of operations in the future.

     Availability under the Revolving Credit Facility is calculated based on a specified percentage of eligible inventory and accounts receivable of the Company. The Revolving Credit Facility is scheduled to mature on June 30, 2005. As of November 2, 2002, there were approximately $71.1 million of borrowings and $35.0 million of letters of credit outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $86 million as of November 2, 2002.

     The Term Loan is scheduled to mature on June 30, 2006. Amounts of the Term Loan (as of February 2, 2002) scheduled to mature in each fiscal year are outlined in the following table :

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

     Pursuant to the October Bank Amendment, the lenders under the Credit Facility permanently waived any defaults or events of default arising from the making of these false accounting entries and the restatement of the Company's financial statements during the periods in question. The Company is cooperating with all appropriate regulators with respect to the false accounting entries. The Company incurred approximately $2.0 million of costs in Third Quarter Fiscal 2003 in connection with the investigation of the false accounting entries, the restatement of its financial results and a review of its internal controls and procedures. The Company anticipates incurring additional costs relating to these matters during the remainder of Fiscal 2003.

     The indenture for the Senior Notes contains certain negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness, permit additional liens and make certain restricted payments.

     The Company's Senior Notes are rated B3 by Moody's Investor Service and B- (with a negative outlook) by Standard and Poor's Ratings Group as of December 16, 2002. Future rating changes could affect the availability and cost of financing to the Company.

     Cash flows used to meet the Company's operating requirements during the 39-week period ended November 2, 2002 are reported in the Consolidated Statement of Cash Flows. During the 39-week period ended November 2, 2002, the Company's net cash used in investing activities was $49.9 million. This amount was financed by net cash provided by operating activities of $21.5 million, net cash provided by financing activities of $26.4 million and the Company had a decrease in cash and cash equivalents of $2.0 million.

     During the 39-week period ended November 2, 2002, the Company's internally generated funds from operations and amounts available under the Revolving Credit Facility provided sufficient liquidity to meet the Company's operating, capital expenditure and debt service needs. For the next year, the Company expects to utilize internally generated funds from operations, amounts available under the Revolving Credit Facility and new mortgages, capital leases and/or sale/leasebacks to satisfy its operating, capital expenditure and debt service needs and to fund any repurchase of shares of its common stock under its stock repurchase program. Certain external factors, however, such as unfavorable economic conditions, competition and increases in wage and benefit costs, could have a significant impact on cash generated from operations. In addition, the Company's ability to obtain new mortgages, capital leases and/or sale/leasebacks in order to fund a portion of its capital expenditure program is, in part, dependent upon the Company's financial performance and overall conditions in the capital markets.

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

     In the 52-week period ending February 1, 2003 ("Fiscal 2003"), the Company has generally encountered an increase in competitive price and promotional activity. This has resulted from, among other factors, the sluggish sales environment in the supermarket industry, which the Company believes has been caused by the current weaker economic conditions and an increase in the penetration of the retail food industry by alternative channels of trade such as supercenters. In addition, in Fiscal 2003, a greater number of competitive new stores (including a greater number of supercenters) have opened in the Company's markets than in recent years. In this environment, Penn Traffic has been investing additional amounts in promotions designed to preserve both its market share and the positive sales momentum the Company established in many of its markets as a result of its strategic initiatives. These factors have impacted and may continue to impact the Company's results of operations.

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

     Penn Traffic is incurring significant increases in employee benefit costs in Fiscal 2003 comprised of (1) increases in health care costs which the Company believes are, on a percentage basis, generally consistent with overall increasing costs in the health care industry and (2) an increase in pension expense that the Company is recording in Fiscal 2003 as a result of declining returns in the equity markets over the past two years. The Company also expects to incur significant increases in employee benefit costs in Fiscal 2004. Penn Traffic competes against some companies which do not provide the same levels of employee benefits as the Company does. It is not certain what portion of these cost increases Penn Traffic will be able to offset through its cost reduction programs, merchandising enhancements or market pricing adjustments.

     Penn Traffic currently sponsors five tax-qualified defined benefit pension plans (the "Plans"), primarily for its non-union employees, and also contributes to multi-employer pension funds which cover union employees under collective bargaining agreements. Due to the strong performance of the equity markets in the 1990's and the higher prevailing interest rates which were used to measure pension obligations, Penn Traffic recorded net pension income with respect to the Plans under Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," for the fiscal years ended February 2, 2002, February 3, 2001, the 31-week period ended January 29, 2000, the 21-week period ended June 26, 1999 and the fiscal year ended January 30, 1999. The Company expects to record pension income of approximately $0.5 million for these Plans in Fiscal 2003 compared to $2.4 million in fiscal year ended February 2, 2002 ("Fiscal 2002").

     As both the aggregate value of the equity markets and long-term interest rates have declined since early calendar year 2000, the Plans have gone from an overfunded position to an underfunded position. This change resulted in an after-tax charge to equity of approximately $20 million at the end of Fiscal 2002. Based on current information, the Company believes that it will need to record an additional after-tax charge to equity at the end of Fiscal 2003 of between $30 million and $40 million.

     During Fiscal 2002, Penn Traffic began making contributions to the Plans at higher levels than the current minimum requirements of ERISA. Contributions to the Plans totaled $5.6 million in Fiscal 2002 compared to $2.3 million and $0.9 million in the preceding two years. In addition, Penn Traffic contributed an aggregate of $5.8 million to the Plans in the 39-week period ended November 2, 2002. The Company believes that it is likely that the Company's future annual contributions to the Plans will be greater than contributions made in Fiscal 2002 or to date in Fiscal 2003. Such higher contributions would have an impact on the Company's cash provided from operations, which, in turn, could impact the level of the Company's future capital investment.

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

     During Fiscal 2003, Penn Traffic expects to invest approximately $60 million in capital expenditures (including capital leases). Capital expenditures will be principally for new stores, store remodels and investments in the Company's distribution system and technology infrastructure (including new point-of-sale systems in a number of the Company's stores). The Company expects to finance such expenditures through cash generated from operations and amounts available under the Revolving Credit Facility. As noted above, the Company will be required to significantly reduce its capital expenditure program during Fiscal 2004 and the foreseeable future because of the new restrictions under its Credit Facility. The Company currently believes that it will invest $25-35 million during Fiscal 2004 in its store base and other infrastructure.

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

     During the 13-week and 39-week periods ended November 2, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships. Penn Traffic does not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or its related parties other than what is disclosed in Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended February 2, 2002.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") which addresses accounting for restructuring and similar costs, including store closures. SFAS 146 replaces previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," ("Issue 94-3"). Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability incurred. SFAS 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future store closures and restructuring costs, if any, as well as the amounts recognized. The Company adopted the provisions of SFAS 146 during the Third Quarter Fiscal 2003. Adoption of this standard did not have a material effect on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See information set forth above in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 to the Interim Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days prior to the filing date of this quarterly report on Form 10-Q (the "Evaluation date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

     In the fiscal quarter ended November 2, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, the Company's internal controls or other factors that could significantly affect these controls. Penn Traffic periodically reviews its internal controls for effectiveness and plans to conduct an evaluation of its disclosure controls and procedures each quarter. In addition, the Company's Audit Committee had made certain recommendations with respect to the Company's internal controls as a result of its investigation of the false accounting entries at the Company's Penny Curtiss bakery manufacturing subsidiary and the resulting investigation by independent legal counsel and KPMG LLP. The Company began implementing these recommendations during the current fiscal quarter.

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

  10.8E Amendment No. 4. to the Revolving Credit and Term Loan Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the lenders party there to (incorporated by reference to Exhibit 99.1 to Form 8-K filed on October 31, 2002).

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

  4. Form 8-K dated October 23, 2002 was filed pursuant to Item 5 and Item 7 on October 23, 2002 attaching a press release announcing the election of three new board members to fill vacancies created by the retirement of three former board members.

  5. Form 8-K dated October 31, 2002 was filed pursuant to Item 5 and Item 7 on October 31, 2002 reporting on and including an amendment to the Company's Bank Credit Facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE PENN TRAFFIC COMPANY

          December 17, 2002           /s/- Joseph V. Fisher
                                     ------------------------------------
                                      By:  Joseph V. Fisher
                                           President and Chief Executive Officer


          December 17, 2002           /s/- Martin A. Fox
                                     ------------------------------------
                                      By:  Martin A. Fox
                                           Executive Vice President and
                                           Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002


/s/ Joseph V. Fisher
--------------------
Joseph V. Fisher
President and Chief
Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002


/s/ Martin A. Fox
-----------------
Martin A. Fox
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.                         Description
-----------                         -----------
  10.8D Waiver and Forbearance Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the lenders party thereto (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 30, 2002).

  10.8E Amendment No. 4. to the Revolving Credit and Term Loan Agreement by and among Penn Traffic, certain of its subsidiaries, Fleet Capital Corporation and the lenders party there to (incorporated by reference to Exhibit 99.1 to Form 8-K filed on October 31, 2002).

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.