Form 10-K
period 2006-01-28
PENN TRAFFIC CO
filed 2007-08-17
CIK 77155

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 28, 2006
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from____________ to _____________

                         Commission file number: 0-8858

                            THE PENN TRAFFIC COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                          25-0716800
           (State of incorporation)       (IRS Employer Identification No.)

 1200 STATE FAIR BLVD., SYRACUSE, NEW YORK 13221-4737          (315) 453-7284
       (Address of principal executive offices)              (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.01 par value

Indicate by check mark if the registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.  YES [_]    NO [X]

Indicate  by check  mark if the  registrant  is not  required  to file  reports
pursuant to, Section 13 or 15 (d) of the Act.  YES [_]    NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES [_]    NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicated by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act). YES [_]    NO [X]

The  aggregate  market  value  of  the   registrant's   voting  stock  held  by
nonaffiliates of the registrant was approximately $0 as of July 30, 2005, the last business day of the registrant's most recently completed second quarter.

COMMON STOCK, PAR VALUE $.01 PER SHARE: 8,297,697 SHARES OUTSTANDING AS OF AUGUST 9, 2007

===============================================================================

                                 FORM 10-K INDEX

                                                                            PAGE
--------------------------------------------------------------------------------
PART I.
--------------------------------------------------------------------------------

Item      1.    Business                                                      4

Item     1A.    Risk Factors                                                 14

Item      2.    Properties                                                   23

Item      3.    Legal Proceedings                                            23

Item      4.    Submission of Matters to a Vote of Security Holders          23

--------------------------------------------------------------------------------
PART II.
--------------------------------------------------------------------------------

Item      5.    Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of
                Equity Securities                                            24

Item      6.    Selected Financial Data                                      25

Item      7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          30

Item     7A.    Quantitative and Qualitative Disclosures About
                Market Risk                                                  45

Item      8.    Financial Statements and Supplementary Data                  45

Item      9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                       74

Item     9A.    Controls and Procedures                                      75

Item     9B.    Other Information                                            75

--------------------------------------------------------------------------------
PART III.
--------------------------------------------------------------------------------

Item     10.    Directors and Executive Officers of Registrant               76

Item     11.    Executive Compensation                                       84

Item     12.    Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                   91

Item     13.    Certain Relationships and Related Transactions               93

Item     14.    Principal Accounting Fees and Services                       93

--------------------------------------------------------------------------------
PART IV.
--------------------------------------------------------------------------------

Item     15.    Exhibits, and Financial Statement Schedules                  94

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-K, including without limitation, statements included in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not statements of historical fact, are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions. These forward-looking statements include statements relating to our anticipated financial performance and business prospects. Statements proceeded by, followed by or that include words such as "believe," "anticipate," "estimate," "expect," "could," and other similar expressions are to be considered such forward-looking statements. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: our ability to improve operating performance and effectuate business plans; our ability to operate pursuant to the terms of our credit facilities and to comply with the terms of our lending agreements or to amend or modify the terms of such agreements as may be needed from time to time; our ability to generate cash; our ability to attract and maintain adequate capital; our ability to refinance our indebtedness; increases in prevailing interest rates; our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; general economic and business conditions; competition, including increased capital investment and promotional activity by our competitors; availability, location and terms of sites for store development; the successful implementation of our capital expenditure program; labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to our sponsored pension plans; the result of our pursuit of strategic alternatives; economic and competitive uncertainties; our ability to pursue strategic alternatives; economic and competitive uncertainties; changes in strategies; changes in generally accepted accounting principles; adverse changes in economic and political climates around the world, including terrorist activities and international hostilities; and the outcome of pending, or the commencement of any new, legal proceedings against, or governmental
investigations  of  us,  including  the  previously   announced  SEC  and  U.S.
Attorney's Office investigations. We caution that the foregoing list of important factors is not exhaustive. Accordingly, there can be no assurance that we will meet future results, performance or achievements expressed or implied by such forward-looking statements, which are generally required to be publicly revised as circumstances change, and which we do not intend to update.


EXPLANATORY NOTE

This Annual Report on Form 10-K is for the fiscal year ended January 28, 2006 and, except as expressly indicated otherwise, information in this report speaks as of such date. This report does not include all of the audited financial information required to be included in a Form 10-K under applicable SEC rules. This report includes audited financial information for the 41-week period ended January 28, 2006 and unaudited financial information for the 11-week period ended April 15, 2005 and the fiscal years ended January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002, as well as management's discussion of our results of operations since 2004. This report does not include, and we have not otherwise filed or furnished to the SEC, audited financial information for the fiscal years ended January 29, 2005 and January 28, 2006. As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.

PART I

ITEM 1.   BUSINESS

GENERAL

We are one of the leading food retailers in the eastern United States. We operate 110 supermarkets in Pennsylvania, upstate New York, Vermont and New Hampshire under the "Bi-Lo" (25 stores), "P&C" (59 stores) and "Quality" (26 stores) trade names. We also operate a wholesale food distribution business serving 79 independent supermarkets and 41 other independent wholesale accounts and Penny Curtiss Bakery, a Syracuse-based commercial bakery. We classify our businesses in two primary segments: (i) Retail Food Business and (ii) Wholesale Food Distribution Business. Our consolidated revenues for the 41-week period ended January 28, 2006, or the "fiscal period" ended January 28, 2006, were approximately $1.0 billion.

Our Retail Food Business currently operates in communities with diverse economies and demographics. The average revenue per store for the 41-week period ended January 28, 2006 was approximately $7.5 million. Our stores are generally clustered geographically within our marketing area to provide economies of scale in advertising, distribution and operations management.

Our supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh produce, delicatessen, bakery and frozen food products. The stores also offer nonfood products and services such as health and beauty care products, housewares, general merchandise, and in many cases, pharmacies, floral items and banking.

Our  supermarkets,   which  average   approximately  36,000  square  feet,  are
conveniently located and generally modern. We tailor the size and product assortment of each store to local demographics.

Our Wholesale Food Distribution Business supplies independently operated supermarkets with a wide variety of food and nonfood products from our distribution centers in New York and Pennsylvania. Customers of the wholesale food distribution business are primarily located in upstate New York and western Pennsylvania.

Revenues for our wholesale food distribution segment for the 41-week period ended January 28, 2006 were approximately $171.9 million, which represented 16.9% of our revenues for the period.

On May 30, 2003, The Penn Traffic Company and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On February 2, 2005, we filed the First Amended Joint Plan of Reorganization with the Bankruptcy Court. The Plan was confirmed on March 17, 2005 and became effective on April 13, 2005 (the "2005 Effective Date"). See "Reorganization" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Penn Traffic Company was incorporated in the State of Delaware on April 22, 1992. Our principal executive offices are at 1200 State Fair Boulevard, Syracuse, New York, 13221, telephone (315) 453-7284.

Our fiscal year ends each year on the Saturday closest to January 31. In addition, in connection with our emergence from Chapter 11 bankruptcy protection, on April 16, 2005 we commenced fresh-start financial reporting. As a result, fiscal year 2006 includes the 52-week period from January 30, 2005 to January 28, 2006 ("fiscal year 2006") and two fiscal period ends, the 41-week period from April 17, 2005 to January 28, 2006 ("period ended January 28, 2006") and the 11-week period from January 30, 2005 to April 16, 2005 ("period ended April 16, 2005").


BUSINESS STRATEGY

Over the past few years, the operating environment in the supermarket industry has become more competitive and challenging as a result of, among other factors, a slowing economy, lack of inflation on food prices and the increased penetration of the retail food industry by alternative channels of trade, such as Wal-mart supercenters and limited assortment stores. In addition, since 2002, a greater number of competitive new stores have opened in our markets than in prior years. To respond to the challenges of such an operating environment, we are committed to all components of our business strategy and are continuing to enhance or refine this strategy as actual results unfold.

In the fall of 2005, a strategy session was held to identify key strategic initiatives to guide us through fiscal year 2006 into fiscal year 2007 or the "period ended February 3, 2007". These initiatives interrelate with each other, such that improving on one will have a benefit on the others. The initiatives are as follows:

I.  INCREASE SAME STORE SALES AND CUSTOMER COUNT

We identified five key factors to increase same store sales and customer counts at our retail store level. They are:

1. Improve price perception

We undertook several actions to improve our price perception with our customers. They included:

   a. increasing and reintroducing our private label items, which increased availability of lower priced items that had not been traditionally offered in our stores;

   b. improving the front page of our advertising circular by reducing the number of items presented on the page while making the savings on the items greater for our customers. We also changed our circular distribution where appropriate;

   c. better monitoring of competitors' pricing to insure that we are in line with the competition;

   d. increasing our event marketing plan for each of our trade names by developing advertising and targeted marketing campaigns to increase customer volume,

   e. improving the in-store signage to make our customers aware of savings opportunities throughout our stores; and

   f. lowering our costs of goods by taking advantage of truck-load savings when available in order to pass the savings on to our customers.

2. Improve store conditions and execution

We enhanced our store conditions by improving our in-stock of products with more efficient ordering and in some cases, daily replenishment of product. We also developed a standard for all stores regarding facing the store perimeter and blocking of all aisles. With the implementation of this standard, our shelves are consistent and orderly. In addition, we changed the scheduling policy to insure that our store department managers' were accessible to meet our customers' needs.

3. Improve customer service

We listened to what the customer wanted via research and complaints. As a result, we increased efficiency at the checkout by improving the number of items scanned per minute and improving our scheduling to better meet our customers' needs. We followed up with an enhanced secret shopper program to point out areas that required special attention. We implemented a program having our store managers' walk through their stores to check the condition of the store "through the customers' eyes".

4. React to changing competitive environment

As competitors remodeled and added stores, some of our locations became stale. We took a hard look at the capital we had to spend on improvements and determined that our "Fresh" concept was the best way to combat the competition. "Fresh" concept stores offer an enhanced fresh foods selection, presentation, and breadth.

5. Increase community involvement

We looked at each of our marketing areas to determine our community involvement. We found that we were not as active in these communities as we would like to be. We implemented a plan in which one person at each store coordinates and plans community events. We also developed an improved community events budget to assist our stores in funding these events.


II.  ATTRACT, DEVELOP AND RETAIN THE BEST PEOPLE

In recent years we faced several uncertainties, including our bankruptcy filing in May 2003. Under these conditions we found it difficult to attract and retain qualified personnel. This caused us to fill positions and hire individuals who may not have been the correct person for the position. Since our emergence from bankruptcy we have refocused our hiring practices and have assigned a hiring manager for each location. These managers must approve all new hires and be accountable for the recruitment and hiring of their staff.

We have also improved our strategy to entice new hires. These strategies included advertising on local radio stations, participating in local job fairs and expanding our referral programs.

To retain our current staff and reduce turnover rates, we improved the working conditions of our facilities and stores.


III. EFFECTIVELY COMMUNICATE TO ASSOCIATES RESULTING IN DESIRABLE MORALE AND INCREASED MOTIVATION

While  we  were  in  bankruptcy,  we  did  not  adequately  communicate  to our associates at all levels of the company. This lack of communication led to employee uncertainty, which contributed to low productivity, high turnover, a lack of initiative and poor employee morale. We developed a detailed communication plan that includes a company newsletter, semi-annual town hall meetings and more information being disseminated to our associates through our e-mail system.

In addition the executive management team has undertaken a "flow down" technique whereby information from management's weekly meetings is provided down the chain to our employees. Also, regular conference calls are held with the operations staff to make sure they are all working towards the same goals and all members have the same information.

IV.  PROVIDE DIFFERENTIABLE SUPERIOR CUSTOMER SERVICE

We have identified the need to provide superior customer service to differentiate ourselves from our competitors. We have done this through better associate training, improved hiring practices, refocusing staff on the customer, and improved out of stock inventory.

Our training programs have been improved by keeping our training material up to date with the latest information, improving our new hire orientation process, developing a computer based training program and holding semi-annual training seminars. We have used customer feedback to improve processes and help individuals become more effective.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Our businesses are classified by our management into two primary industry segments: Retail Food Business and Wholesale Food Distribution Business (both described below). Financial information about our industry segments for the 41-week period ended January 28, 2006 is found in Note 13 to the Consolidated Financial Statements.


RETAIL FOOD BUSINESS

We are one of the leading supermarket retailers in our operating areas, which include Pennsylvania, upstate New York, Vermont and New Hampshire. We operate in communities with diverse economies and demographics.

Our stores are conveniently located in close proximity to our customers. Most of our stores are located in shopping centers. We believe that our store base is generally modern and provides a pleasant shopping experience for our customers.

Our supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh produce, delicatessen, bakery and frozen food products. Our stores also offer nonfood products and services such as health and beauty care products, housewares, general merchandise, and in many cases, pharmacies, floral items and banking services. In general, our larger stores carry broader selections of merchandise and feature a larger variety of service departments than our other stores.

Our  store  sizes and  formats  vary  widely,  depending  upon the  demographic conditions in each location. For example, "conventional" store formats are generally more appropriate in areas of low population density; larger populations are better served by full-service supermarkets of up to 78,000 square feet, which offer an increased variety of merchandise and expanded service departments such as bakeries, delicatessens, floral departments and fresh seafood departments.

WHOLESALE FOOD DISTRIBUTION BUSINESS

We supply 120 independently operated supermarkets and other independent accounts with a wide variety of food and nonfood products from our distribution centers in New York and Pennsylvania. These customers of our wholesale food distribution business are primarily located in upstate New York and western Pennsylvania.

As part of our wholesale food distribution business, we license on a royalty-free basis, the use of our "Riverside," "Bi-Lo" and "Big M" names to 79 of these independently owned supermarkets that are required to maintain certain quality and other standards. The majority of these independent stores use us as their primary wholesaler and also receive advertising, accounting, merchandising and retail counseling services from us. In addition, we receive rent from 24 of the licensed independent operators that sublease their supermarkets from us. We also act as a food distributor to 41 other independent accounts. In addition to contributing to our operating income, our wholesale food distribution business enables us to spread fixed and semi-fixed procurement and distribution costs over additional revenues.


OTHER

We own and operate Penny Curtiss, a bakery processing plant in Syracuse, New York. Penny Curtiss manufactures and distributes fresh and frozen bakery products to our stores and third parties, including customers of our wholesale food distribution business.

PURCHASING AND DISTRIBUTION

We are a large-volume purchaser of products. Our purchases are generally of sufficient volume to qualify for minimum price brackets for most items. We purchase brand name grocery merchandise directly from national manufacturers. We also purchase private label products, other food products and certain goods not for resale through TOPCO Associates, Inc., a national product purchasing cooperative comprising 63 regional supermarket chains and other food distributors. For the 11-week period ended April 16, 2005, the 41-week period ended January 28, 2006 and the fiscal years ended January 29, 2005 and January 31, 2004, purchases of goods for resale from TOPCO Associates, Inc. accounted for approximately 19%, 20%, 21% and 17%, respectively, of our total purchases of goods during those periods.

Our primary New York distribution facility is a leased 514,000 square foot dry grocery facility in Syracuse, New York. We also lease a 241,000 square foot distribution center for perishable products in Syracuse, and a 274,000 square foot distribution center for general merchandise and health and beauty care items in Jamestown, New York.

Our primary Pennsylvania distribution facility is a leased 390,000 square foot dry grocery facility in DuBois, Pennsylvania. We also lease a 195,000 square foot distribution center for perishable products in DuBois.

Approximately three-fourths of the merchandise offered in our retail stores is distributed from our warehouses by our fleet of tractors, refrigerated trailers and dry trailers. Merchandise not delivered from our warehouses is delivered directly to the stores by manufacturers, distributors, vendor drivers and sales representatives for such products as beverages, snack foods and bakery items.


COMPETITION

The food retailing business is highly competitive and may be affected by general economic conditions. The number of competitors and the degree of competition encountered by our supermarkets vary by location. We compete with several multi-regional, regional and local supermarket chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse clubs, discount drug store chains, discount general merchandise chains, "supercenters" (combination supermarket and general merchandise stores) and other retailers.

EMPLOYEES

Labor  costs and their  impact on  product  prices  are  important  competitive
factors  in  the  supermarket   industry.  As  of  January  28,  2006,  we  had
approximately 7,600 hourly employees and 700 salaried employees.

Approximately 84.5% of our hourly employees belong to the United Food and Commercial Workers Union. An additional 8.3% of our hourly employees (principally employed in our distribution function and in our bakery plant) belong to a total of four other unions. All salaried employees and 7.2% of the hourly employees do not belong to a union.


GOVERNMENT REGULATION

Our food and drug business requires us to hold various licenses and to register certain of our facilities with state and federal health, drug and alcoholic beverage regulatory agencies. By virtue of these licenses and registration requirements, we are obligated to observe certain rules and regulations. A violation of such rules and regulations could result in a suspension or revocation of these licenses or registrations, which could require us to close the affected stores until the violation is remedied. Most of our licenses require periodic renewals. We have experienced no material difficulties with respect to obtaining, retaining or renewing our licenses and registrations.


SEASONALITY, CUSTOMERS AND SUPPLIERS

Our supermarket business is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of our consolidated revenues. Groceries, general merchandise and raw materials are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of our cost of sales except TOPCO Associates, Inc., which accounted for approximately 19%, 20%, 21% and 17% of purchases of goods for resale for the 11-week period ended April 16, 2005, the 41-week period ended January 28, 2006, the fiscal years ended January 29, 2005 and January 31, 2004, respectively.

REORGANIZATION - 2005 EFFECTIVE DATE

On May 30, 2003 we and all of our subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On April 13, 2005 our Chapter 11 Plan of Reorganization became effective.

While operating under Chapter 11, we reorganized our business operations, including the cessation of business in Ohio and West Virginia under the Big Bear name, the implementation of cost reduction and cost containment initiatives, which included consolidation and closing of warehouses, the closing of unprofitable stores and the rejection of certain executory contracts and unexpired leases. Additionally, we disposed of a number of non-core real estate properties.

    Pursuant to the terms of our plan of reorganization the following transactions occurred:

    1.   Administrative   claims,   priority  tax  claims  and  our  debtor-in-
         possession loan were paid in full, in cash.

    2. The Penn Traffic Company Cash Balance Pension Plan was terminated in accordance with the terms and conditions of a settlement agreement between The Pension Benefit Guaranty Corporation, or the "PBGC," and us. The PBGC settlement agreement provided for, among other things,

         o an initial partial cash settlement payment to the PBGC of $155,378;

         o funding of PBGC allowed administrative claims of $3.5 million to be paid in four equal installments bi-annually over a two-year period commencing six months after the 2005 Effective Date; and

         o    an allowed PBGC unsecured claim in the amount of $60.0 million.

              The PBGC settlement agreement also required us to maintain all remaining retirement plans in accordance with their terms and all requirements of ERISA and the Internal Revenue Code.

    3. We issued 8,279,800 new shares of our common stock to satisfy senior note claims, trade claims and other unsecured claims.

    4. Unsecured claim holders with claims of $5,000 or less who elected to be classified as convenience claims received 15% of their allowed claim in cash.

    5. Our existing common stock and other equity interests were canceled and received no distributions under our plan of reorganization.

On April 13, 2005, in connection with the consummation of our plan of reorganization, we entered into a $136.0 million senior credit facility comprised of a $130.0 million revolving loan and a $6.0 million term loan. Concurrent with the senior credit facility, we entered into a $28.0 million supplemental real estate facility consisting of a term loan on a multi-draw basis. The credit facility and the supplemental real estate facility provide us with aggregate credit facilities of $164.0 million. Additionally, pursuant to our plan of reorganization, we entered into a sale-leaseback transaction pursuant to which we sold our five owned distribution centers located in New York and Pennsylvania for $37.0 million and leased the distribution centers back for a period of 15 years from emergence. The lenders under the credit facility have a first priority perfected security interest in substantially all of our assets, with a second lien on a substantial number of our leasehold assets. The supplemental real estate facility is secured by a first lien on such leasehold interests and a second lien on substantially all of our remaining properties. Proceeds from the two credit facilities and the sale-leaseback transaction were used to satisfy our obligations under our plan of reorganization, including payment of our debtor-in-possession financing. Additionally, the credit facilities continue to provide funds to satisfy our ongoing working capital and capital expenditure requirements.


AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act.

You may read and copy this information at the Public Reference Room of the SEC, Room 1024, 100 F Street NE, Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically through the "EDGAR" (Electronic Data Gathering, Analysis and Retrieval) System, available on the SEC's website (WWW.SEC.GOV).

ITEM 1A.  RISK FACTORS

THE SUPERMARKET INDUSTRY IS HIGHLY COMPETITIVE. IF WE ARE UNABLE TO COMPETE EFFECTIVELY, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AFFECTED.

The supermarket industry is highly competitive and characterized by high inventory turnover, high capital intensity and narrow profit margins. The number and type of competitors vary by location and include:

    o    multi-regional and regional supermarket chains;
    o    independent and specialty grocers;
    o    drug and convenience stores; and
    o "alternative format" food stores, such as specialty food stores, retail drug stores, national general merchandisers and discount retailers, membership clubs, warehouse stores and supercenters.

We also face increasing competition from restaurants and fast food chains due to the increasing proportion of household food expenditures for food prepared outside the home. In addition, certain of our stores also compete with local video stores, florists, book stores, pharmacies and gas stations.

Our principal competitors include national and regional supermarket chains, which compete with us on the basis of location, quality of products, service, price, product variety and store condition. An overall lack of inflation in food prices and increasingly competitive markets has made it difficult generally for grocery store operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, our competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to consistently increase year-over-year sales gains.

In addition, most of our "traditional" and "nontraditional" competitors are not unionized and have lower labor costs, which allows them to take measures that could adversely affect our competitive position.

We face increased competitive pressure in all of our markets from existing competitors and from the threatened entry by one or more major new competitors. Some of our competitors have greater financial resources and have less indebtedness than us, and could use these resources to take measures which could adversely affect our competitive position.

Our business, financial condition or results of operations could be adversely affected by competitive factors, including product mix and pricing changes that may be made in response to competition from existing or new competitors. From time to time, the relative strength of our competitors changes depending on prevailing market conditions.

OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE SENSITIVE TO ECONOMIC CONDITIONS THAT IMPACT CONSUMER SPENDING.

Our business and results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, energy prices, business conditions, interest rates and tax rates could reduce consumer spending or cause consumers to shift their spending away from our product quality and service offering, to a more focused price-based offering. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.


WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR COMPARABLE STORE SALES.

Our comparable store sales in the future could fluctuate or be lower than our historical average for many reasons, including increased competition, price changes in response to competitive factors, shifts in demographic patterns and local economic conditions, changes in traffic patterns and possible supply shortages. Our results of operations may be materially impacted by fluctuations in our comparable store sales as it becomes more difficult to leverage expenses at a lower level of sales.


OUR STORES ARE CONCENTRATED IN THE NORTHEASTERN UNITED STATES, MAKING US SUSCEPTIBLE TO ECONOMIC DOWNTURNS, NATURAL DISASTERS AND OTHER ADVERSE CONDITIONS OR CATASTROPHIC EVENTS IN THAT REGION.

Our stores are located in Pennsylvania, upstate New York, Vermont and New Hampshire. As a result, we are vulnerable to economic downturns in those areas, in addition to those that may affect the country as a whole, as well as natural and other catastrophic and terrorist events that may impact these regions. In addition, we may be adversely affected by these events to a greater extent than our competitors whose operations extend outside of these regions. These events may adversely affect our sales, which may lead to lower earnings, or even losses, and may also adversely affect our future growth and expansion.

OUR DISTRIBUTION AND BAKERY BUSINESS COULD BE NEGATIVELY AFFECTED IF WE FAIL TO RETAIN EXISTING CUSTOMERS OR ATTRACT SIGNIFICANT NUMBERS OF NEW CUSTOMERS.

Increasing the growth and profitability of our distribution and bakery business is dependent in large measure upon our ability to retain existing customers and capture additional customers through our existing network of distribution centers, enabling us to more effectively utilize the fixed assets in our distribution and bakery businesses. Our ability to achieve these goals is dependent, in part, upon our ability to continue to provide a high level of customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers into our distribution system and manufacturing process, and offer marketing, merchandising and ancillary services that provide value to our independent distribution customers. If we are unable to execute these tasks effectively and at a competitive price, we may not be able to attract significant numbers of new customers and attrition among our existing customer base could increase, either or both of which could have an adverse impact on our revenue and profitability.


CHANGES IN VENDOR PROMOTIONS OR ALLOWANCES, INCLUDING THE WAY VENDORS TARGET THEIR PROMOTIONAL SPENDING, AND OUR ABILITY TO EFFECTIVELY MANAGE THESE PROGRAMS COULD SIGNIFICANTLY IMPACT OUR MARGINS AND PROFITABILITY.

We engage in a wide variety of promotional programs cooperatively with our vendors. The nature of these programs and the allocation of funds among them evolve over time as the parties assess the results of specific promotions and plan for future promotions. These programs require careful management in order for us to maintain or improve margins while at the same time increasing sales for us and for our participating vendors. A reduction in overall promotional spending or a shift in promotional spending away from certain types of promotions that we have historically utilized could have a significant impact on our gross profit margin and profitability. Our ability to anticipate and react to changes in promotional spending by, among other things, planning and implementing alternative programs that are expected to be mutually beneficial to our vendors and us, will be an important factor in maintaining or improving margins and profitability. If we are unable to effectively manage these programs, it could have a material adverse effect on our results of operations and financial condition.

OUR DEBT INSTRUMENTS INCLUDE FINANCIAL AND OTHER COVENANTS THAT MAY LIMIT OUR OPERATING FLEXIBILITY AND THAT MAY AFFECT OUR FUTURE BUSINESS STRATEGIES AND OPERATING RESULTS.

Covenants in the documents governing our outstanding or future debt, including our credit facilities, or our future debt levels, could limit our operating and financial flexibility. Our ability to respond to market conditions and opportunities as well as capital needs could be constrained by the degree to which we are leveraged, by changes in our availability or cost of capital, and by contractual limitations on the degree to which we may, without the consent of our lenders, take actions such as engaging in mergers, acquisitions or divestitures, incurring additional debt, making capital expenditures, rationalizing underperforming assets and making investments, loans or advances. If needs or opportunities were identified that would require additional financial resources, obtaining those additional resources could increase our borrowing costs, further reduce financial flexibility, require alterations in our strategies and affect future operating results.


SUBSTANTIAL OPERATING LOSSES MAY OCCUR IF THE CUSTOMERS TO WHOM WE EXTEND CREDIT OR FOR WHOM WE GUARANTEE LOAN OR LEASE OBLIGATIONS FAIL TO REPAY US.

In the ordinary course of business, we extend credit, including loans, to our food distribution customers. We also sublease store sites to independent retailers. Generally, our loans and other financial accommodations are extended to small businesses that are unrated and may have limited access to conventional financing. As of January 28, 2006 we had loans, net of reserves, of $0.3 million outstanding to two of our food distribution customers and lease obligations for properties sublet to food distribution customers totaling $8.3 million. In the normal course of business, we also sublease retail properties to third parties. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure.

If a significant number of these customers or lease counterparties fail to repay us or honor their lease obligations to us, our operating results may be adversely affected.

A SIGNIFICANT PORTION OF OUR EMPLOYEES ARE UNIONIZED, AND OUR RELATIONSHIPS WITH UNIONS, INCLUDING LABOR DISPUTES OR WORK STOPPAGES, COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

We are party to approximately 18 collective bargaining agreements, of which seven were scheduled to expire in fiscal year 2006, and all seven have been renewed. These expiring agreements covered approximately 71% of our union employees. In future negotiations with labor unions, we expect that rising health care, pension and employee benefit costs, among other issues, will be important topics for negotiation. Upon the expiration of such collective bargaining agreements, our inability to negotiate acceptable contracts with labor unions could result in strikes by the affected workers and thereby significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future operating results.


WE MAY EXPERIENCE TECHNOLOGY FAILURES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We use large, complex information technology systems that are important to our business operations. Although we have a disaster-recovery plan and have installed security programs and procedures, the security of our technology systems could be compromised and technology failures and system disruptions could occur. Any of these events could result in a loss of sales or profits or cause us to incur significant costs, including payments to third parties for damages.

LOSSES AS A RESULT OF OUR OWNING, LEASING AND DEVELOPING REAL ESTATE MAY IMPAIR OUR ABILITY TO FOCUS ON AND EXPAND OUR CORE BUSINESS AS DESIRED.

As a result of our real estate holdings and leases, we are subject to varying degrees of risk and liability generally incident to the ownership, use and development of real estate. These risks and liabilities include, among other things:

    o fluctuations in value caused by adverse changes in national, regional and local economic condition and local real estate market conditions (such as an oversupply of or a reduction in demand for retail space in the area);

    o costs of compliance with zoning, environmental, tax and other laws and regulations;

    o real estate development risks, such as incorrect cost and occupancy estimates, non-availability of financing and the need for mortgage lender or property partner approvals for certain expansion activities;

    o the perceptions of customers and tenants and prospective tenants of the safety, convenience and attractiveness of our properties;

    o the lack of liquidity of real estate investments and our ability to sell, lease or sublease any of our properties for cash in a timely fashion;

    o    failure to promptly renew leases;

    o    competition from comparable properties;

    o    the occupancy rate of our properties;

    o    tenant and subtenant defaults and the costs of enforcing our rights;

    o the effects of any bankruptcies or solvencies of major tenants or subtenants;

    o increasing operating costs (including increased real estate taxes) which may not be passed through fully to tenants or subtenants; and

    o    fluctuations in mortgage interest and lease rates.

A failure to adequately manage these risks and liabilities could adversely affect our revenues, profits and available cash and could have a material adverse effect on our business, financial condition or results of operations.

Several portions of our properties are mortgaged to secure payment of indebtedness outstanding under our credit facilities. If we are unable to meet our debt obligations, we could sustain losses as a result of foreclosures on the properties by our lenders. In addition, if it becomes necessary or desirable for us to dispose of one or more of the mortgaged properties, we might not be able to obtain a release of the lien on such mortgaged properties without payment of the associated debt. The foreclosure of a mortgage or default of a loan on a property or the inability to sell a property could adversely affect our business, financial condition or results of operations. These considerations could make it difficult for us to sell properties, even if a sale were in our best interests.

We maintain property insurance, difference in conditions insurance, national flood insurance (where applicable), general liability insurance, directors' and officers' insurance and excess insurance coverage. At leased and mortgaged locations we maintain any of these lines of coverage that we are contractually obligated to maintain. At owned locations we maintain all of these lines of coverage. We maintain large deductibles and/or large layers of self-insurance on several of these lines of coverage.

We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, work place safety, public health, beer and wine sales and pharmaceutical sales. A number of states and local jurisdictions regulate the licensing of supermarkets, including beer license grants. In addition, under certain local regulations, we are prohibited from selling beer in certain of our stores.


WE ARE AFFECTED BY FLUCTUATING UTILITY AND FUEL COSTS.

Fluctuating fuel costs adversely affect our operating costs for our fleet of tractors and trailers that distribute goods from our warehouses and distribution facilities to all of our stores. We may not be able to recover these rising utility and fuel costs through increased prices charged to our customers.


WE MAY BE HELD LIABLE FOR ENVIRONMENTAL DAMAGES WITH REGARD TO OUR CURRENT AND FORMER PROPERTIES, REGARDLESS OF THE LAWFULNESS OF OUR ACTIVITIES ON SUCH PROPERTIES.

Our operations subject us to various laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous materials and the cleanup of contaminated sites. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or the Superfund law, and similar state statutes, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owners or operators, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination. From time to time we have been named as one of many potentially responsible parties at Superfund sites, although to date our share of liability has typically been small. We believe we are currently in substantial compliance with applicable environmental requirements.

However, future developments such as more aggressive enforcement policies, new laws or discovery of unknown conditions may require expenditures that may have a material adverse effect on our business and financial condition.

CUSTOMER CONCERNS REGARDING FOOD SAFETY MAY ADVERSELY AFFECT OUR BUSINESS.

We could be adversely affected if our customers lose confidence in the quality and safety of certain products in our stores. Negative publicity regarding these concerns, whether valid or not, may discourage customers from buying our products. Any loss of confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of our products could have a substantial and adverse effect on our operations.


OUR OPERATING RESULTS MAY BE IMPACTED BY VARIABILITY IN SELF-INSURANCE LIABILITY ESTIMATES.

We are self-insured for workers' compensation and general liability claims up to set retention amounts, after which we maintain excess insurance coverage. Liabilities are maintained based on independent actuarial estimates of aggregate liability claims incurred and an estimate for incurred but not reported claims. Our insurance accruals reflect certain actuarial assumptions and management judgments that are made based on factors that are subject to change. Any significant variation in these factors could cause a material change in our self-insurance liabilities and our operating results.


WE HAVE NOT RECENTLY FILED PERIODIC REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION.

We did not complete an audit for the periods between February 1, 2003 through April 16, 2005. Additionally, we have not made any required periodic filings with the SEC for any period since our Annual Report on Form 10-K for the fiscal year ended February 2, 2002 and our most recent quarterly reports on Form 10-Q for the quarter ended November 2, 2002. Because of our failure to make timely periodic filings with the SEC, we could be subject to civil penalties and other administrative proceedings by the SEC. In addition, until we have completed such updated filings, it is unlikely that our common shares will be approved for listing on any national securities exchange. The failure of our common shares to be so listed may adversely affect their liquidity and trading price.


WE HAVE NOT RECENTLY FILED LOCAL, STATE OR FEDERAL INCOME TAX RETURNS WITH THE APPROPRIATE GOVERNMENTAL AUTHORITIES.

As a result of our inability to definitively determine our taxable income, and as a result of our operating losses over the years, we have not filed any of our federal, state or local income tax returns following fiscal year 2003. In addition, we have not made any estimated tax payments during that period.
Because of our failure to file timely annual income tax returns with the appropriate local authorities, we could be subject to failure to file penalties, as well as other penalties.

THERE IS NO EXISTING TRADING MARKET FOR OUR COMMON STOCK.

Our common shares are currently quoted on the Pink Sheets and there is no assurance that an active trading market for our common shares will develop. We are not currently applying for a listing on any national securities exchange. Accordingly, no assurance can be given that a holder of common shares will be able to sell such securities in the future or as to the price at which any such sale would occur. If a trading market were to develop, the liquidity of the market for such securities and the prices at which such securities would trade will depend upon many factors, including the number of holders, investor expectations and other factors beyond our control. In addition, our common shares have been issued to certain pre-petition creditors as part of our plan of reorganization. Some of these holders may prefer to liquidate their investment rather than to hold it on a long-term basis, which may create an initial imbalance in the market if and when one were to develop.


THE RESULTS OF THE ONGOING GOVERNMENTAL INVESTIGATIONS REGARDING OUR PROMOTIONAL ALLOWANCE PRACTICES AND POLICIES MAY HAVE AN ADVERSE EFFECT ON US.

We are currently the subject of ongoing investigations by the United States Attorney's Office for the Northern District of New York and by the SEC regarding our promotional allowance practices and policies. These investigations began prior to our emergence from Chapter 11 bankruptcy protection in April 2005. We are cooperating with these investigations and have produced documents and made our employees available for interviews as requested. At present, we are unable to predict the outcome of either of these investigations. However, an unfavorable resolution of these investigations could ultimately result in damage claims, fines or penalties to us. Any such claims, fines or penalties could adversely affect our business or results of operations.


OUR DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF JANUARY 28, 2006, AND THESE WEAKNESSES COULD HAVE A MATERIALLY ADVERSE EFFECT ON US.

As discussed in more detail in Item 9A. below, as a result of changes in our financial condition and operations immediately preceding, during and after our reorganization under Chapter 11 bankruptcy protection, including the appointment of our current President and Chief Executive Officer to such position on December 12, 2006 and our current Senior Vice President and Chief Financial Officer to such position on May 9, 2007 and other changes in our senior management and our external auditors, as well as our failure to make periodic reports on a timely basis to the SEC during such periods, our present management has concluded that our disclosure controls and procedures were not effective as of January 28, 2006 in providing reasonable assurance that material information requiring disclosure was brought to management's attention on a timely basis and that our financial reporting was reliable.

As discussed in more detail in Item 9A. below, our current management has taken steps to correct deficiencies and weaknesses in our disclosure controls and procedures. However, it is probable that we may not be able to remediate all deficiencies and weaknesses before the conclusion of fiscal year 2008.

ITEM 2.  PROPERTIES

We follow the general industry practice of leasing the majority of our retail supermarket locations. We own 21 and lease 89 of the supermarkets that we operate. The leased supermarkets are held under leases expiring from 2006 to 2020, excluding option periods. We own or lease 24 supermarkets which are leased or subleased to independent operators.

We own 3 shopping centers that contain company-owned or licensed supermarkets. We also lease distribution centers in Syracuse and Jamestown, New York; and DuBois, Pennsylvania; and a bakery plant in Syracuse, New York.

Also see Item 1 - "Business - Retail Food Business" and "Business - Purchasing and Distribution" for additional information concerning our properties.


ITEM 3.  LEGAL PROCEEDINGS

The United States Attorney for the Northern District of New York and the Securities and Exchange Commission has been conducting investigations relating to our promotional allowance practices and policies. Such investigations began prior to our emergence from bankruptcy in April 2005. We have been cooperating with these investigations and have produced documents and made our employees available for interviews as requested. We understand that these investigations are ongoing.

On June 1, 2006, we announced that the Audit Committee of the Board of Directors had completed its internal investigation of our promotional allowance practices. The Audit Committee hired independent counsel to perform the investigation. The Audit Committee found that we had engaged in certain improper practices principally relating to the premature recognition of promotional allowances and that these practices had largely ceased by the time of our Chapter 11 filing in May 2003. On February 3, 2006, we announced that the employment of our Chief Marketing Officer and our Vice President, Non-Perishables Marketing had been terminated following an interim report to the Audit Committee on the findings of the investigation.

In connection with these matters, we could be subject to damage claims, fines or penalties. At present, we are unable to estimate the likelihood of an unfavorable outcome or the amount of any damage claims, fines or penalties in the event of an unfavorable outcome and, accordingly, no liability has been recorded for this contingency.

Also see Item 1 - "Business - Reorganization - 2005 Effective Date" for a description of the consummation of our plan of reorganization and see Note 8 to our consolidated financial statements, included in this report, regarding legal proceedings relating to the consummation of our plan of reorganization.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fiscal year ended January 28, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since August 23, 2005, our common shares have been quoted on an unsolicited basis on the Pink Sheets under the symbol "PTFC.PK". All of our common shares that were outstanding prior to April 13, 2005, the effective date of our plan of reorganization, were cancelled as part of our emergence from Chapter 11 bankruptcy protection

The following table sets forth the high and low bid information for our common shares during the two fiscal quarters during fiscal year 2006 in which our common shares were quoted. Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

                                                          HIGH           LOW
                                                       ---------     ---------
             Quarter Ended January 28, 2006            $   17.00     $   12.00
             Quarter Ended October 29, 2005                22.25         15.00


Our common shares were held by approximately 700 stockholders of record on August 1, 2007.

There have been no repurchases of our common shares during the fiscal year ended January 28, 2006.

We have not paid a cash dividend to common stockholders since we emerged from bankruptcy and we do not anticipate paying a cash dividend in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY

Set forth below is our selected historical consolidated financial data for the five fiscal years ended January 28, 2006. As a result of the consummation of our plan of reorganization we adopted fresh-start reporting as of April 16, 2005. The accounting periods ended on or prior to April 16, 2005, have been designated "Predecessor Company" and the periods subsequent to April 16, 2005, have been designated "Successor Company."

In accordance with the implementation of fresh-start reporting, our assets, liabilities and stockholders' equity have been revalued as of April 16, 2005. In addition, as a result of the consummation of our plan of reorganization, the amount of our indebtedness has been substantially reduced. Accordingly, our financial statements for periods after April 16, 2005 are not comparable to our financial statements for periods ended on or prior to such date.

The selected historical consolidated financial data for the 41-week period ended January 28, 2006, are derived from our consolidated financial statements, which have been audited by Eisner LLP, independent accountants. The Predecessor Company's selected historical consolidated financial data for the 11-week period ended April 16, 2005, 52-week periods ended January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002 are derived from our unaudited consolidated financial statements. In addition, the selected historical consolidated financial data for the Successor Company should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

                                     (AUDITED)
                                     SUCCESSOR
                                      COMPANY                       (UNAUDITED) PREDECESSOR COMPANY
                                   -----------------------------------------------------------------------------------------
                                      41 WEEKS       11 WEEKS      52 WEEKS       52 WEEKS      52 WEEKS        52 WEEKS
                                       ENDED          ENDED          ENDED         ENDED          ENDED           ENDED
(IN THOUSANDS OF DOLLARS,           JANUARY 28,     APRIL 16,     JANUARY 29,   JANUARY 31,    FEBRUARY 1,     FEBRUARY 2,
   EXCEPT PER SHARE DATA)               2006           2005          2005           2004          2003          2002 (11)
                                   -------------------------------------------------------------------------- --------------
REVENUES                             $1,015,893   |  $  265,260    $1,285,148     $1,307,977    $1,348,437      $1,364,980
                                                  |
COSTS AND OPERATING EXPENSES:                     |
   Cost of sales (1)                    754,995   |     195,533      955,609         973,393       999,880       1,018,605
   Selling and administrative                     |
   expenses (2)                         256,300   |      71,414      312,826         325,388       319,118         305,987
   Amortization of goodwill (4)               -   |           -            -               -             -         109,809
   Asset impairment charge (3)                -   |           -            -           1,002        17,858               -
   Goodwill impairment charge (4)             -   |           -            -          22,832        28,397               -
                                     ----------   |  ----------    ---------      ----------    ----------      ----------
                                                  |
OPERATING INCOME (LOSS)                   4,598   |      (1,687)      16,713         (14,638)      (16,816)        (69,421)
   Interest expense (5)                   8,289   |       1,755       12,365          32,018        35,479          34,820
   Gain on extinguishment of debt(6)              |    (182,831)
   Reorganization expense (7)             1,023   |      71,117       19,060          30,818             -               -
                                     ----------   |  ----------    ---------      ----------    ----------      ----------
                                                  |
(LOSS) INCOME FROM CONTINUING                     |
OPERATIONS, BEFORE INCOME TAXES                   |
AND DISCONTINUED OPERATIONS              (4,714)  |     108,272      (14,712)        (77,474)      (52,295)       (104,241)
   (Benefit) provision for income                 |
    taxes (8)                              (903)  |     (23,945)         251             755        (8,565)          2,429
                                     -----------  |  ----------    ---------      ----------    ----------      ----------
                                                  |
(LOSS) INCOME FROM CONTINUING                     |
   OPERATIONS BEFORE DISCONTINUED                 |
   OPERATIONS                            (3,811)  |     132,217      (14,963)        (78,229)      (43,730)       (106,670)
   Loss (Income) from discontinued                |
   operations, net of tax (9)                 -   |       3,133        8,994          84,163         4,337         (11,719)
                                     ----------   |  ----------    ---------      ----------    ----------      -----------
                                                  |
NET (LOSS) INCOME                    $   (3,811)  |  $  129,084    $ (23,957)     $ (162,392)   $  (48,067)     $  (94,951)
                                     ==========   |  ==========    =========      ==========    ==========      ==========
                                                  |
NET LOSS PER SHARE (BASIC AND                     |
DILUTED)                             $    (0.45)  |
                                     ===========  |

No dividends on common stock have been paid during the past five fiscal years. Per share data is not presented for the periods ended on or prior to April 16, 2005 due to a general lack of comparability as a result of the revised capital structure of the company.

BALANCE SHEET DATA:
Total assets                         $  329,207   |  $  418,086    $ 394,225      $  454,417    $  739,974      $  809,032
Total debt (including capital                     |
leases)                                  51,252   |      67,473      156,201         164,555       356,925         328,116
Stockholders' equity (deficit)          119,686   |           0     (133,606)        (99,021)       61,739         136,858
                                                  |
OTHER DATA:                                       |
EBITDA (10)                          $   25,130   |  $    3,100    $  39,511      $   31,596    $   53,506      $   66,404
Depreciation and amortization            19,075   |       4,712       21,985          21,697        26,173          25,368
LIFO (benefit) provision                  1,457   |          75          813             703        (2,106)            648
Capital expenditures                     20,533   |       4,148       21,244           6,377        56,439          48,008
Cash interest expense                     7,222   |       1,753       10,520          27,542        32,858          33,944

NOTES

1) During the fourth quarter of fiscal year 2003 we adopted Emerging Issues Task Force Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor", or "EITF 02-16". EITF 02-16 requires that vendor allowances, including slotting allowances, be categorized as a reduction of cost of sales unless they are a reimbursement of costs incurred to sell the vendor's products, in which case, the cash consideration should be characterized as a reduction of that cost. EITF 02-16 also requires that rebates or refunds payable, only if the customer completes a specified cumulative level of purchases from the vendor, be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period. Adoption of this standard did not materially affect our net loss for fiscal year 2003.

2) During the fourth quarter of fiscal year 2003, we recorded a $3.6 million reduction of selling and administrative expenses associated with an adjustment to reserves for group health and general liability insurance. The reserve balance for our sponsored group health insurance was reduced due to improved claims processing that decreased the claims incurred but not reported. Additionally, through fiscal year 2002, we have estimated the general liability insurance reserve for future claims based on our actual claim history, supplemented by industry benchmarks for comparable companies. During the period when we had insufficient actual claim history to provide the appropriate assurance in the result, we maintained the liability balance at the upper end of a reasonable range. Based on actual claim history, we recorded a reduction in the general liability insurance reserve.

3) We adopted Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", or "SFAS 144" during fiscal year 2003, which required us to perform a review of the recorded value of our long-lived assets whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. During the fourth quarter of fiscal year 2003, we recorded a non-cash charge of $17.9 million related to the write-down of 16 of our operating retail stores and three closed stores to estimated fair market value. In fiscal year 2004, we recorded a non-cash charge of $1.0 million for 4 retail stores. The impairment charges under SFAS 144 resulted from lower estimated future cash flows that were due to a combination of factors, including the difficult economic environment and a more challenging competitive environment during fiscal year 2003 and fiscal year 2004. These factors reduced the profitability of our stores and caused us to conclude that the profitability of certain of our stores would not increase to a level that would enable the carrying value to be recovered.

4) We adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" or SFAS 142 in fiscal year 2003 and performed a transitional goodwill assessment, which resulted in no impairment. SFAS 142 provides that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite useful lives not to be amortized but tested at least annually for impairment. As of the adoption of SFAS 142, we no longer record amortization of goodwill in our Consolidated Statement of Operations. During the fourth quarter of fiscal years 2003 and 2004, we completed an annual impairment review, which was further necessitated by the change in the economic and competitive environment, and we recorded a $28.4 million and a $22.8 million, non-cash charge for the impairment of goodwill in these periods, respectively.

5) As a result of our Chapter 11 filing on May 30, 2003, no principal or interest payments were made on or after such date on our formerly outstanding senior and senior subordinated notes. Accordingly, no interest expense for these obligations has been accrued on or after such date. Had such interest been accrued, interest expense would have increased by $7.4 million, $11.0 million and $2.3 million for fiscal years 2004, 2005 and the 11-week period ended April 16, 2005, respectively.

6) The gain on extinguishment of debt for the 11-week period ended April 16, 2005, consists of our extinguishment of the allowed claims of our unsecured creditors including trade claims, Cash Balance Pension Plan assumed by Pension Benefit Guaranty Corporation and the former senior notes in exchange primarily for shares of our common stock.

7) During the 41-week period ended January 28, 2006 reorganization expense consisted of $1.0 million for professional fees and during the 11-week period ended April 16, 2005 reorganization expense primarily consisted of $10.4 million of professional fees and $60.0 million of losses included in other comprehensive loss related to the Cash Balance Pension Plan, which was recognized in income on termination of the plan, upon assumption by the PBGC. For fiscal year ended January 29, 2005 the reorganization expenses consisted of $17.9 million for professional fees related to the bankruptcy filing, $0.2 million loss on asset disposals and $0.9 million related to severances paid in connection with the reorganization. For fiscal year 2004 the reorganization expenses were primarily for professional fees related to our plan of reorganization.

8) The tax benefit from continuing operations for the 11-week period ended April 16, 2005 is not recorded at statutory rates principally due to the gain on the extinguishment of debt not being included in taxable income and a $24.0 million tax benefit related to losses from the Cash Balance Pension Plan, which benefit had previously been credited to other comprehensive loss. The tax provision for fiscal years 2004 and 2005 was not recorded at statutory rates due to the recording of a valuation allowance for all of the income tax benefits generated. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. The tax provision (benefit) for fiscal years 2002 and 2003 is not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from nondeductible amortization of goodwill.

9) The (income) loss from discontinued operations reflects operating results and (gains) losses on disposals of Big Bear Stores and other stores, which were closed or sold during the fiscal years of 2004 and 2005 and the 11-week period ended April 16, 2005. The losses (gains) for these periods are $33.6 million, ($1.9) million and ($0.3) million, respectively.

10) "EBITDA" is earnings from continuing operations before interest, taxes, depreciation, amortization, amortization of goodwill, asset impairment charge, goodwill impairment charge, and LIFO provision. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities or liquidity, or as an alternative to any generally accepted accounting principle measure of performance. We report EBITDA as it is an important measure utilized by management to monitor the operating performance of our business. We also believe that EBITDA assists investors and other interested parties in evaluating our capacity to service its debt. Our reported EBITDA may not be comparable to similarly titled measures used by other companies. Below is a table that sets forth the reconciliation of operating income (loss) to EBITDA.

                             (AUDITED)
                             SUCCESSOR
                              COMPANY                          (UNAUDITED) PREDECESSOR COMPANY
                           -----------------------------------------------------------------------------------------
                             41 WEEKS       11 WEEKS       52 WEEKS       52 WEEKS       52 WEEKS       52 WEEKS
                               ENDED          ENDED          ENDED          ENDED          ENDED          ENDED
(IN THOUSANDS OF DOLLARS)   JANUARY 28,     APRIL 16,     JANUARY 29,    JANUARY 31,    FEBRUARY 1,    FEBRUARY 2,
                               2006           2005           2005           2004           2003           2002
                           -----------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)      $    4,598  |  $ (1,687)      $  16,713      $ (14,638)     $ (16,816)     $ (69,421)
                                         |
   Depreciation and                      |
amortization                     19,075  |     4,712          21,985         21,697         26,173         25,368
   Amortization of                       |
goodwill                              -  |         -               -              -              -        109,809
   Asset impairment charge            -  |         -               -          1,002         17,858              -
   Goodwill impairment                   |
charge                                -  |         -               -         22,832         28,397              -
   LIFO provision (benefit)       1,457  |        75             813            703         (2,106)           648
                             ----------  |  --------       ---------      ---------      ---------      ---------
                                         |
EBITDA                       $   25,130  |  $  3,100       $  39,511      $  31,596      $  53,506      $  66,404
                             ==========  |  ========       =========      =========      =========      =========

11) Restated from amounts previously reported to reflect discontinued operations and a reduction of cost of sales to reflect a correction for the recording of certain promotional allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As discussed in Note 2 to the accompanying Consolidated Financial Statements, we emerged from our Chapter 11 proceedings on April 13, 2005. For financial reporting purposes, we accounted for the consummation of our plan of reorganization as of the close of business on April 16, 2005. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" we have applied fresh-start reporting as of the close of business on April 16, 2005, which has resulted in significant changes to the valuation of certain of our assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes. The periods ended on or prior to April 16, 2005 have been designated "Predecessor Company" and the periods subsequent to April 16, 2005 have been designated "Successor Company". For purposes of the discussion of the unaudited Results of Operations the 11-week period ended April 16, 2005 and the audited 41-week period ended January 28, 2006 have been deemed noncomparible to prior years and no comparison was done for these periods and prior years.

RESULTS OF OPERATIONS

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the 41-week period ended January 28, 2006 and the 11-week period ended April 16, 2005.


                                           AUDITED              UNAUDITED
                                       SUCCESSOR COMPANY    PREDECESSOR COMPANY
                                      -------------------   -------------------
                                           41-WEEKS             11-WEEKS
                                             ENDED                ENDED
                                          JANUARY 28,           APRIL 16,
                                              2006                2005
                                      -------------------   -------------------
                                                          |
Revenues                                     100.0%       |       100.0%
                                                          |
Gross profit (1)                              25.7        |        26.3
                                                          |
Selling and administrative expenses           25.2        |        26.9
                                                          |
Operating income                               0.5        |        (0.6)
                                                          |
Interest expense                               0.8        |         0.7
                                                          |
Extinguishment of debt                         0.0        |       (68.9)
                                                          |
Reorganization item                            0.1        |        26.8
                                                          |
Income tax benefit                            (0.1)       |        (9.0)
                                                          |
Discontinued operations                        0.0        |         1.2
                                                          |
Net (loss) income                             (0.4)       |        48.7


---------------------------
(1) Revenues less cost of sales.

FISCAL 2006 (THE AUDITED 41-WEEK PERIOD ENDED JANUARY 28, 2006 AND THE UNAUDITED 11-WEEK PERIOD ENDED APRIL 15, 2005)

REVENUES

Revenues for the 41-week period ended January 28, 2006 and the 11-week period ended April 16, 2005 were $1.0 billion and $265.3 million, respectively.

Same store sales for the 41-week period ended January 28, 2006 was a decrease of 1.59% compared to the 41-week period ended January 29, 2005 and the same store sales for the 11-week period ended April 16, 2005 was a decrease of 0.53% compared to the 11-week period ended April 17, 2004.

Wholesale food distribution revenues were $171.9 million for the 41-week period ended January 28, 2006 and $28.7 million for the 11-week period ended April 16, 2005.


GROSS PROFIT

Gross profit was $260.9 million, or 25.7% of revenues for the 41-week period ended January 28, 2006 and $69.7 million or 26.3% of revenues for the 11-week period ended April 16, 2005.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses for the 41-week period ended January 28, 2006 were $256.3 million, or 25.2% of revenues and the selling and administrative expenses for the 11-week period ended April 16, 2005 were $71.4 million, or 26.9% of revenues.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $19.1 million, or 1.9% of revenues for the 41-week period ended January 28, 2006 and $4.7 million, or 1.8% of revenues for the 11-week period ended April 16, 2005. Depreciation and amortization expense increased in Fiscal 2006 primarily due to the shortening of asset life for our property, equipment and machinery, an increase in carrying value of favorable leases, the addition of two new intangible assets (Pharmacy Scripts and Software) with the implementation of fresh-start reporting. The increase in depreciation and amortization expense was partially offset by the recording of unfavorable leases associated with the implementation of fresh-start reporting.

OPERATING INCOME (LOSS)

Operating income for the 41-week period ended January 28, 2006 was $4.6 million, or 0.5% of revenues, and for the 11-week period ended April 16, 2005 operating loss was $1.7 million, or 0.6% of revenues.


INTEREST EXPENSE

Interest expense for the 41-week period ended January 28, 2006 was $8.3 million, or 0.8% of revenues, and for the 11-week period ended April 16, 2005 interest expense was $1.8 million, or 0.7% of revenues. At fresh-start we eliminated the interest rate swap. We obtained a more favorable interest rate under our credit facility and cancellation of our debtor-in-possession facility.


INCOME TAX BENEFIT

Income tax benefit for the 41-week period ended January 28, 2006 was $0.9 million, or 0.1% of revenues, and the income tax benefit for the 11-week period ended April 16, 2005 was $23.9 million, or 9.0% of revenues.

During   Fiscal   2006  we   provided   for  only   minimal   state  taxes  and
capital/franchise tax and reset our deferred tax liability due to our emergence from bankruptcy.

At January 29, 2005 we had approximately $59.8 million of federal net operating loss carry-forwards, as well as certain state net operating loss carry-forwards. On January 29, 2006 $85.0 million of net operating loss and tax credit carry-forwards were eliminated due to the implementation of our plan of reorganization. In addition, as the result of the implementation of our plan of reorganization we lost 55.6% of the tax basis of our long lived assets (approximately $38.4 million as of January 29, 2006).


REORGANIZATION ITEM

During the 41-week period ended January 28, 2006 we recorded reorganization item expense of $1.0 million, or 0.1% of revenues, and for the 11-week period ended April 16, 2005 we recorded reorganization item expense of $71.1 million, or 26.8% of revenues. These expenses were primarily due to PBGC assumption of our Cash Balance Plan and consulting fees paid to various bankruptcy professionals.

DISCONTINUED OPERATIONS

Loss from discontinued operations for the 11-week period ended April 16, 2005 was $3.1 million. This loss was primarily attributable to our closure of unprofitable stores during this period.


NET (LOSS) INCOME

Net loss for the 41-week period ended January 28, 2006 was $3.8 million, or 0.4% of revenues, and net income for the 11-week period ended April 16, 2005 was $129.1 million, or 48.7% of revenues. The change in the net income (loss) was primarily attributable to recognition of a gain from the extinguishment of debt of $182.8 million in the 11-week period ended April 16, 2005.

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the fiscal year ended January 29, 2005, or "Fiscal 2005", and the fiscal year ended January 31, 2004, or "Fiscal 2004":

                                                           UNAUDITED
                                                       PREDECESSOR COMPANY
                                                      FISCAL        FISCAL
                                                       2005          2004
                                                   -------------  -----------

Revenues                                              100.0%        100.0%

Gross profit (1)                                       25.6           25.6

Selling and administrative expenses                    24.3           24.9

Asset impairment charge                                 0.0            0.1

Goodwill impairment charge                              0.0            1.7

Operating income (loss)                                 1.3           (1.1)

Interest expense                                        1.0            2.4

Reorganization item                                     1.5            2.4

Income tax provision                                    0.0            0.1

Discontinued operations, net of tax                     0.7            6.4

Net loss                                               (1.9)         (12.4)

------------------------------

1) Revenues less cost of sales.

FISCAL 2005 COMPARED TO FISCAL 2004 (BASED ON UNAUDITED RESULTS)

REVENUES

Revenues for Fiscal 2005 were $1.29 billion, a 1.7% decrease from $1.31 billion in Fiscal 2004. The decrease in revenues for Fiscal 2005 is primarily attributable to a decrease in same store sales.

Same store sales for Fiscal 2005 decreased 1.64% from Fiscal 2004.

Wholesale food distribution revenues were $213.2 million for Fiscal 2005, a decrease of 2.3% from $218.3 million for Fiscal 2004. The decrease in wholesale food distribution revenues in Fiscal 2005 was primarily attributable to a reduction in the number of customers of our wholesale food distribution business.


GROSS PROFIT

Gross profit was $329.5 million, or 25.6% of revenues, for Fiscal 2005, compared to $334.6 million, or 25.6% of revenues, for Fiscal 2004. The decrease in gross profit is primarily due to a decrease in revenues.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses for Fiscal 2005 were $312.8 million, or 24.3% of revenues, compared to $325.4 million, or 24.9% of revenues, for Fiscal 2004. The decrease in selling and administrative expenses were primarily due to a reduction in the administrative labor force stemming from the sale and closure of 99 stores in Fiscal 2004 and 7 stores in Fiscal 2005.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $22.0 million, or 1.7% of revenues, in Fiscal 2005 compared to $21.7 million, or 1.7% of revenues, in Fiscal 2004.


OPERATING INCOME (LOSS)

Operating income for Fiscal 2005 was $16.7 million, or 1.3% of revenues, compared to an operating loss for Fiscal 2004 of $14.6 million, or 1.1% of revenues for Fiscal 2004. The change from an operating loss for Fiscal 2004 to operating income for Fiscal 2005 was primarily due to a reduction in selling and administrative expenses and asset impairment and goodwill impairment charges recorded in Fiscal 2004.

INTEREST EXPENSE

Interest expense for Fiscal 2005 decreased to $12.4 million, or 1.0% of revenues, from $32.0 million, or 2.4% of revenues, in Fiscal 2004. Interest expense for Fiscal 2005 decreased primarily due to the elimination of principal and interest payments on our senior notes, the cancellation of our hedging activities and reduced average balances outstanding on our debtor-in-possession facility in accordance with our cost reduction initiatives.


REORGANIZATION ITEMS

During Fiscal 2005 we recorded reorganization expenses of $19.0 million compared to $30.8 million recorded in Fiscal 2004. These expenses were attributable to various lawyers and consultants retained to proceed with the bankruptcy filing and to manage our operations during this process.


DISCONTINUED OPERATIONS

Losses from discontinued operations were $9.0 million for Fiscal 2005, compared to $84.2 million in Fiscal 2004. The decrease is primarily attributable to the results of operations of the 99 stores sold or closed in Fiscal 2004 compared with the 7 stores closed or sold in Fiscal 2005 and a $33.6 million loss on sales or closure of unprofitable stores during Fiscal 2004 compared to $1.9 million gain on disposals of unprofitable stores during Fiscal 2005.


INCOME TAX PROVISION

Income tax provision was $0.3 million, or 0.0% of revenues, for Fiscal 2005 compared to an income tax provision of $0.8 million, or 0.1% of revenues for continuing operations, for Fiscal 2004.

The effective tax rate for Fiscal 2005 is not recorded at expected statutory rates primarily due to the recording of a valuation allowance of $7.7 million principally related to tax benefit attributable to net operating loss generated during Fiscal 2005. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. The effective tax rate for Fiscal 2004 varies from the expected statutory rates due to the recording of a valuation allowance of $20.6 million.

NET LOSS

Net loss for Fiscal 2005 was $24.0 million, or 1.9% of revenues, compared to a net loss of $162.4 million, or 12.4% of revenues, for Fiscal 2004. The net loss decreased during Fiscal 2005 primarily due to the reduction of reorganization expenses, interest expense and impairment charges and reduced losses from discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES

On April 16, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan. Also on April 16, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million. Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets. Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability. At January 28, 2006, outstanding borrowings under both facilities aggregated $33.0 million and outstanding letters of credit under the revolving credit facility amounted to approximately $53.0 million. At such date, availability in excess of outstanding borrowings and letters of credit was approximately $54.0 million. Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to first liens on certain properties by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets. During fiscal year 2006, we had stand-by letters of credit of approximately $53.5 million. Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35.0 million for four consecutive days or less than $30.0 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends. At no time through January 28, 2006 have we been subject to compliance with these financial covenants. However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at January 28, 2006.

On December 26, 2006 and on August 1, 2007, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of certain stores. Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program. The secured trade lien program is with certain of our vendors and allows us to maintain trade terms. This program has been extended until April 13, 2008.

We also have borrowings under mortgages secured by the related properties.


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents our significant contractual obligations at January 28, 2006 (in thousands of dollars):

                                                                                                         TOTAL
    COMMITMENT EXPIRES                                                                OTHER           CONTRACTUAL
        DURING THE            LONG-TERM      CAPITAL LEASE        OPERATING        LONG-TERM             CASH
    FISCAL YEAR ENDING         DEBT (1)     OBLIGATIONS (2)(3)    LEASES (3)     LIABILITIES (4)      OBLIGATIONS
----------------------------------------------------------------------------------------------------------------------
    February 3, 2007          $     278       $    2,855         $   22,766       $    7,440         $    33,339
    February 2, 2008             33,314            2,855             20,873            4,053              61,095
    January 31, 2009                280            2,855             19,759            2,443              25,337
    January 29, 2010                298            2,781             15,778            1,868              20,725
    January 28, 2011                324            1,944             13,761            1,451              17,480
    Thereafter                    3,019           12,766             70,935            4,294              91,014

----------------------
    (1) Balance for fiscal year ending February 2, 2008 includes repayment of $33.0 million under the Revolving Credit Facility at January 28, 2006.

    (2)  Includes amounts classified as imputed interest.

    (3)  See Note 4 to the Consolidated Financial Statements.

    (4) Other liabilities include workers compensation, general liability, asset retirement obligations, store closing costs and the PBGC settlement.

We have also made certain contractual commitments that extend beyond January 28, 2006 as shown below (in thousands of dollars):

                                           STAND-BY
                                           LETTERS OF          SURETY
                                           CREDIT (1)          BONDS (2)
                                         ------------        -------------
          Total amounts committed          $  53,483           $  7,495

-------------
    (1) Letters of credit are primarily associated with supporting workers' compensation obligations and are renewable annually.

    (2) We are required to maintain surety bonds for varying periods of up to three years from the date of issuance.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

During December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), "Share-Based Payment," or "SFAS 123R", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R is required to be adopted in the first annual reporting period beginning after June 15, 2005. Accordingly, we adopted SFAS 123R effective January 29, 2006.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", or "FIN 48", effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination. We are currently evaluating the effect of adopting FIN 48.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)", or "EITF 06-3", effective for periods beginning after December 15, 2006. EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in revenue if presented on a gross basis. We record sales net of applicable sales taxes. Therefore, the adoption of EITF 06-3 will have no effect on the presentation of our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurement", or "SFAS 157", effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. We are currently evaluating the effect of adopting SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R", or "SFAS 158", effective for fiscal years ending after December 15, 2006 with early application encouraged. SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur. We elected early application and adopted SFAS 158 effective as of January 28, 2006. The adoption of the recognition provision of SFAS 158 increased stockholders equity by $4.9 million reduced the defined benefit pension plan liability by $8.3 million and reduced the deferred tax liability by $3.4 million at January 28, 2006 (see Note 10 to the Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that are very important to the portrayal of our financial condition which require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are summarized in Note 3 to the consolidated financial statements.

We believe the following accounting policies to be critical and could result in materially different amounts being reported under different conditions or using different assumptions:


RESERVE FOR STORE CLOSURES

Reserves for closed stores are recorded in accordance with Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," or "SFAS 146". We record a liability for the estimated future cash flows (including future lease commitments, net of estimated cost recoveries) and miscellaneous closing costs. Future cash flows are estimated based on our knowledge of the market in which the closed stores are located. The estimates of future cash flows are then discounted to the present based on our interest rate of our real estate facility term loan. These estimates of discounted future cash flows could be affected by changes in real estate markets, other economic conditions and the interest rate used in such calculations.


IMPAIRMENT OF LONG-LIVED ASSETS

Annually or whenever changes in circumstance indicate that the carrying value of an asset may not be recoverable, we review our long-lived assets for impairment at the individual store level based on estimated future undiscounted cash flows attributable to such assets. This review is in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or "SFAS 144".

In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, such assets are written down to their fair value. In estimating future cash flows, management considers historical performance and assesses the effect of projected changes in competition, maturation of new stores and store remodels, merchandising and marketing strategies and general market conditions. Fair values were determined either by management, based on management's knowledge of local real estate markets and the value of equipment utilized in the supermarket industry, or by an independent third party valuation firm. No assurance can be given that the actual future cash flows will be sufficient to recover the carrying value of long-lived assets. Any reductions in the carrying value resulting from the application of this policy are reflected in the Consolidated Statement of Operations as "Asset impairment charge".

INVENTORIES

Our inventories are stated at the lower of cost or market. We follow the link-chain, dollar-value LIFO method when calculating our LIFO charge or credit. Vendor allowances, including early payment discounts, volume rebates, and funds for product placement and advertising, are generally recorded as a reduction of inventory cost based on average inventory turnover rates by product category.

We take physical counts of inventories throughout the year and record inventory shortages based on our physical counts. Where physical counts are not available we record an allowance for inventory shortages based on historical shrinkage percentages.


INTANGIBLE ASSETS

We have recorded intangible assets for favorable leases, pharmacy prescription files and computer software. We amortize our favorable leases over the remaining life of the lease including all favorable options. We amortize the pharmacy prescription files over five years and we amortize the computer software over five years. We consider these assets annually during our impairment testing.


ALLOWANCE FOR DOUBTFUL ACCOUNTS

We evaluate the collectability of our accounts and notes receivable based on our analysis of past due accounts and historical loss trends. We record an allowance for doubtful accounts against the receivable based on the amount that we believe is reasonably collectable. It is possible that our estimation process could differ materially from the actual amounts collected.


INCOME TAXES

We are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, various tax authorities audit our income tax returns. Although management believes these estimates are reasonable the actual results could differ resulting in a material effect on our consolidated financial statements.

SELF-INSURANCE LIABILITY

We are primarily self-insured for workers' compensation and general liability. Self-insurance liabilities are primarily calculated based on claims filed and an estimate of claims incurred but not yet reported. Workers' compensation and general liability reserves are determined based on historical loss history, industry development factors and trends related to actual payments. We have limited our total exposure related to self-insured liability claims incurred by maintaining stop-loss coverage with third party insurers, as defined in the applicable insurance policies, for claims incurred in excess of established stop-loss levels and policy deductibles. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends, legal interpretations and future levels of health care. Should a greater amount of claims occur compared to what was estimated or costs of health care increase beyond what was anticipated, reserves recorded may not be adequate and additional expense could be required in the consolidated financial statements.


PENSION ACCOUNTING

We currently are sole sponsors of four tax-qualified defined benefit pension plans (the "Pension Plans"). In accordance with the provisions of SOP 90-1, upon emergence from bankruptcy, the Company recorded the underfunded status of each of the defined benefit plans as a liability on the balance sheet. As of January 28, 2006, the Company adopted the provisions of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" and in accordance therewith reflected the underfunded status of the plans in its balance sheet at such date. Prospectively, the Company will adjust the liability to reflect the current funded status of the plan. Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income. The adoption of SFAS 158 resulted in the recognition of $8.3 million of unrecognized actuarial gains which arose during the period ended January 28, 2006 and a corresponding reduction in the defined benefit pension plan liability at January 28, 2006. Such unrecognized gains, net of deferred taxes of $3.4 million were credited to accumulated other comprehensive income in the amount of $4.9 million. The adoption of SFAS 158 had no effect on the Company's consolidated statement of operations for the period ended January 28, 2006. See Note 10 to the Consolidated Financial Statements for further discussion on pensions.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Pension Plans assets, a discount rate, and an assumed rate of compensation increase. After consultation with our actuaries, we determined these actuarial assumptions on our fiscal year end of each year to calculate liability information as of that date and pension expense for the following year. The discount rate assumption is determined based on the internal rate of return for Citigroup Pension Liability Index with maturities that are consistent with projected future plan cash flows. The assumed discount rate used to determine pension expense for the period ended January 28, 2006 was 5.48%. The assumed discount rate at January 28, 2006 of 5.68% will be used to determine pension expense for Fiscal 2007.

The assets of the plans consist of approximately 54% equity securities, 44% fixed income securities and 2% cash at January 28, 2006. The expected long-term rates of return on plan assets is based on historical and projected average rates of return for current and planned asset classes in the plan investment portfolio. At January 28, 2006 the expected long-term rate of return on plan assets to be used in the determination of pension expense for Fiscal 2007 was 7.5%. Based on an estimate of 50% bonds and 50% stock, the rate of return at January 28, 2006 was 10% and 5%, respectively.

Significant differences between our actual experience or significant changes in our assumptions, may materially affect the pension obligations and future expense. Additionally, changes in the fair value of plan assets at year end may materially affect our future pension expense. The fair value of plan assets can vary significantly from year to year.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at January 28, 2006 was $33 million with a weighted average interest rate of 9.49%. A 1% change in interest rates would impact pre-tax income by $0.3 million based on the debt outstanding at January 28, 2006. In addition to the variable rate debt we had $5 million of fixed rate debt outstanding at January 28, 2006 with a weighted average interest rate of 7.80%. We view the fixed rate debt as a partial hedge against interest rate fluctuations which should minimize the potential impact on earnings from interest rate changes.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                           PAGE
------------------------------------------                           ----

     Reports of Independent Accountants                                46


     Consolidated Financial Statements:

        Balance Sheets                                                 47

        Statement of Operations                                        49

        Statement of Cash Flows                                        50

        Statement of Stockholders' Equity                              51

        Notes to Consolidated Financial Statements                     52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Penn Traffic Company
Syracuse, New York

We have  audited  the  accompanying  consolidated  balance  sheets  of The Penn
Traffic Company (the "Company") as of January 28, 2006 and April 16, 2005 (effective date of plan of reorganization for accounting purposes), and the related consolidated statements of operations, cash flows and stockholders' equity for the period from April 17, 2005 to January 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Penn Traffic Company as of January 28, 2006 and April 16, 2005, and the consolidated results of its operations and its cash flows for the period from April 17, 2005 to January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on May 30, 2003, the Company filed for voluntary bankruptcy protection and reorganization under Chapter 11 of the United States Bankruptcy Code. On April 13, 2005, the Company's amended plan of reorganization became effective and the Company emerged from bankruptcy and effective April 16, 2005 adopted fresh-start reporting which results in a new reporting entity and a new basis of accounting.

The Company has not presented the selected quarterly financial data specified in item 302(a) of Regulation S-K that the Securities and Exchange Commission requires as supplementary information to the basic financial statements.


/s/ Eisner LLP


New York, New York
June 29, 2007

The Penn Traffic Company
Consolidated Balance Sheets
As of January 28, 2006 and April 16, 2005
(In thousands, except share and per share data)

                                                                  JANUARY 28,        APRIL 16,
                                                                     2006               2005
                                                                 ------------      -------------
                                                                                      (Note 3)
                                   ASSETS

CURRENT ASSETS:
   Cash                                                          $     12,432      $     29,304
   Accounts and notes receivable (less allowance for
      doubtful accounts of $3,174 and $3,243, respectively)            36,970            40,416
   Inventories (Note 3)                                               113,467           116,518
   Prepaid expenses and other current assets                            6,157            11,433
                                                                 ------------      ------------
                                                                      169,026           197,671
                                                                 ------------      ------------

CAPITAL LEASES:
   Capital leases                                                      12,023            12,023
   Less: Accumulated amortization                                      (1,026)                -
                                                                 ------------      ------------
                                                                       10,997            12,023
                                                                 ------------      ------------

FIXED ASSETS:
   Land                                                                11,588            11,584
   Buildings                                                           13,621            13,238
   Equipment and furniture                                             86,885            72,444
   Vehicles                                                             6,749             5,419
   Leasehold improvements                                               5,062               721
                                                                 ------------      ------------
                                                                      123,905           103,406
   Less: Accumulated depreciation                                     (16,276)                -
                                                                 ------------      ------------
                                                                      107,629           103,406
                                                                 ------------      ------------

OTHER ASSETS:
   Intangible assets (Note 5)                                          36,220            39,612
   Other assets                                                         5,335             6,845
                                                                 ------------      ------------
                                                                       41,555            46,457
                                                                 ------------      ------------

TOTAL ASSETS                                                     $    329,207      $    359,557
                                                                 ============      ============


        The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Consolidated Balance Sheets
As of January 28, 2006 and April 16, 2005
(In thousands, except share and per share data)

                                                                      JANUARY 28,        APRIL 16,
                                                                         2006               2005
                                                                     ------------     --------------
                                                                                          (Note 3)
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of obligations under capital leases (Note 4)      $      1,310      $      1,200
   Current maturities of long-term debt (Note 6)                              278               254
   Accounts payable                                                        36,695            35,075
   Other current liabilities (Note 7)                                      46,294            58,576
   Accrued interest expense                                                   557               554
   Deferred income taxes (Note 9)                                             119               344
   Liabilities subject to compromise (Note 8)                               2,871             8,497
                                                                     ------------      ------------
                                                                           88,124           104,500
                                                                     ------------      ------------


NON-CURRENT LIABILITIES:
   Obligations under capital leases (Note 4)                               12,429            13,425
   Long-term debt (Note 6)                                                 37,235            37,967
   Deferred income taxes (Note 9)                                          16,112            13,655
   Defined benefit pension plan liability (Note 10)                        27,600            39,959
   Other non-current liabilities (Note 7)                                  28,021            31,473
                                                                     ------------      ------------
                                                                          121,397           136,479
                                                                     ------------      ------------

TOTAL LIABILITIES                                                         209,521           240,979
                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTES 4, 6 AND 11)

STOCKHOLDERS' EQUITY:
   Preferred stock - authorized 1,000,000 shares,
      $.01 par value; none issued                                               -                 -
   Common stock - authorized 15,000,000 shares, $.01 par value;                85                85
      issued and to be issued 8,498,752 shares at both dates
   Capital in excess of par value                                         118,493           118,493
   Deficit                                                                 (3,811)                -
   Accumulated other comprehensive income                                   4,919                 -
                                                                     ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY                                           119,686           118,578
                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    329,207      $    359,557
                                                                     ============      ============


        The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Consolidated Statement of Operations
For the Period from April 17, 2005 to January 28, 2006
(In thousands, except share and per share data)



REVENUES                                                          $   1,015,893

COST AND OPERATING EXPENSES:
   Cost of sales                                                        754,995
   Selling and administrative expenses                                  256,300
                                                                  -------------

OPERATING INCOME                                                          4,598
   Interest expense                                                       8,289
   Reorganization expenses                                                1,023
                                                                  -------------

LOSS BEFORE INCOME TAXES                                                 (4,714)
   Income tax benefit (Note 3 and 9)                                       (903)
                                                                  -------------

NET LOSS                                                          $      (3,811)
                                                                  =============

   Shares outstanding and to be issued                                8,498,752

NET LOSS PER SHARE (BASIC AND DILUTED) (NOTE 3)                   $       (0.45)
                                                                  =============

The Penn Traffic Company
Consolidated Statement of Cash Flows
For the Period from April 17, 2005 to January 28, 2006
(In thousands)



OPERATING ACTIVITIES:
   Net (loss)                                                       $    (3,811)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization                                      19,075
      Amortization of deferred financing cost                             1,066
      Deferred income taxes                                              (1,164)
      (Gain) on sale of fixed assets                                       (605)

NET CHANGE IN OPERATING ASSETS AND LIABILITIES:
   Accounts and notes receivable, net                                     3,446
   Prepaid expenses and other current assets                              5,276
   Inventories                                                            3,051
   Liabilities subject to compromise                                     (5,626)
   Accounts payable and other current liabilities                       (10,659)
   Other assets                                                             444
   Defined benefit pension plan                                          (4,044)
   Other non-current liabilities                                         (1,799)
                                                                   -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 4,650
                                                                   ------------

INVESTING ACTIVITIES:
   Capital expenditures                                                 (20,533)
   Proceeds from sale of fixed assets                                       605
                                                                   ------------

NET CASH USED IN INVESTING ACTIVITIES                                   (19,928)
                                                                   ------------

FINANCING ACTIVITIES:
   Payments of mortgages                                                   (208)
   Net repayments under revolving credit facility                          (500)
   Reduction in capital lease obligations                                  (886)
                                                                   ------------

NET CASH USED IN FINANCING ACTIVITIES                                    (1,594)
                                                                   ------------

NET DECREASE IN CASH                                                    (16,872)

CASH AT THE BEGINNING OF PERIOD                                          29,304
                                                                   ------------

CASH AT END OF PERIOD                                              $     12,432
                                                                   ============

The Penn Traffic Company
Consolidated Statement of Stockholders' Equity For the Period from April 17,
2005 to January 28, 2006 (In thousands)

                                               Capital in                  Accumulated Other       Total
                                  Common        Excess of                     Comprehensive     Stockholders'
                                   Stock       Par Value       Deficit          Income             Equity
                                 -----------  -------------  ------------  ------------------  ---------------
Common stock to be issued
   in connection with plan
   of reorganization               $    85    $ 118,493        $     0                           $  118,578


   Net loss for the 41-week
    period ended
    January 28, 2006                                            (3,811)                              (3,811)
   Unrecognized actuarial
gain of pension plans,
    net of deferred taxes
    of $3,396                                                                       4,919             4,919
--------------------------------------------------------------------------------------------------------------
Balance at January 28, 2006        $    85    $ 118,493        $(3,811)         $   4,919        $  119,686
==============================================================================================================

The Penn Traffic Company
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

The Penn Traffic Company and its subsidiaries (the "Company") are engaged in the retail food business and the wholesale food distribution business. As of
January 28, 2006, the Company operated 110 supermarkets under the "P&C", "Quality" and "Bi-Lo" banners in upstate New York, Pennsylvania, Vermont and New Hampshire, and supplied 79 independent supermarkets and 41 other independent wholesale accounts. The Company services these owned and independent supermarkets and independent wholesale accounts through five distribution centers and a bakery.


NOTE 2 - VOLUNTARY BANKRUPTCY FILING AND REORGANIZATION

On May 30, 2003, The Penn Traffic Company and all of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The filing was made in response to pending defaults under the Company's then-existing loan agreements and a lack of liquidity to continue operations. Under Chapter 11, the Company continued to operate its businesses as debtor-in-possession under court protection from its creditors and claimants, while using the Chapter 11 process to substantially reduce its debt obligations and implement a plan of reorganization.

On February 2, 2005, the Company filed the First Amended Joint Plan of Reorganization (the "Plan") with the bankruptcy court. The Plan was confirmed on March 17, 2005 and became effective on April 13, 2005 (the "Effective Date").

Pursuant to the terms of the Plan, the following transactions occurred on or around the Effective Date:

    1. The Company entered into new credit agreements providing for borrowings of up to $164 million (see Note 6). Proceeds from these new credit agreements provided funds sufficient to repay a debtor-in-possession credit facility and all administrative and priority claims to the extent provided for in the Plan.

    2.   The  Company  sold  and  leased  back  its  five  owned   distribution
         facilities for a sales price of approximately $37 million.

    3. All shares of common stock and all stock options and warrants outstanding prior to the confirmation of the Plan were cancelled and the holders of such equity securities received no distributions under the Plan.

    4. The reorganized Company was authorized to issue new shares of common stock to unsecured creditors, which included holders of $100 million of senior notes, a claim by the Pension Benefit Guaranty Corporation or the "PBGC" of $60 million (see Note 10) and trade claims, all of whom were eligible to receive pro rata distributions of new shares of common stock and the right to share in potential proceeds from certain causes of action.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying  financial statements include the accounts of The Penn Traffic
Company  and  its  wholly-owned  subsidiaries.   All  significant  intercompany
balances and transactions have been eliminated in consolidation.


FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal year 2006 is the 41-week period from April 17, 2005, the commencement of Fresh-Start Reporting (see below), to January 28, 2006.


BASIS OF PRESENTATION

The accompanying consolidated financial statements as of April 16, 2005 and January 28, 2006, and for the fiscal period from April 17, 2005 to January 28, 2006, have been prepared in accordance with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") issued by the American Institute of Certified Public Accountants. Pursuant to the provisions of SOP 90-7, upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting which resulted in a new reporting entity and a new basis of accounting.

Although April 13, 2005 was the effective date of the Plan, the Company chose April 16, 2005 as the effective date for accounting purposes to adopt fresh-start reporting because of the proximity of that date to the end of an accounting period. Applying fresh-start reporting as of April 16, 2005 rather than the actual effective date of April 13, 2005 did not have a material effect on the financial condition or results of operations of the Company.

The reorganization value of the Company upon emergence from the Chapter 11 proceedings was approximately $195 million. The reorganization value represents the debt and equity value of the Company as of the effective date. Such value, which was determined with the assistance of the Company's financial advisors, was based upon various valuation methods, including discounted cash flow methodologies and analysis of comparable companies. The equity value of the Company upon reorganization amounting to approximately $118 million, was determined after taking into account approximately $77 million of debt, consisting of long-term debt, obligations under capital leases and defined benefit pension plan liabilities, net of related deferred taxes. In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. The fair values of the Company's long-lived assets were determined, in part, using information provided by third-party appraisers. The excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities over the total reorganization value of approximately $31.7 million has been recorded as a pro rata reduction of non-current assets.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.


REVENUE RECOGNITION

Revenue from the sale of products to retail customers is recognized at the time of sale. Discounts provided to customers through company sponsored loyalty programs are recognized as a reduction in sales as products are sold. Discounts provided through vendor coupons are not recognized as a reduction in sales to the extent the Company is reimbursed by the vendor. Pharmacy sales are recorded when prescriptions are picked up by the customer. Sales taxes are not recorded as a component of sales. Revenue from gift certificates is recognized upon redemption of the gift certificates for products.

Revenue from the sale of products to wholesale customers is recognized at the time of shipment.


COST OF SALES

Cost of sales includes the cost of product and related warehousing and freight costs. Vendor allowances are recorded as a reduction of cost of sales when the related product is sold in accordance with the provisions of Emerging Issues Task Force Issue 02-16. "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". Vendor allowances, including early payment discounts, volume rebates, and funds for product placement and advertising, are generally recorded as a reduction of inventory cost based on average inventory turnover rates by product category.

Vendor allowances recognized as a reduction of cost of sales for the period ended January 28, 2006 aggregated $43.8 million.


ADVERTISING

Advertising costs are expensed as incurred and included in selling and administrative expenses. Advertising expense for the period ended January 28, 2006 aggregated $11.1 million.


ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist primarily of amounts due from wholesale customers, debit and credit card sales, third party insurance pharmacy sales and vendor allowances. The Company establishes an allowance for doubtful accounts based on an analysis of past due accounts and historical loss trends.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, trade accounts payable and accrued expenses approximate their fair values due to the relatively short maturities of the instruments. For other debt, carrying value approximates fair value because their interest rates approximate market rates.


INVENTORIES

Inventories, consisting primarily of grocery and pharmacy products, are stated at the lower of cost or market. Cost is determined using the last-in, first-out method ("LIFO") using the estimated fair value of inventory on April 16, 2005 upon adoption of fresh-start reporting to determine LIFO cost for financial reporting purposes. If cost had been determined using the first-in, first-out method ("FIFO"), inventories would have been $1.5 million higher than reported at January 28, 2006.

The Company takes physical counts of inventories throughout the year and records inventory shortage adjustments based on the physical counts. Throughout the year the Company is accruing for inventory shortages based on historical trends and averages in the proper periods. Where physical counts are not taken at the year end, the Company establishes an allowance for inventory shortages based on historical shrinkage percentages.


FIXED ASSETS AND CAPITAL LEASES

Major renewals and betterments are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, the shorter of the estimated useful lives of the assets or the lease term (which includes renewal periods that are reasonably assured).

Estimated useful lives are as follows:

             Buildings                                    39 years
             Capitalized leases                           5 to 32 years
             Equipment and furniture                      3 to 10 years
             Leasehold improvements                       10 to 32 years
             Vehicles                                     3 to 8 years


Fixed  assets  are  reviewed   for   impairment   when  events  or  changes  in
circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from the use of the asset and its eventual disposal are less than the carrying amount.

INTANGIBLE ASSETS

Identifiable intangible assets consist primarily of favorable leases and pharmacy prescription files (both established upon adoption of fresh-start reporting). Favorable operating leases represent the present value of the difference by which market value rent exceeds contract rent and are amortized on a straight-line basis over the remaining lease term, including renewal options ranging from 2 to 32 years. Pharmacy prescription files are amortized on a straight-line basis over 5 years. Computer software is amortized over 5 years.

Identifiable intangibles are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from the use of the asset and its eventual disposal are less than the carrying amount.


UNFAVORABLE LEASES

Unfavorable operating leases (established upon adoption of fresh-start reporting) are reported in other non-current liabilities and represent the present value of the difference by which contract rent exceeds market value rent and are amortized on a straight-line basis over the remaining lease term, excluding renewal options, ranging from 2 to 13 years.


INCOME TAXES

Income taxes are provided based on the liability method of accounting. Deferred income taxes are recorded to reflect the tax consequences in future years of net operating loss carryovers and temporary differences between the tax basis of assets and liabilities and their corresponding financial reporting amounts at each year-end.


SELF-INSURANCE LIABILITY

The Company self-insures certain insurable risks related to workers' compensation and general product liability claims. The Company accrues estimated losses for unpaid claims, including incurred but not reported losses, with the assistance of an external actuary and by factoring in pending claims and historical loss experience. The Company also maintains self-insured health benefits plans, which provide medical and dental benefits to employees electing coverage under the plans. The Company accrues estimated losses for unpaid claims, including incurred but not reported claims, based on historical experience and other assumptions. Commercial policies are obtained to provide for coverage of certain risk exposure above the self-insured retention limits. The estimated liability associated with settling unpaid claims is included in other current liabilities if expected to be settled within one year, or otherwise is included in other non-current liabilities.

STORE PRE-OPENING COSTS

Store pre-opening costs are expensed as incurred.


STORE CLOSING COSTS

For operating leases related to closed stores, the Company records the fair value of the liability at the cease-use date, determined based on the discounted value of the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. Any one-time termination benefits are recognized at the time the benefits are communicated to the employees. Other related costs are recognized in the period when the liability is incurred.


PER SHARE DATA

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan. Common shares issued and estimated to be issued in settlement of claims filed in the Company's Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan. At January 28, 2006, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims (see Note 8).


RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R is required to be adopted in the first annual reporting period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS 123R effective January 29, 2006.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination. The Company is currently evaluating the effect of adopting FIN 48.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)" ("EITF 06-3") effective for periods beginning after December 15, 2006. EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in revenue if presented on a gross basis. The Company records sales net of applicable sales taxes. Therefore, the adoption of EITF 06-3 will have no effect on the presentation of the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurement" ("SFAS 157") effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The Company is currently evaluating the effect of adopting SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158") effective for fiscal years ending after December 15, 2006 with early application encouraged. SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur. The Company elected early application and adopted SFAS 158 effective as of January 28, 2006. The adoption of the recognition provision of SFAS 158 increased stockholders equity by $4.9 million, reduced the defined benefit pension plan liability by $8.3 million and reduced the deferred tax liability by $3.4 million at January 28, 2006 (see
Note 10).

NOTE 4 - LEASES

The  Company  leases  store  facilities  for the  operation  of its retail food business and distribution facilities for its wholesale food distribution business. In accordance with the provision of FASB Statement No. 13, "Accounting for Leases," certain of the leases meet the criteria to be recorded as capital leases. The remaining leases are recorded as operating leases. Most of the lease agreements provide for renewal options and require that the Company pay real estate taxes and other related expenses. Certain of the lease agreements also provide for contingent rent payments based on a percentage of sales.

The following is a summary of future minimum rent payments for operating leases and for capital leases as of January 28, 2006 (in thousands):

FISCAL YEAR ENDING                                OPERATING LEASES         CAPITAL LEASES
February 3, 2007                                    $      22,766           $      2,855
February 2, 2008                                           20,873                  2,855
January 31, 2009                                           19,759                  2,855
January 30, 2010                                           15,778                  2,781
January 29, 2011                                           13,761                  1,944
Thereafter                                                 70,935                 12,766
                                                    -------------           ------------

Total minimum lease payments                        $     163,872                 26,056
                                                    =============

Less: Amount representing interest                                                12,317
                                                                            ------------

Present value of net minimum lease payments                                       13,739

Less: Current portion                                                              1,310
                                                                            ------------

Long-term obligations under capital leases                                  $     12,429
                                                                            ============

Future minimum rent payments have not been reduced by minimum sublease rent income of $8.3 million due in the future under non-cancelable subleases.

Rent expense under operating leases for the period ended January 28, 2006 was $10.7 million as follows (in thousands):


                     Minimum rent                           $     13,115
                     Contingent rent                                 201
                     Less: sublease rent                          (2,625)
                                                            ------------
                     Net rent expense                       $     10,691
                                                            ============

NOTE 5 - INTANGIBLE ASSETS

Intangible assets as of January 28, 2006 and April 16, 2005 consist of the following (in thousands):

                                                            JANUARY 28, 2006                   APRIL 16, 2005
                                         --------------------------------------------------   ---------------
                                          GROSS CARRYING      ACCUMULATED                      GROSS CARRYING
                                              AMOUNT          AMORTIZATION         NET             AMOUNT
                                         ----------------    --------------    ------------   ---------------
      Amortized intangible assets:
             Favorable leases              $   26,739         $    (1,365)         25,374      $    26,739
        Pharmacy prescription files            10,362              (1,657)          8,705           10,362
             Computer software                  2,542                (401)          2,141            2,511
                                           ----------         -----------      ----------      -----------

                 Total                     $   39,643         $    (3,423)     $   36,220      $    39,612
                                           ==========         ===========      ==========      ===========

    Aggregate amortization expense:
             For the period ended January 28, 2006                 $     3,423


          Future Amortization:


          Fiscal Year Ending:
            February 3, 2007                $    4,280
            February 2, 2008                     4,129
            January 31, 2009                     4,129
            January 30, 2010                     4,129
            January 29, 2011                     2,024
               Thereafter                       17,529
                                            ----------

                                            $   36,220
                                            ==========

NOTE 6 - DEBT

Debt consists of the following at January 28, 2006 and April 16, 2005 (in thousands):

                                                                      JANUARY 28,        APRIL 16,
                                                                         2006               2005
                                                                     -------------     -------------
Revolving credit facility, interest (6.60% at January 28, 2006)
at prime plus .50% to 1.25% or LIBOR plus 2.00% to 2.75%,
maturing April 13, 2008                                              $     17,000      $     17,500

Term loan facility, interest (12.25% at January 28, 2006)
at prime plus 5.00%, maturing April 13, 2008                                6,000             6,000

Supplemental real estate credit facility, interest (12.75% at
January 28, 2006) at prime plus 5.50%, maturing April 13, 2008             10,000            10,000

Mortgages payable, interest at 6.125% to 12%, maturing at
various dates through May 1, 2021                                           4,513             4,721
                                                                     ------------      ------------

Total debt                                                                 37,513            38,221

Less: Current portion of long-term debt                                       278               254
                                                                     ------------      ------------

Total long-term debt                                                 $     37,235      $     37,967
                                                                     ============      ============


Maturities of debt over the next five years are as follows (in thousands):

                    Fiscal Year Ending:
                    February 3, 2007                           $       278
                    February 2, 2008                                33,314
                    January 31, 2009                                   280
                    January 30, 2010                                   298
                    January 29, 2011                                   324
                    Thereafter                                       3,019
                                                               -----------

                                                               $    37,513
                                                               ===========

On April 16, 2005, upon emergence from Chapter 11 proceedings, the Company entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130 million revolving credit facility and a $6 million term loan. Also on April 16, 2005, the Company entered into a supplemental real estate credit facility with another group of lenders, providing for borrowings of up to $28 million. Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets. Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability. At January 28, 2006, outstanding borrowings under both facilities aggregated $33 million and outstanding letters of credit under the revolving credit facility amounted to approximately $53 million. At such date, availability in excess of outstanding borrowings and letters of credit was approximately $54 million. Borrowings under the revolving credit and term loan facility are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on realty owned by the Company.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35 million for four consecutive days or less than $30 million for any one day), and limit the amount of capital expenditures, the assumption of additional debt and the payment of dividends. At no time through January 28, 2006 has we have been subject to compliance with these financial covenants because the amount available for borrowing has not dropped to those levels. However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at January 28, 2006.

On December 26, 2006, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of five stores.

The Company also has borrowings under mortgages secured by the related properties.

NOTE 7 - OTHER CURRENT AND OTHER NON-CURRENT LIABILITIES

Other current and non-current liabilities as of January 28, 2006 and April 16, 2005 consist of the following (in thousands):

                                                      JANUARY 28,    APRIL 16,
                                                         2006           2005
                                                      -----------   -----------

OTHER CURRENT LIABILITIES:

Payroll and related payroll taxes                     $    5,565    $     9,130
Workers compensation                                       9,980          8,828
Vacation and other compensated absences                   12,329         12,765
Reorganization costs                                         250          7,527
Employee benefits                                          5,310          5,467
State lottery                                              2,345          2,109
Utilities                                                  2,195          1,636
Professional fees                                          1,680          2,532
Other accrued liabilities                                  6,640          8,582
                                                      ----------    -----------

Total                                                 $   46,294    $    58,576
                                                      ==========    ===========


OTHER NON-CURRENT LIABILITIES:

Workers compensation                                  $   16,172    $    17,444
Unfavorable leases                                         5,767          7,420
General liability insurance                                1,294          1,657
Asset retirement obligations                                 928            862
Step rent liability                                          705              -
PBGC settlement                                            2,500          3,214
Store closing costs                                          655            876
                                                      ----------    -----------

Total                                                 $   28,021    $    31,473
                                                      ==========    ===========

NOTE 8 - LIABILITIES SUBJECT TO COMPROMISE

In connection with the Chapter 11 proceeding, there are two pending matters involving claims for the payment of money or the transfer of property. In one matter, the Ohio Bureau of Workers' Compensation ("OBWC") has filed priority and administrative claims aggregating $13.4 million for pre-petition unpaid workers' compensation premiums and for reserves to pay future claims arising from existing injuries. The OBWC has also filed claims aggregating $1.8 million for alleged non-payment of post-petition premiums and for reserves to pay future claims arising from existing injuries. The Company disputes the amounts of the claims, and is attempting to negotiate a settlement.

In another matter, a claimant has filed a priority claim allegedly arising under an agreement for a sale-leaseback transaction seeking either damages of $2.2 million or specific performance of the agreement. The Company disputes the merits of the claim and is defending against it.

During the period ended January 28, 2006, the Company paid $5.6 million in settlement of disputed claims. The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings. Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders' equity.


NOTE 9 - INCOME TAXES

The components of income tax benefit for the period ended January 28, 2006 are as follows (in thousands):

       Current tax provision
              Federal                                               $         -
              State                                                         261

       Deferred tax benefit
              Federal                                                      (908)
              State                                                        (256)
                                                                    -----------

       Total income tax benefit                                     $      (903)
                                                                    ===========

The following is reconciliation between the federal income tax benefit computed at the statutory federal income tax rate and actual income tax benefit (in thousands):


       Federal income tax benefit at statutory rate                 $    (1,677)
       State income taxes, net of federal income tax effect                 172
       Non-deductible expenses                                              602
                                                                    -----------
       Total income tax benefit                                     $      (903)
                                                                    ===========

The significant components of deferred income tax assets and liabilities at January 28, 2006 and April 16, 2005 are as follows (in thousands):

                                                                     JANUARY 28,       APRIL 16,
                                                                         2006             2005
                                                                     ------------     --------------
       Current deferred income tax assets / (liabilities)

                 Reserves and accruals                               $    19,076      $      19,427
                 Inventories                                             (19,195)           (19,771)
                                                                     -----------      -------------
                                                                            (119)              (344)
                                                                     -----------      -------------

       Non-current deferred income tax assets / (liabilities)

                 Beneficial leases and other intangible assets           (12,427)           (13,150)
                 Fixed assets                                            (21,774)           (24,788)
                 Capital leases                                           (4,492)            (4,911)
                 Pensions                                                 11,274             16,324
                 Goodwill (1)                                              5,695              6,896
                 Capital lease obligations                                 5,612              5,974
                                                                     -----------      -------------
                                                                         (16,112)           (13,655)
                                                                     -----------      -------------
       Net deferred income tax (liabilities)                         $   (16,231)     $     (13,999)
                                                                     ===========      =============

(1) Represents tax basis of deductible goodwill arising from acquisitions consummated in prior years.

Prior net operating loss carry forwards were entirely eliminated effective January 29, 2006 principally as a result of cancellation of debt in the Chapter 11 proceedings. Further, the Company lost a portion of the tax basis of its long-lived assets, reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its tax returns.

NOTE 10 - PENSION PLANS

The Company has four noncontributory defined benefit pension plans covering certain union personnel. The Company's policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations. For the Company's plans, normal retirement age is either 62 or 65, but provisions are made for earlier retirement. Benefits are determined either on average annual compensation and years of service, or as a pre-determined amount for each year of service. Full vesting occurs upon completion of five years of service. Assets of the Company's pension plans primarily consist of investments in publicly traded equity and debt securities.

In accordance with the provisions of SOP 90-1, upon emergence from bankruptcy, the Company recorded the underfunded status of each of the defined benefit plans as a liability on the balance sheet. As of January 28, 2006, the Company adopted the provisions of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" and in accordance therewith reflected the underfunded status of the plans in its balance sheet at such date. Prospectively, the Company will adjust the liability to reflect the current funded status of the plan. Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income. The adoption of SFAS 158 resulted in the recognition of $8.3 million of unrecognized actuarial gains which arose during the period ended January 28, 2006 and a corresponding reduction in the defined benefit pension plan liability at January 28, 2006. Such unrecognized gains, net of deferred taxes of $3.4 million were credited to accumulated other comprehensive income in the amount of $4.9 million. The adoption of SFAS 158 had no effect on the Company's consolidated statement of operations for the period ended January 28, 2006.

At April 16, 2005, the aggregate projected benefit obligation of the four defined benefit plans was $108.8 million and the aggregate fair value of plan assets was $68.8 million. The unfunded obligation of $39.9 million was recorded as a liability on the balance sheet. The following weighted- average assumptions were used to determine the projected benefit obligation as of April 16, 2005 - discount rate 5.48% and salary increases 3.00%.

Information as to the Company's four defined benefit pension plans as of January 28, 2006, which is the measurement date of the plans, and for the period then ended is as follows (in thousands):

                                                               JANUARY 28, 2006
                                                               -----------------

Change in benefit obligation
             Benefit obligation at beginning of period           $     (108,766)
             Service cost                                                (1,468)
             Interest cost                                               (4,356)
             Actuarial gain                                               2,836
             Benefits paid                                                4,154
                                                                 --------------

             Benefit obligation at end of period                       (107,600)

Change in plan assets
             Fair value of plan assets at beginning of period            68,824
             Actual return on plan assets                                 9,459
             Employer contributions                                       5,872
             Benefits paid                                               (4,155)
                                                                 --------------

             Fair value of plan assets at end of period                  80,000

Underfunded status                                               $      (27,600)
                                                                 ==============

                                                                  PERIOD ENDED
                                                                JANUARY 28, 2006
                                                                ----------------
Components of net periodic pension cost

             Service cost                                       $         1,468
             Interest cost                                                4,356
             Expected return on plan assets                              (3,979)
             Amount of recognized gains and losses                            -
                                                                ---------------

             Net periodic pension cost                          $         1,845
                                                                ===============

The weighted-average assumptions used to determine the benefit obligation as of January 28, 2006 are as follows:

             Discount rate                                                 5.68%
             Rate of compensation increase                                 3.00%

The weighted-average assumptions used to determine the net benefit cost for the period ended January 28, 2006 are as follows:

             Discount rate                                                 5.48%
             Expected return on plan assets                                7.50%
             Rate of compensation increase                                 3.00%


Plan assets by major category as of January 28, 2006 are as follows:

                                            Target Range       Actual Allocation

             Equity securities              50% to 60%                 54%
             Debt securities                40% to 50%                 44%
             Cash                            0% to 10%                  2%

The Company  considers the actual asset  categories of the invested  assets and the historical rates of return of those categories as the basis for establishing the expected long-term rate of return (7.5% at January 28, 2006) on plan assets.

For the year ended January 28, 2006, the Company contributed $5.9 million to the four defined benefit pension plans and for the year ended February 3, 2007, contributed $4.3 million to these plans.

The amount of benefits expected to be paid over each of the next six years and in the aggregate for the following five-year period are as follows (in thousands):

           YEAR                                       AMOUNT
           ----                                     ---------

           2007                                     $   5,002
           2008                                         5,092
           2009                                         5,080
           2010                                         5,205
           2011                                         5,434
           2012                                         5,735
           2013-2017                                   31,124

On May 20, 2004, a distress termination application was filed with the PBGC to terminate a cash balance pension plan sponsored by the Company. The PBGC filed various claims in bankruptcy court for payment of unfunded benefit liabilities. On February 4, 2005, the parties entered into a global settlement whereby the Company settled the PBGC claims by agreeing to pay the PBGC $0.155 million upon emergence from bankruptcy and $3.5 million over a two year period commencing six months after the emergence from bankruptcy. Further, the PBGC was permitted to retain a $60 million unsecured claim in the bankruptcy proceeding which was settled through the issuance of common shares pursuant to the Plan.

The Company maintains a 401(k) savings plan for eligible employees. The plan provides for matching contributions by the Company for all employees not covered by other union pension plans. The Company's contributions aggregated $1.4 million for the period ended January 28, 2006.

The Company also participates in seventeen multiemployer collective bargaining agreements that provide for employer contributions to fund union-sponsored pension and other benefits. The Company's contributions aggregated $3.9 million for the period ended January 28, 2006. While the Company has not indicated an intention to withdraw from any multiemployer plan, such withdrawal could result in an obligation to the plans for a portion of unfunded benefit obligations of the particular plans. The Company's aggregate withdrawal liability at January 28, 2006 is approximately $70 million. (See "Item 11. Executive Compensation -- Stock Options".)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The United States Attorney for the Northern District of New York and the Securities and Exchange Commission have been conducting investigations relating to the Company's promotional allowance practices and policies. Such investigations began prior to the Company's emergence from bankruptcy in April 2005. The Company has been cooperating with these investigations and has produced documents and made Company employees available for interviews as requested. The Company understands that these investigations are ongoing.

On June 1, 2006, the Company announced that the Audit Committee of the Board of Directors had completed its internal investigation of the Company's promotional allowance practices. The Audit Committee hired independent counsel to perform the investigation. The Audit Committee found that the Company had engaged in certain improper practices principally relating to the premature recognition of promotional allowances and that these practices had largely ceased by the time of the Company's Chapter 11 filing in May 2003. On February 3, 2006, the Company announced that the employment of the Company's Chief Marketing Officer and the Company's Vice President, Non-Perishables Marketing had been terminated following an interim report to the Audit Committee on the findings of the investigation.

In connection with these matters, the Company could be subject to damage claims, fines or penalties. At present, the Company is unable to estimate the likelihood of an unfavorable outcome or the amount of any damage claims, fines or penalties in the event of an unfavorable outcome and, accordingly, no liability has been recorded for this contingency.

The Company enters into various purchase commitments in the ordinary course of business. In the opinion of management, no losses are expected to result from these purchase commitments (see "Item 11. Executive Compensation -- Stock Options").

NOTE 12 - STOCK AWARD PLAN

On December 15, 2006, the Company established the 2006 Omnibus Award Plan (the "Award Plan"). Pursuant to the provisions of the Award Plan, the Company can grant stock options, restricted stock, phantom stock and stock appreciation rights. The amount of shares of common stock that can be granted are limited to 902,268 in the aggregate.

On December 15, 2006, the Company granted an aggregate of 150,000 shares of phantom stock to two officers of the Company. The awards provide for a payment in cash on the settlement date of May 1, 2009, or earlier in certain circumstances, of the difference between the value of the Company's common stock on the grant date and the settlement date. In accordance with FASB Statement No. 123R, "Accounting for Share Based Payment," the awards will be accounted for as compensation expense and a corresponding liability over the period to settlement date based on changes in the value of the Company's common stock.

On May 14, 2007, the Company granted an aggregate of 22,685 shares of phantom stock to five non-officer directors. The awards provide for a payment in cash on the settlement date, which is the earlier of when the individual ceases to be a member of the Company's Board of Directors or upon the occurrence of a change in control, as defined, of the value of an equivalent number of shares of common stock. The award was fully vested upon the grant date, and the Company will record a compensation charge with a corresponding liability for the fair value of the awards at date of grant. The liability will be adjusted based on changes in value of the Company's common stock, with a corresponding adjustment to compensation expense, at each period to settlement date.

NOTE 13 - SEGMENT INFORMATION

The Company operates in two segments - the retail food business and the wholesale food distribution business. The retail food business consists of 110 supermarkets which the Company operates. The wholesale food distribution business supplies 79 independent supermarkets and 41 other independent wholesale accounts with food and related products. The Company has allocated warehouse and transportation costs based on each segment's percentage of total shipments. In fiscal year 2007, we had a change in our allocation policy for warehouse and distribution. The calculation was modified to include order size and distance from the warehouse. Although this change will not have an effect on our consolidated results of operations, it may have a material effect on our segment reporting.


The Company's senior management utilizes more than one measurement to evaluate segment performance and allocate resources. However, the dominant measures utilized are revenues and operating income before depreciation and amortization and unallocated overhead expenses.

The accounting policies of the reportable segments are the same as those described in Note 3 except that the Company accounts for inventory on a FIFO basis at the segment level compared to LIFO basis at the consolidated level. The table below presents information with respect to operating segments as well as reconciliations to consolidated information (in thousands).

                                                              Wholesale Food         Reconciling
                                            Retail Food        Distribution             Items               Total
                                           --------------     ---------------      ---------------      --------------
Revenues                                     $  824,340         $    171,907         $   19,646    (1)   $ 1,015,893

Cost of sales                                  (579,288)            (158,656)           (13,715)   (2)      (751,659)  (4)
Selling and administrative expense             (207,260)              (6,438)           (26,863)   (3)      (240,561)  (4)

Operating income before
   depreciation and amortization                 37,792                6,813            (20,932)              23,673

Depreciation and amortization                   (16,568)              (1,337)            (1,170)             (19,075)
                                                                                                         -----------
Operating income                                                                                               4,598
Interest expense                                                                                              (8,289)
Reorganization costs                                                                                          (1,023)
                                                                                                         -----------

Consolidated loss before income taxes                                                                    $    (4,714)
                                                                                                         ===========

Total assets as of January 28, 2006          $  290,230   (5)   $     23,744   (5)   $   15,233     (6)  $   329,207
                                             ==========         ============         ==========          ===========

Capital expenditures for the period
   ended January 28, 2006                    $   16,649         $          -         $    3,884          $    20,533

    (1) Consists principally of approximately $12.2 million for bakery sales principally to customers other than those of the retail and wholesale segments and approximately $5.1 million for trucking revenues.

    (2) Consists principally of approximately $10.8 million for bakery sales and approximately $1.5 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

    (3) Consists principally of approximately $22.3 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $2.5 million of contract hauling costs associated with trucking revenue, and approximately $2.2 million of legal costs associated with the internal and SEC investigation relating to the Company's practices regarding promotional discounts and allowances.

    (4) Excludes depreciation and amortization of $3.3 million for cost of sales and $15.7 million for selling and administrative expenses.

    (5) The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

    (6) Consists principally of fixed assets and inventory of the bakery operation and general corporate assets.


NOTE 14 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

An analysis of the changes to the allowance for doubtful accounts for the period from April 17, 2005 to January 28, 2006 was as follows (in thousands):

           Balance at beginning of period                      $      3,243
           Additions charged to costs and expenses                    2,540
           Accounts written off, net of recoveries                   (2,609)
                                                               ------------
           Balance at the end of period                        $      3,174
                                                               ============

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

On September 6, 2006, Deloitte & Touche, LLP resigned as our independent registered public accounting firm.

Deloitte never rendered an audit report with respect to our financial statements for any period. During the fiscal years ended January 29, 2005 and January 28, 2006 and through Deloitte's resignation on September 6, 2006, there had been no disagreement between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

Except as described below, during the fiscal years ended January 29, 2005 and January 28, 2006 and through Deloitte's resignation on September 6, 2006, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). In connection with its resignation, Deloitte informed us that it was unwilling to rely on representations from our former internal General Counsel. Further, as a result of the interim findings of the Audit Committee's investigation that we had engaged in certain improper practices principally relating to the premature recognition of promotional allowances, which has been previously disclosed, Deloitte had advised us that it would need to expand significantly the scope of its audit. However, due to its resignation, Deloitte did not expand the scope of its audit.

We furnished a copy of the above disclosure to Deloitte and requested that Deloitte furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with such disclosure. Deloitte subsequently furnished us with a letter addressed to the Securities and Exchange Commission in which Deloitte agreed with the disclosure statements made by us.

On September 22, 2006, we announced that we had hired the accounting firm of Eisner LLP to serve as our independent auditor.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure controls and procedures under Rule 13a-15(e) of the Exchange Act are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and report, within the time periods specified in the SEC's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers. Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer were not with us during fiscal year 2006. Based on their current observations combined with observations by the disclosure committee (which is comprised of members of management, members of the audit committee and external counsel), management concluded that our disclosure controls and procedures were ineffective as of January 28, 2006 in providing reasonable assurance that material information requiring disclosure was brought to management's attention on a timely basis and that our financial reporting was reliable.


CHANGE IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING

Management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2006. In May 2007, we hired an outside consulting firm to assist management in its evaluation of the effectiveness of our internal controls over financial reporting, including disclosure controls and procedures. They have since determined they will use the framework established in "Internal Control-Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission.


ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As described in Part I, Item 1 of the Form 10-K, on May 30, 2003, we filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Members of the Board of Directors following our emergence from Chapter 11 were included in our plan of reorganization and are listed below along with their age as of January 28, 2006 and biographical information. We have not held a meeting of stockholders to elect directors since we emerged from bankruptcy on April 13, 2005.

We held 13 board meetings during the 41-week period ended January 28, 2006. Each director attended at least 92% of the meeting of the Board of Directors, plus meetings of committees on which the particular director served.

DIRECTORS FROM APRIL 13, 2005 TO CURRENT

NAME AND AGE                       BIOGRAPHICAL INFORMATION
------------                       ------------------------

Robert J. Kelly                Mr.  Kelly  has been our  Chairman  of the Board
Age: 61                        since April 2005.  Mr. Kelly was Chairman of the
Director since April 2005      Board of Reorganized Eagle Food Center Inc. from
                               2003 to present. Prior to that, between 2000 and
                               2003, Mr. Kelly was the Chairman of the Board of
                               Eagle Food Centers,  Inc.,  during which time he
                               led Eagle through a successful reorganization of
                               their senior debt and an orderly  liquidation of
                               the company.  Prior to that,  from 1995 to 2000,
                               Mr. Kelly was the Chairman, President and CEO of
                               Eagle Food Centers,  Inc. Prior to joining Eagle
                               Food Centers, Mr. Kelly was employed by The Vons
                               Companies,   from   1963  to  1995  in   various
                               management  positions,  including Executive Vice
                               President of Retailing.

John E. Burke                  Mr. Burke served as a consultant  for Nestle USA
Age: 65                        through  2006,  and has  worked at Nestle  since
Director since April 2005      1971. From 1991 through August,  2004, Mr. Burke
                               was the Vice President of Credit and Collections
                               for Nestle USA in the  United  States.  Prior to
                               that, in 1979, Mr. Burke was appointed Assistant
                               Treasurer of Nestle  Corporation.  Mr. Burke has
                               chaired  or  served  on  a  number  of  Official
                               Unsecured Creditors' Committees,  including that
                               of Fleming  Companies,  Inc.  Mr. Burke has also
                               served as a Director of  Cumberland  Farms,  the
                               National Food  Manufacturers  Credit Group,  the
                               Delaware Valley Credit  Management  Association,
                               and   the  New   York   Credit   and   Financial
                               Management.

Kevin P. Collins               Mr. Collins has been a member and a Principal of
Age: 56                        The Old Hill Company,  LLC  (financial  advisory
Director since 1999            services  company) since 1997. Mr. Collins was a
                               Principal of JHP  Enterprises,  Ltd.  (financial
                               advisory   services)  from  1991  to  1997.  Mr.
                               Collins  serves  as a  Director  of  Key  Energy
                               Services, Inc. (provider of oilfield services to
                               the   oil  and  gas   industry)   and   Metretek
                               Technologies,   Inc.  (provider  of  information
                               services to the energy industry). Mr. Collins is a director of Contractors Holding Inc. and a CFA charter holder.

Ben Evans                      Mr. Evans has served or is currently  serving as
Age: 76                        a Director  of Revco D.S.,  Inc.,  Kash n' Karry
Director since April 2005      Food   Stores,   Inc.,   Jamesway   Corporation,
                               Megafood  Stores,  Inc.,   Furrs/Bishop,   Inc.,
                               Gibson's   Discount   Centers,    Inc.,   Salant
                               Corporation,  Accord  Financial  Corp.,  Hampton
                               Industries,  Inc., Levitz Furniture, and Factory
                               Card & Party Outlet. Mr. Evans is a CPA and is a member and chairman of various audit committees.
                               Mr. Evans is our audit committee financial expert. Mr. Evans joined S.D. Leidesdorf &
                               Company, predecessor firm to Ernst & Young in 1954, became a partner at that firm in 1968, and retired from Ernst & Whinney as a partner in 1989. From 1978 through 1989, Mr. Evans was a member of Ernst & Whinney corporate financial service group. From 1989 until 1999, Mr. Evans was a consultant for the firm of Ernst & Young in their corporate financial services group.

Alan C. Levitan                Mr. Levitan currently serves on the Board of the
Age: 63                        New Jersey  Community  Food Bank, the Academy of
Director since April 2005      Food Marketing at St. Joseph's  University,  and
                               the  Arts  Council  of the  Morris  area  in New
                               Jersey.  Mr. Levitan is a former Director of the
                               Food   Marketing   Institute   and  former  Vice
                               Chairman  of the New Jersey  Food  Council.  Mr.
                               Levitan was also employed by Kings Super Markets in New Jersey in various management positions, including President and CEO. Prior to that, Mr.
                               Levitan was employed by Purity Supreme, Inc. for many years, progressing through a variety of positions, including Senior Vice President of Marketing and Merchandising and Division General
                               Manager.

Robert R. Panasuk              Mr. Panasuk is President & CEO,  serving in this
Age: 50                        role since  December  2006.  Mr.  Panasuk joined
Director since December 2006   Penn  Traffic  in  October  2006 as Senior  Vice
                               President,   Co-Chief  Operating  Officer.   Mr.
                               Panasuk was Executive Vice President of A&P from
                               2004 to 2005 where he was responsible for Merchandising, Marketing and Distribution for
                               U.S. Operations.  From 2002 to 2004 he served as
                               President of Waldbaum's Inc., and from 2001 to 2002 he was Executive Vice President A&P Canada.

Gregory J. Young               Mr.  Young is Executive  Vice  President & Chief
Age: 50                        Operating  Officer,  serving  in this role since
Director since December 2006   December   2006.   Mr.  Young  was  Senior  Vice
                               President  -  Chief   Marketing  &  Distribution
                               Officer of the Company between July and December
                               2006. From 2003 until he became  associated with
                               Penn  Traffic,  Mr. Young served as an executive
                               with  C&S  Wholesale  Grocers,   first  as  Vice
                               President  of  Perishables   and  then  as  Vice
                               President/General  Manager of C&S  Retail.  From
                               2001  to  2003  Mr.   Young   was   Group   Vice
                               President/General    Manager   for   A&P   Super
                               Foodmart.  From  2000 to 2001 he  served as Vice
                               President of Store Operations and from 1999 to 2000 he served as Vice President of Sales &
                               Merchandising  for A&P Super Foodmart.  Prior to
                               1999, Mr. Young served for more than 25 years in a number of management and other positions at the Company and its subsidiary, P&C Foods.

Kurt M. Cellar                 Mr.  Cellar  joined Bay  Harbour  Management  in
Age: 37                        1998.  Mr.  Cellar  is  a  Chartered   Financial
Director since June 2007       Analyst.  He is currently a director of Hardwood
                               Lumber Manufacturing and a former director of Telcove.

Scott Sozio                    Mr. Sozio  joined Bay Harbour in November  2004.
Age: 27                        Prior to joining Bay  Harbour,  Mr. Sozio worked
Director since June 2007       at  CIBC   World   Markets   in  the   Financial
                               Restructuring Group.

DIRECTORS FROM JANUARY 29, 2005 TO APRIL 12, 2005


NAME AND AGE                      BIOGRAPHICAL INFORMATION
------------                      ------------------------

Byron E. Allumbaugh            Mr.  Allumbaugh  is a business  consultant.  Mr.
Age: 75                        Allumbaugh was the Chairman and Chief  Executive
Director from 1999 until       Officer of the  former  Ralphs  Grocery  Company
April 2005                     from  1976  until  he   retired  in  1997.   Mr.
                               Allumbaugh   serves   as  a   Director   of  CKE
                               Restaurants,   Inc.  (quick-service   restaurant
                               company),  El Paso Energy  Company  (natural gas
                               and  energy   company),   Galyan's  Trading  Co.
                               (sporting   goods   company)   and  The   Pantry
                               (convenience store chain).

Richard P. Brennan             Mr.  Brennan has been the Portfolio  Manager and
Age: 50                        Managing  Director  responsible  for the Special
Director from 2002 until       Situations Group at Soros Fund Management,  LLC.
April 2005                     Prior to that time Mr.  Brennan was the Managing
                               Director responsible for all of the European credit business at Merrill Lynch as well as the head of the European Credit for Donaldson, Lufkin and Jenrette.

Kevin P. Collins               Mr. Collins has been a member and a Principal of
Age: 56                        The Old Hill  Company  LLC  (financial  advisory
Director since 1999            services  company) since 1997. Mr. Collins was a
                               Principal of JHP  Enterprises,  Ltd.  (financial
                               advisory   services)  from  1991  to  1997.  Mr.
                               Collins  serves  as a  Director  of  Key  Energy
                               Services, Inc. (provider of oilfield services to
                               the   oil  and  gas   industry)   and   Metretek
                               Technologies,   Inc.  (provider  of  information
                               services to the energy industry). Mr. Collins is a director of Contractors Holding, Inc. and a CFA charter holder.

James A. Demme                 Mr. Demme serves as an Investment  Principal for
Age: 66                        Sterling Capital Management, Inc., a Birmingham,
Chairman of the Board from     Alabama  -  based   investment   management  and
September 2003 until           venture  capital  firm. In 1997 Mr. Demme joined
April 2005                     Bruno's  as  Chairman  of the  Board  and  Chief
                               Executive Officer, engineering the Alabama based
                               supermarket company's successful reorganization.
                               Bruno's  was sold to Royal Ahold in 2001 and Mr.
                               Demme  retired  from  Bruno's  after  leading  a
                               successful transition program.  Prior to Bruno's
                               Mr. Demme was Chairman,  Chief Executive Officer
                               and  President  of  Homeland  Stores,   Inc.  an
                               Oklahoma-based  supermarket  company,  which  he
                               also guide through a successful  reorganization.
                               Mr.  Demme  has  also  held  senior   management
                               positions at the Schriver Company, and served as President and Chief Operating Officer at Shaw's
                               Supermarkets. Mr. Demme spent 20 years with the Great Atlantic and Pacific Tea Company, where he progressed through all store positions including
                               Store Manager and Division Manager.

Joseph V. Fisher               Mr. Fisher was our President and Chief Executive
Age: 64                        Officer  from  November  1998 until August 2003.
Director from 1998 until       From  1992 to  November  1998  Mr.  Fisher  held
April 2005                     senior   management   positions   with   Big   V
                               Supermarkets,   Inc.   ("Big   V"),  a  regional
                               supermarket  company  operating  primarily under
                               the ShopRite name, including President and Chief
                               Executive  Officer from 1995 to 1998;  Executive
                               Vice  President - Marketing and  Operations  and
                               Chief  Operating  Officer  from  1994  to  1995;
                               Senior Vice President - Marketing and Operations
                               from  1993 to 1994  and Vice  President  - Store
                               Operations  from 1992 to 1993. He also served as
                               a Director of Big V from 1993 to 1998.  Prior to
                               joining Big V, Mr. Fisher was employed by Purity
                               Supreme, Inc. (supermarket  company),  from 1973
                               to  1991,  in  various   management   positions,
                               including Senior Vice President - Supermarkets from 1985 to 1991.

Matthew Glass                  Mr.  Glass has worked in the  special  situation
Age: 47                        group  of  Soros  Fund  Management,   LLC  as  a
Director from 2002 until       Director since 2002.
April 2005

Richard L. Hockett             Mr.  Hockett  is  a  principal  at  DDJ  Capital
Age: 43                        Management,  LLC, which he joined in 1996. Prior
Director from 2003 until       to DDJ,  between  1994 - 1996,  Mr.  Hockett was
April 2005                     Vice  President and an analyst in the High Yield
                               Department at Keystone Investments. Prior to that, from 1989 to 1994, Mr. Hockett was vice
                               President in the Investment Banking Department at Salomon Brothers, Inc. Mr. Hockett has served on a number of Boards of Directors, including
                               Bruno's Supermarket, Inc.

Richard D. Holahan             Mr.  Holahan  is  Assistant  General  Counsel of
Age: 39                        Soros Fund  Management,  LLC,  and has worked at
Director from 2002 until       Soros since 1999. Mr. Holahan is also a director
April 2005                     of Seoul  Securities  Co. Ltd., a Korean  broker
                               dealer.

Peter J. Zurkow                Mr.  Zurkow was our  Chairman  of the Board from
Age: 53                        June 1999 until  September  2003.  Since January
Director from 1999             2002, Mr. Zurkow has been a Managing Director of
until April 2005               Investec,  Inc.  (investment banking firm). From
                               April 2001 to December  2001,  Mr.  Zurkow was a
                               private  investor.  From 1992 to April 2001, Mr.
                               Zurkow was a Managing  Director  of UBS  Warburg
                               (January 2001 to April 2001) and its predecessor
                               firm,  PaineWebber,  Inc.  (1992  to  2000).  He
                               served as a Director of Streamline, Inc. (online
                               grocery  company)  from  1997 to  1998,  Kash N'
                               Karry   Supermarkets   from  1994  to  1996  and
                               E-artgroup.com  (online art dealer) from 1999 to
                               2000

There are no family relationships among our directors and executive officers.

The members of the Compensation Committee as of January 28, 2006 are Messrs. Burke and Kelly. Mr. Burke is Chairman of the Compensation Committee. During Fiscal 2006, Mr. Chapman served on the committee as our advisor. Mr. Chapman was replaced in 2006 by Mr. Panasuk as an advisor to the committee. The
Compensation Committee reviews the annual recommendations of the Chief Executive Officer concerning the compensation of our certain of our employees, including the compensation plans, retirement plans and fringe benefit plans in which such persons participate, and makes reports and recommendations with respect to such matters to our Board of Directors. The Compensation Committee, which held ten meetings during fiscal year 2006, also administers our 2006 Omnibus Award Plan.

The members of the Audit Committee as of January 28, 2006 are Messrs. Evans, Collins and Levitan. Mr. Evans is Chairman of the Audit Committee and our audit committee financial expert. The Audit Committee held 14 meetings during Fiscal 2006.

EXECUTIVE OFFICERS FOR FISCAL YEAR 2006

NAME                        AGE    POSITION HELD
----                        ---    -------------

Robert J. Chapman           56     Chief Executive Officer and President
Charles C. Bostwick         56     Vice President of Information Technology and
                                   Chief Information Officer
Leslie H. Knox              60     Senior Vice President-Chief Marketing Officer
Randy P. Martin             50     Senior Vice President-Finance
Francis D. Price, Jr.       57     Vice President, General Counsel and Secretary


Executive officers are appointed by the Board of Directors and hold office until their successors have been appointed or until their earlier resignation or removal from office. A brief biography of each executive officer is presented below.

Mr. Chapman served as our President and Chief Executive Officer from April 2004 until October 2006. Mr. Chapman joined P&C Foods as a part-time store employee in 1968 and became store manager in 1974. Over the past 38 years, Mr. Chapman held a number of positions of increasing authority first at P&C and later at Penn Traffic after it purchased P&C in 1988. He served as Director of Store Operations, Director of Franchise Operations and Vice President of Wholesale and Franchise Operations. Mr. Chapman has also served on a number of Penn Traffic's internal committees, including the Operations Steering Committee and the Strategic Business Reorganization Committee.

Robert Panasuk, who joined us in October 2006, is our current President and Chief Executive Officer.

Mr. Bostwick held the position of Vice President of Information Technology and Chief Information Officer with us between 1998 and 2007. From 1993 to 1998 Mr. Bostwick held top IT positions for various divisions of Whirlpool, Asian Division. Mr. Bostwick was Vice President, MIS & Chief Information Officer, Long Drugstore, 1989 to 1993. Between 1986 and 1989 he was Director of Computing and Communication Services, Bekins.

Mr. Knox served as our Senior Vice President and Chief Marketing Officer from May 1999 until March 4, 2006. From 1995 until May 1999, Mr. Knox held the position of Vice President - Merchandising with Weis Markets, Inc. From 1984 until 1995, Mr. Knox held various management positions with ABCO Markets, Inc., including Senior Vice President of Sales and Marketing from 1988 to 1995. From 1969 to 1984, Mr. Knox was employed by Alpha Beta Company, a division of American Stores Company, in various management positions.

Mr. Martin served as our Senior Vice-President-Finance from March 2005 until January 2007. From January 1999 until March 2005 Mr. Martin held the position of Vice President-Finance and Chief Accounting Officer. From 1997 until January 1999, he served as our Vice President of Strategic Planning and Treasurer. From 1993 to 1997, Mr. Martin served as our Director of Taxes. From 1984 to 1993, Mr. Martin was employed by Price Waterhouse in various positions, including Senior Tax Manager from 1991 to 1993.

Tod A. Nestor, who joined us in May 2007, is our current Senior Vice President and Chief Financial Officer.

Mr. Price served as our Vice President and General Counsel from 1993, and as our Secretary from 1997, until November 2006. Mr. Price was Vice President and General Counsel of the Company's P&C division from 1985 until 1993. From 1978 to 1985, Mr. Price served in various other management positions at P&C.

Daniel Mahoney, who joined us in December 2006, is our current Vice President, General Counsel and Secretary.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued to (i) persons serving as President and Chief Executive Officer during fiscal year 2006 and
(ii) the four other most highly compensated executive officers (collectively, the "Named Executive Officers") during fiscal year 2006 for services rendered in all capacities during fiscal year 2004, fiscal year 2005 and fiscal year 2006.

                         SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------- ------------- ----------------
                                                                            Long-Term
                                                                           Compensation
                              Annual Compensation                             Awards
-------------------------------------------------------------------------- -------------
                                                                            Securities           All
                                                                            Underlying          Other
         Name and Principal            Fiscal     Salary         Bonus       Options/       Compensation
              Position                  Year        ($)         ($) (1)    SARs (#) (2)        ($) (3)
-------------------------------------------------------------------------- ------------- ----------------
Robert J. Chapman                       2006    $  451,000     $  67,713          -       $   16,087
  President and Chief Executive         2005       410,956        32,375        20,000        13,894
  Officer                               2004       196,215         7,358        20,000        10,782

Charles C. Bostwick                     2006    $  208,000     $  23,400          -       $   12,749
  Vice President of Information         2005       208,000        34,320        20,000        11,103
  Technology and Chief Information      2004       208,000         7,800        20,000        10,520
  Officer

Leslie B. Knox                          2006    $  305,000     $  61,000          -       $   13,555
  Senior Vice President and Chief       2005       305,000        58,713        50,000        12,731
  Marketing Officer                     2004       305,000          -           50,000         8,033

Randy P. Martin                         2006    $  221,452     $  31,853          -       $   12,822
  Senior Vice-President-Finance         2005       194,250        32,051        15,000        10,178
                                        2004       194,250         7,284        15,000         9,383

Francis D. Price                        2006    $  169,126     $  26,527          -       $   11,902
  Vice-President, General Counsel,      2005       169,126        27,906        20,000         8,743
  Secretary                             2004       169,126         6,342        20,000         7,582
-------------------------------------------------------------------------- ------------- ----------------

-------------------------------

(1) Amounts shown were payments under our Key Employee Retention Program (see below).

(2) On June 29, 1999, we adopted an Equity Plan. Pursuant to the Equity Plan, on July 7, 1999 Messrs. Chapman, Bostwick, Knox, Martin and Price were awarded options to purchase shares of our Common Stock then existing with an exercise price of $12.13 per share and a four-year vesting period. The numbers of shares awarded were 20,000, 20,000, 50,000, 15,000 and 20,000, respectively. The options were voided upon our emergence from bankruptcy on April 13, 2005.

(3) Amounts shown include the contribution to a company-sponsored 401(k) plan, life insurance, health insurance, and disability insurance.

Compensation for our Executive Officers is comprised of:

    o    Salary
    o    Sign on bonus
    o    Performance based bonus
    o    Relocation
    o    Retirement & other benefits

We  provide  our  executive   officers  with  fixed  and  variable  amounts  of
compensation including annual salary reviews approved by the compensation committee.

Store Managers and Assistant Managers were eligible to receive performance based bonuses. Based on other factors such as our financial condition, the compensation committee did not approve a plan for the executive and other non-store employees fiscal year 2006. The amount of the Managers' bonuses were based on targeted performance levels established by executive management and approved by the Board of Directors.

Company directors and executives were paid retention bonuses in order to secure their services during the reorganization period.

We provide retirement benefits to all non-union employees that have worked at least 6 months in their position. We match 50% of the employees' contribution up to 1.5%. We also contribute an annual match of 3% for participants in our 401(k) plan. We also contribute to health and group life insurance for all levels of employees.


KEY EMPLOYEE RETENTION PLAN

On October 24, 2003, the bankruptcy court approved our Key Employee Retention, Incentive and Severance Plan. We implemented the Key Employee Retention Plan with the goal of retaining and incentivizing management and other key employees to stabilize and continue our operations, implement a plan of reorganization and preserve and enhance our value business during our Chapter 11 proceedings.

RETIREMENT PLANS

Our named executive officers are eligible to participate in our sponsored 401(k) plan after six months of employment. Under the plan, employees make contributions from 1% to 25% of salary, tax-deferred up to the maximum Internal Revenue Code limit and we match 50% of the first 3% of employee deferral after one year of employment. In addition, once an employee completes six months of service, we will make a contribution of 3% of the participants' total compensation to the 401(k) plan each year.


COMPENSATION OF DIRECTORS

Set forth below is the fee schedule for directors. Directors who are also officers are not eligible to receive board fees.


                ANNUAL RETAINER FEE
                -------------------
                    Chair                                 $      50,000
                    Director                                     25,000

                BOARD MEETING FEES
                ------------------
                    Chair                                         1,500
                    Director                                      1,500

                COMMITTEE FEES
                AUDIT AND COMPENSATION:
                -----------------------
                    Chair - annual                                5,000
                    Chair and Member meeting                      1,000


In addition to fees listed above, directors are reimbursed for expenses and receive $750 for each telephonic meeting.

The following table sets forth amounts paid by us to directors in connection with their services to us in fiscal year 2006. The second quarter retainer fees were paid on a pro-rata basis.


                                                      FEES EARNED OR
                NAME                                   PAID IN CASH
                ----                                   ------------
                John E. Burke                             54,511
                Kevin P. Collins                          54,500
                Ben Evans                                 56,511
                Robert J. Kelly                           72,601
                Alan C. Levitan                           56,926


In fiscal year 2007, certain members of the Board were grantd phantom stock (see "Item 11. Executive Compensation -- Stock Options").

CURRENT EMPLOYEES - EMPLOYMENT AGREEMENTS

We have entered into employment agreements with Mr. Panasuk pursuant to which he serves as Chief Executive Officer and President, Mr. Nestor, pursuant to which he serves as Senior Vice and President Chief Financial Officer, Mr. Young, pursuant to which he serves as Executive Vice President and Chief Operating Officer, and Mr. Mahoney, pursuant to which he serves as Vice President General Counsel and Secretary. Certain terms of these agreements are described below under Summary Compensation Table. The employment agreements for Mr. Panasuk, Mr. Nestor, Mr. Young and Mr. Mahoney, are described below in detail, which include annual salary, provisions for participation in our Management Performance Incentive Plan, 401(k) Plan, health care and other employee benefit programs and change in control severance payments. Employment agreements for Mr. Panasuk and Mr. Young also provide for participation in the Company 2006 Omnibus Award Plan.


EMPLOYMENT AGREEMENT OF ROBERT PANASUK

On December 12, 2006, Mr. Panasuk was appointed our Chief Executive Officer and appointed to the Board of Directors. Pursuant to an offer letter from us dated December 12, 2006, Mr. Panasuk will be entitled to receive an annual salary of $500,000, with a performance and salary review within the first six months of employment. In addition to participation in our 401(k), health insurance and other employee benefits programs, Mr. Panasuk will be entitled to participate in our Management Performance Incentive Program (Bonus), pursuant to which he will be eligible to receive 75% of his base salary at 100% of Plan, increasing to 150% of his base salary for exceeding the Plan. In addition, Mr. Panasuk received a "phantom stock" award under our 2006 Omnibus Award Plan. The phantom stock award entitles Mr. Panasuk, subject to his continued employment with us or an affiliate thereof through the settlement date, to a cash payment on the settlement date of the award equal to the excess, if any, of the fair market value of 100,000 shares of our common stock on the settlement date over the fair market value on the date of grant. The fair market value of a phantom stock award on any given date is equal to the average of the high bid and low ask price of our common stock on the Pink Sheets as of the most recent trading day proceeding such date on which a sale of our common stock occurred on the Pink Sheets. The shares of phantom stock will settle on the earlier of (i) May 1, 2009, (ii) the death or disability of Mr. Panasuk or (iii) a "change of control" (as such term is defined in our 2006 Omnibus Award Plan). Pursuant to the Offer letter dated October 6, 2006, Mr. Panasuk will also be entitled to receive (i) the sign-on bonus of $100,000, which was paid in three installments
(ii) relocation expenses and (iii) the other benefits described in his existing arrangement with us relating to his previous position. Mr. Panasuk is entitled to 78 weeks of severance based on the terms of his change of control agreement.

EMPLOYMENT AGREEMENT OF GREG YOUNG

On December 12, 2006, Gregory J. Young was appointed Executive Vice President - Chief Operating Officer and was appointed to the Board of Directors Pursuant to an offer letter from us dated December 12, 2006. Mr. Young will be entitled to receive an annual salary of $400,000, with a performance and salary review within the first six months of employment. In addition to participation in our 401(k), health insurance and other employee benefits programs, Mr. Young will be entitled to participate in the our Management Performance Incentive Program (Bonus), pursuant to which he will be eligible to receive 60% of his base salary at 100% of the Plan, increasing to 120% of his base salary for exceeding the Plan. In addition, Mr. Young received a "phantom stock" award under the 2006 Omnibus Award Plan. The phantom stock award entitles Mr. Young, subject to his continued employment with us or an affiliate thereof through the settlement date, to a cash payment on the settlement date of the award equal to the excess, if any, of the fair market value of 50,000 shares of our common stock on the settlement date over the fair market value on the date of grant. The fair market value of a phantom stock award on any given date is equal to the average of the high bid and low ask price of our common stock on the Pink Sheets as of the most recent trading day preceding such date on which a sale of our common stock occurred on the Pink Sheets. The shares of phantom stock will settle on the earlier of (i) May 1, 2009, (ii) the death or disability of Mr. Young or (iii) a "change of control" (as such term is defined in our 2006 Omnibus Award Plan). Mr. Young will also continue to be entitled to receive the other benefits described in his existing agreement with us relating to his current position, the material term of which were described under Item 1.01 of our Current Report on Form 8-K filed on October 6, 2006. He is also entitled to receive up to 52 weeks of severance based on the terms of his change of control agreement.


EMPLOYMENT AGREEMENT OF TOD NESTOR

On May 2, 2007, we delivered an offer letter to Tod Nestor with respect to his employment as Senior Vice President - Chief Financial Officer. Pursuant to the Offer Letter, Mr. Nestor will be entitled to receive an annual salary of $275,000 as well as a sign-on bonus of $50,000, "grossed up," payable in three installments, the first installment of 50% to be payable upon the date he commences his employment in Syracuse, NY, the second installment of 25% to be payable three months thereafter and the final installment of 25% to be payable six months thereafter. In addition to participation in our 401(k), health insurance and other employee benefits programs, Mr. Nestor will be entitled to participate in our Management Performance Incentive Program (Bonus), pursuant to which he will be eligible to receive 45% of his base salary up to a maximum of 90% for exceeding the plan. He will also be entitled to receive $15,000 "grossed up" after 60 days of employment in lieu of a company car, up to $2,500 per month plus expenses for up to nine months for temporary housing expenses, as well as 52 weeks of severance based on the terms of his change of control agreement.

EMPLOYMENT AGREEMENT OF DANIEL MAHONEY

On December 10, 2006, we delivered an offer letter to Daniel Mahoney with respect to his employment as Vice President, General Counsel. Pursuant to the Offer Letter, Mr. Mahoney will be entitled to receive an annual salary of $175,000 as well as a sign-on bonus of $42,500 payable in two installments, the first installment of $28,750 to be payable upon the date he commences his employment in Syracuse, NY, the second installment of $13,750.00 to be payable three months. In addition to participation in our 401(k), health insurance and other employee benefits programs, Mr. Mahoney will be entitled to participate in our Management Performance Incentive Program (Bonus), pursuant to which he will be eligible to receive 40% of his base salary up to a maximum of 80% for exceeding the Plan. He will also be entitled to receive $2,000 per month for three months for temporary housing expenses, as well as 52 weeks of severance based on the terms of his change of control agreement.


FORMER EMPLOYEES - EMPLOYMENT AGREEMENTS

In connection with the resignation of Mr. Chapman as our President and Chief Executive Officer, effective as of October 2, 2006, Mr. Chapman is entitled to receive severance payments pursuant to our severance policy, which entitles Mr. Chapman to 78 weeks of severance pay based on an annualized salary of $477,611. Additionally, Mr. Chapman will continue to receive health care, life insurance and 401(k) contributions through the severance payout period.

On March 16, 2005, Randy P. Martin was appointed as our Senior Vice President - Finance. Mr. Martin's agreement with us called for him to receive an annual salary of $225,000. Mr. Martin was eligible to participate in our benefits programs.

In connection with the resignation of Mr. Martin as our Senior Vice President - Finance, effective as of January 26, 2007, Mr. Martin is entitled to receive severance payments pursuant to our severance policy, which entitles Mr. Martin to 52 weeks of severance pay based on an annualized salary of $236,242. Additionally, Mr. Martin will continue to receive health care, life insurance and 401(k) contributions through the severance payout period.

In connection with the resignation of Mr. Price as our Senior Vice President General Counsel and Secretary, effective as of November 10, 2006, Mr. Price is entitled to receive severance payments pursuant to our severance policy, which entitles Mr. Price to 52 weeks of severance pay based on an annualized salary of $169,126. Additionally, Mr. Price will continue to receive health care, life insurance and 401(k) contributions through the severance payout period.

CHANGE OF CONTROL AGREEMENT

Our Change of Control Protection Agreement, effective from April 17, 2006 through April 17, 2009, provides that in the event of a "Change of Control" (as defined in the agreement), certain employees are eligible to receive severance payments ranging from 12 weeks to 78 weeks of base salary if such employee's employment is terminated within one year of such change of control for reasons other than "Cause" or "Total Disability" (each as defined in the agreement) or if the executive terminates his/her employment for "Good Reason" (as defined in the agreement) within one year of such change of control.


STOCK OPTION PLANS

Upon emergence from bankruptcy on April 13, 2005, all stock options relating to the 1999 Equity Plan were voided.

The 2006  Omnibus  Award Plan  provides a means  through  which we may  attract talented persons to enter and remain in our employment and to provide means whereby our employees, directors and affiliates can acquire and maintain Common Stock ownership, or be paid incentive compensation measured by reference to the value of Common Stock, thereby strengthening their commitment to our affiliates welfare and promoting an identity of interest between stockholders and these persons. The Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Deferred Stock Units, Phantom Stock Awards, Stock Bonuses and Performance Compensation Awards or any combination of the foregoing.

In December of Fiscal 2007 a total of 150,000 shares of Phantom Stock were granted under the Plan to the Mr. Panasuk and Mr. Young. On May 14, 2007, the Board of Directors granted phantom stock awards under the Plan to John Burke, Kevin Collins, Ben Evans, Alan Levitan and Robert Kelly, all of whom are independent members of the Board. Each recipient received three separate grants of phantom stock awards, with each recipient receiving grant of 1,242, 1,656 and 1,659 phantom stock awards. In addition, beginning in 2008, non-employee members of the Board will receive an annual grant of phantom stock on the first Monday of each fiscal year. Such annual phantom stock award will provide for a cash payment on the settlement date equal to the fair market value (as defined in the Plan) on the settlement date of the number of whole shares of our common stock, par value $0.01 per share, which had a fair value equal to $25,000 on the grant date.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common shares as of August 1, 2007 (unless otherwise indicated) by: (i) each person who beneficially owns 5% or more of our common shares; (ii) each of our directors; (iii) each of the persons named in the Summary Compensation Table set forth herein; and (iv) all directors and executive officers as a group. The information set forth below for 5% stockholders was derived from publicly available reports made by the persons listed below on Forms 13G and 13D. We have not attempted to verify any of this information. All shares of our common stock issued prior to the effective date of our plan of reorganization were deemed cancelled as provided in our plan of reorganization. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares beneficially owned by them. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or group of persons has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named below, any security which such person or persons has the right to acquire within 60 days (including shares which may be acquired upon exercise of warrants or upon exercise of vested portions of stock options) is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. On August 9, 2007, there were 8,297,697 shares of Common Stock outstanding.

                                                                AMOUNT & NATURE OF
NAME AND ADDRESS OF                                                 BENEFICIAL        PERCENT OF
BENEFICIAL OWNER                                                     OWNERSHIP           CLASS
-------------------------------------------------------------------------------------------------
Bay Harbour Management, L.C.(1)                                    1,912,992              23.1%
885 Third Avenue
New York, NY 10022

Pension Benefit Guaranty Corporation (2)                           1,874,134              22.6%
Agent: JP Morgan Investment Management, Inc
522 Fifth Avenue
New York, NY 10036

King Street Capital Management, L.L.C.(3)                          1,174,908              14.2%
65 East 55th Street
30th  Floor
New York, NY 10022

Southpoint Capital Advisors, LP (4)                                  607,236               7.3%
623 Fifth Avenue Suite 2503
New York, NY 10022

CR Intrinsic Investors LLC (5)                                       460,085               5.5%
72 Cummings Point Road
Stamford, CT  06901

All directors and executive officers as a Group (22 persons)               0               0%

    John E. Burke, Kevin P. Collins, Ben Evans, Robert J. Kelly, Alan C. Levitan, Robert J. Chapman, Byron E. Allumbaugh, Richard P. Brennan, James Demme, Joseph V. Fisher, Matthew Glass, Richard L. Hockett, Richard D. Holahan, Peter L. Zurkow, Charles G Bostwick, Leslie H Knox, Randy P. Martin, Francis P Price, Robert R. Panasuk, Gregory J. Young, Tod A. Nestor and Daniel J. Mahoney

1) As reported in the Schedule 13D (Amendment No. 5) filed with the SEC on February 16, 2007.

2) On September 28, 2005, JP Morgan Investment Management, Inc., or "JPMIM", as agent for the PBGC and pursuant to an investment management agreement between JPMIM and PBGC, received 1,874,134 of our common shares, which shares were distributed to the PBGC in accordance to our plan of reorganization.

3)  As reported in the Schedule 13D filed with the SEC on June 15, 2007.

4) As reported in the Schedule 13G/A (Amendment No. 1) filed with the SEC on February 9, 2006.

5)  As reported in the Schedule 13G filed with the SEC on April 25, 2007.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the federal securities laws, the directors and executive officers and any persons holding more than 10% of our common shares are required to report their initial ownership of such shares and any subsequent changes in that ownership to the SEC. To our knowledge, based upon a review of the copies of the reports furnished to us and written representations that no other reports were required, these filing requirements were satisfied during fiscal year 2006.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 12, 2006, Robert J. Kelly, our Non-Executive Chairman of the Board, terminated the Consulting Agreement, dated as of June 29, 2006, between us and Mr. Kelly. Pursuant to which Mr. Kelly had been providing certain consulting and advisory services to us, including certain services customarily performed by a chief executive officer of a corporation. We paid Mr. Kelly $0.2 million during this time period for his services.

On September 16, 2003, we entered into a Chairman Retention Agreement with James A. Demme. Pursuant to the Chairman Retention Agreement, Mr. Demme served as the Chairman of our Board of Directors and managed and directed our merchandising, operational and other strategic decisions, assisted in formulating the plans of reorganization, and had such other responsibilities as are typically performed by the Chairman of the Board of Directors. Mr. Demme's last day of employment was January 29, 2005 and he was replaced as Chairman of Board upon emergence. Mr. Demme was paid $0.9 million during fiscal year 2006.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed by Eisner LLP for the audit of our financial statements for the 41-week period ended January 28, 2006, totaled approximately $4.8 million. Such fees represented the total fees for audit services. There were no audit related tax or other fees billed by Eisner LLP related to services rendered during such period.

Pre-approval Policy. Pursuant to its Charter, the Audit Committee is required to pre-approve the audit services to be performed by the independent accountants in order to assure the provisions of such services does not impair the auditor's independence. All the above services do not impair the auditor's independence. All of the above services were approved by the Audit Committee in accordance with its pre-approval policy.

Annually, the independent accountants will present to the Audit Committee services expected to be performed by independent accountants over the next 12 months. The audit committee will review and, as it deems appropriate, pre-approve those services.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

Our consolidated financial statements filed as part of this report appear beginning on page 45.

EXHIBITS:

The following are filed as Exhibits to this Report:


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

    2.1 First Amended Joint Plan of Reorganization of The Penn Traffic Company and its Affiliated Debtors and Debtors-in-Possession, dated February 4, 2005 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 24, 2005).

    2.2 Notice of Technical Modifications to the First Amended Joint Plan of Reorganization of The Penn Traffic Company and its Affiliated Debtors and Debtors in Possession under Chapter 11 of the Bankruptcy Code dated February 4, 2005 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on March 24, 2005).

    3.1       Second  Amended  and  Restated   Certificate   of   Incorporation
              (incorporated by reference to Exhibit 3.1 to Form 8-A12G/A filed on April 13, 2005).

    3.2 Amended and Restated By-Laws of Penn Traffic (incorporated by reference to Exhibit 2 to Form 8-A12G/A filed on June 29, 1999).

   10.1 Global Settlement Agreement and Mutual Release, dated as of February 4, 2005, by and between The Pension Benefit Guaranty Corporation, the Official Committee of Unsecured Creditors and The Penn Traffic Company and its affiliated debtors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 11, 2005).

   10.2 Form of Change in Control Protection Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on April 18,
              2006).

EXHIBITS NO.
------------

    10.3 Credit Agreement, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; General Electric Capital Corporation; JP Morgan Chase Bank, N.A.; The CIT Group/Business Credit; GECC Capital Markets Group, Inc.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 12, 2006).

    10.4 Supplemental Loan Credit Agreement, dated as of April 13, 2005, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; Kimco Capital Corp.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on September 12,
              2006).

    10.5 Amendment, dated December 28, 2006, to the Credit Agreement, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; General Electric Capital Corporation; JP Morgan Chase Bank, N.A.; The CIT Group/Business Credit; GECC Capital Markets Group, Inc.; and the other lenders signatory thereto from time to time.

    10.6 Amendment, dated December 28, 2006, to the Supplemental Loan Credit Agreement, dated as of April 13, 2005, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; Kimco Capital Corp.; and the other lenders signatory thereto from time to time.

    10.7 Consulting Agreement, dated as of June 29, 2006, between The Penn Traffic Company and Robert J. Kelly (incorporated by reference to
              Exhibit 99.1 to the Form 8-K filed on June 30, 2006).

    10.8 Offer Letter, dated as of October 2, 2006, between The Penn Traffic Company and Robert Panasuk (incorporated by reference to
              Exhibit 99.1 to the Form 8-K filed on October 6, 2006).

    10.9 Offer Letter, dated as of December 12, 2006, between The Penn Traffic Company and Robert Panasuk (incorporated by reference to
              Exhibit 99.1 to the Form 8-K filed on December 18, 2006).

    10.10 Description of Material Terms of Compensation of Randy P. Martin (incorporated by reference to the Form 8-K filed on March 15, 2005).

EXHIBITS NO.
------------

    10.11 Severance Agreement between The Penn Traffic Company and Randy P. Martin (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on February 1, 2007).

    10.12 Offer Letter, dated May 2, 2007, between The Penn Traffic Company and Tod A. Nestor (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 9, 2007).

    10.13 The Penn Traffic Company 2006 Omnibus Award Plan (incorporated by reference to Exhibit 99.4 to the Form 8-K filed on December 18,
              2006).

    10.14 Form of The Penn Traffic Company Phantom Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 18, 2007).

    10.15 Second Amendment, dated as of August 1, 2007, to the Credit Agreement, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; General Electric Capital Corporation; JP Morgan Chase Bank, N.A.; The CIT Group/Business Credit; GECC Capital Markets Group, Inc.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on August 13, 2007).

    10.16 Second Amendment, dated as of August 1, 2007, to the Supplemental Loan Credit Agreement, dated as of April 13, 2005, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; Kimco Capital Corp.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on August 13, 2007).

    16.1 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated September 12, 2006 (incorporated by reference to
              Exhibit 99.1 to the Form 8-K filed on September 12, 2006).

    21.1      Subsidiaries of The Penn Traffic Company.

    31.1 Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

EXHIBITS NO.
------------

    31.2 Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

    32.1 Certification of CEO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

    32.2 Certification of CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 16th day of August 2007.

                THE PENN TRAFFIC COMPANY


                By:     /s/  Robert R. Panasuk
                       --------------------------------------
                Name:   Robert R. Panasuk
                Title:  Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:


Signature                     Title                             Date


/s/ Robert J. Kelly           Chairman of the Board             August 16, 2007
---------------------------
Robert J. Kelly


/s/ John E. Burke             Director                          August 16, 2007
---------------------------
John E. Burke


/s/ Kevin P. Collins          Director                          August 16, 2007
---------------------------
Kevin P. Collins


/s/ Ben Evans                 Director                          August 16, 2007
---------------------------
Ben Evans


/s/ Alan C. Levitan           Director                          August 16, 2007
---------------------------
Alan C. Levitan


/s/ Robert  R. Panasuk        Chief Executive Officer and       August 16, 2007
---------------------------   President and Director
Robert R. Panasuk


/s/ Gregory J. Young          Executive Vice President          August 16, 2007
---------------------------   Chief Operating Officer and
Gregory J. Young              Director


/s/ Tod A. Nestor             Senior Vice President             August 16, 2007
---------------------------   Chief Financial Officer
Tod A. Nestor