Form 10-K
period 2007-02-03
PENN TRAFFIC CO
filed 2007-10-31
CIK 77155

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 3, 2007
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate  by check  mark if the  registrant  is not  required  to file  reports
pursuant to, Section 13 or 15(d) of the Act. YES [_]   NO [X]

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

Large accelerated filer [_]   Accelerated filer [X]   Non-accelerated filer [_]

Indicated by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   YES [_]   NO [X]

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was approximately $89,806,019 as of July 29, 2006, the last business day of the registrant's most recently completed second fiscal quarter.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   YES [_]   NO [X]

COMMON STOCK, PAR VALUE $.01 PER SHARE: 8,297,697 SHARES OUTSTANDING AS OF OCTOBER 22, 2007

===============================================================================

                                FORM 10-K INDEX

                                                                           PAGE
-------------------------------------------------------------------------------
PART I.
-------------------------------------------------------------------------------

Item        1.    Business                                                    4

Item       1A.    Risk Factors                                               14

Item       1B.    Unresolved Staff Comment's                                 23

Item        2.    Properties                                                 24

Item        3.    Legal Proceedings                                          24

Item        4.    Submission of Matters to a Vote of Security Holders        25

-------------------------------------------------------------------------------
PART II.
-------------------------------------------------------------------------------

Item        5.    Market for Registrant's Common Equity, Related
                  Stockholder Matters and Issuer Purchases of
                  Equity Securities                                          26

Item        6.    Selected Financial Data                                    27

Item        7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        32

Item       7A.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                48

Item        8.    Financial Statements and Supplementary Data                48

Item        9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        82

Item       9A.    Controls and Procedures                                    83

Item       9B.    Other Information                                          87

-------------------------------------------------------------------------------
PART III.
-------------------------------------------------------------------------------

Item       10.    Directors, Executive Officers of Registrant and
                  Corporate Governance                                       88

Item       11.    Executive Compensation                                     94

Item       12.    Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                119

Item       13.    Certain Relationships and Related Transactions and
                  Director Independence                                     119

Item       14.    Principal Accounting Fees and Services                    121

-------------------------------------------------------------------------------
PART IV.
-------------------------------------------------------------------------------

Item       15.    Exhibits and Financial Statement Schedules                122

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


EXPLANATORY NOTE

This Annual Report on Form 10-K is for the fiscal year ended February 3, 2007 and, except as expressly indicated otherwise, information in this report speaks as of such date. This report does not include all of the audited financial information required to be included in a Form 10-K under applicable SEC rules. This report includes audited financial information for the 53-week period ended February 3, 2007 and the 41-week period ended January 28, 2006 and unaudited financial information for the 11-week period ended April 16, 2005 and the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, as well as management's discussion of our results of operations since 2006. This report does not include, and we have not otherwise filed or furnished to the SEC, audited financial information for the fiscal year ended January 29, 2005, the 11-week period ended April 16, 2005, the fiscal year ended January 31, 2004 or the fiscal year ended February 1, 2003. As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.

PART I

ITEM 1.   BUSINESS

GENERAL

We are one of the leading food retailers in the northeastern United States. We operate 106 supermarkets in Pennsylvania, upstate New York, Vermont and New Hampshire under the "Bi-Lo" (20 stores), "P&C" (58 stores) and "Quality" (28 stores) trade names. We also operate a wholesale food distribution business serving 73 independent supermarket and 46 other independent wholesale accounts and Penny Curtiss Bakery, a Syracuse-based commercial bakery. We classify our businesses in two primary segments: (i) Retail Food Business and (ii) Wholesale Food Distribution Business. Our consolidated revenues for the fiscal period ended February 3, 2007 were approximately $1.3 billion.

Our Retail Food Business currently operates in communities with diverse economies and demographics. The average revenue per store for the 53-week period ended February 3, 2007 was approximately $9.6 million. Our stores are generally clustered geographically within our marketing area to provide economies of scale in advertising, distribution and operations management.

Our supermarkets offer a wide variety of fresh foods within our meat, seafood, produce, deli, and bakery departments. Complementing our grocery, frozen food and dairy offerings is a full line of health and beauty care and general merchandise items. Many of our locations feature pharmacies and full-service floral departments which add convenience and value to our customers' shopping experience. Our stores' strong ties to their communities and their full service offering position them to meet their customers' needs.

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

Revenues for our Wholesale Food Distribution Business for the 53-week period ended February 3, 2007 were approximately $217.3 million, which represented 16.6% of our revenues for the period.

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

Our fiscal year ends each year on the Saturday closest to January 31. In addition, in connection with our emergence from Chapter 11 bankruptcy protection, on April 16, 2005 we commenced fresh-start financial reporting. As a result, fiscal year 2007 consists of the 53-week period from January 29, 2006 to February 3, 2007 ("fiscal year 2007"); fiscal year 2006 consists of two fiscal periods, the 41-week period from April 17, 2005 to January 28, 2006 ("period ended January 28, 2006") and the 11-week period from January 30, 2005 to April 16, 2005 ("period ended April 16, 2005").


BUSINESS STRATEGY

Through October 2006, we were focused on executing our strategic plan outlined in our Form 10-K for fiscal year 2006. That strategic plan was developed during the fall of calendar year 2005. We believe that the initiatives in our plan interrelate with each other, such that improvement in one area would have a benefit on the other areas. To summarize, the initiatives previously outlined included:

     o    increasing same store sales and customer counts
     o    providing superior and differentiable customer service
     o    attracting, developing and retaining the best people
     o    utilizing effective communication to enhance morale and motivation

Fiscal year 2007 was a year of significant and fundamental change for us. Between August 2006 and December 2006, a new leadership team was put in place, including a new President and Chief Executive Officer and Executive Vice-President and Chief Operating Officer. In addition, between November 2006 and May 2007, we appointed a new Chief Financial Officer, Chief Information Officer and General Counsel and recruited new executives in our human resources, merchandising and operations departments. As a result, while our prior strategic direction consisted of numerous appropriate goals for the business, our new senior management team identified a compelling need to modify our direction. Our new team engaged in a thorough reassessment of our human and capital resources, our operating practices, our culture, our competitive landscape and our customers' perceptions of our brand/banner images. This reassessment led to the development and implementation of numerous key tactical initiatives aimed at significantly increasing our focus on basic operational discipline and improved business practices resulting in an enhanced shopping experience for our customers and total shareholder returns. Each tactical initiative has an Executive Committee member who is the sponsor for the initiative, which helps increase the monitoring, emphasis and, ultimately, the results of the various initiatives.

The key initiatives that management developed and implemented include:

     o    reduce center store and fresh shrink
     o    optimize product pricing and promotions
     o    aggressive use of e-Auction efforts for not-for-resale items
     o    administrative staffing changes
     o    signature product sales initiative
     o    reclamation process management
     o    supply initiative
     o    private label plan


REDUCE CENTER STORE AND FRESH SHRINK

Implement best practices and improvements in technology to reduce shrinkage in our center store (grocery, general merchandise, health and beauty care, dairy and frozen departments) and fresh (produce, floral, meat, seafood, bakery and deli departments) areas to improve total margin. Identify key performance metrics and controls to reduce the frequency of loss to improve profitability.


OPTIMIZE PRODUCT PRICING AND PROMOTIONS

Monitor competitor pricing of products we sell to optimize our prices and enhance our revenues and margins and to set appropriate sales goals. This will be done in a phased approach across center store product categories.

Further develop and refine software that allows us to select the optimum promotional method and retail price for various goods we sell. This software allows the merchant to identify the optimal point for sales, number of units to sell and projected margin in order to optimize our return.


AGGRESSIVE USE OF E-AUCTION EFFORTS FOR NOT-FOR-RESALE ITEMS

With our TOPCO Associates, Inc. membership, we have access to the Topsource network of E-sourcing. Participating as a TOPCO member creates a formal bid process to acquire lower cost of not-for-resale goods and services (including equipment, supplies and third party services) through E-Auctions.

ADMINISTRATIVE STAFFING CHANGES

As part of our ongoing cost reduction initiative, we completed an administrative staffing review during fiscal year 2007. The primary focus of this initiative was to eliminate redundant functions or activities and improve operational efficiency and communication. As a result, several administrative functions were consolidated in conjunction with a reduction in work force to achieve our cost reduction objective. A restructured operational reporting alignment, with the addition of regional store support teams, streamlined management, and the reallocation of several functions to support store operations, will allow us to achieve a greater overall operational efficiency.


SIGNATURE PRODUCT SALES INITIATIVE

Development of fresh category products that are store produced or exclusively produced for us so that each stores' fresh department becomes a destination point for the customer. Signature products enhance the total store freshness and quality image, thereby increasing incremental sales and customer loyalty. Examples of these items are store prepared and packaged cut fruit, gourmet beef patties, vegetable kabobs, deli store baked turkey breast, old fashioned ham and artisan store baked bread.


RECLAMATION PROCESS MANAGEMENT

Through process improvement, reduce expenses associated with excess center store category product reclamation. Product reclamation is the process of returning out dated or damaged product to the vendor for credit. With improvements in product handling and product integrity, we believe profitability and margin contribution for center store category products will increase.


SUPPLY INITIATIVE

We have been working to reduce costs throughout our operations. The supply initiative focuses on the containment of supply cost by standardizing items, which reduces repetitious inventory. In addition, our co-managers have taken on the role of "supply captain", verifying store orders and inspecting supply areas.


PRIVATE LABEL PLAN

In recent years we have shown a declining trend in Private Label penetration throughout the center store category departments. This initiative is designed to leverage our existing Private Label items, as well as target the rollout of an expanded line of our Value Time line of products and our Full Circle line of natural/organic items.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Our businesses are classified by our management into two primary industry segments: Retail Food Business and Wholesale Food Distribution Business (both described below). Financial information about our industry segments for the 53-week period ended February 3, 2007 is found in Note 14 to the Consolidated Financial Statements.


RETAIL FOOD BUSINESS

We are one of the leading supermarket retailers serving the northeastern United States. We operate 106 supermarkets in Pennsylvania, upstate New York, Vermont and New Hampshire under the P&C (58 stores), BiLo (20 stores), and Quality (28 stores) tradenames. We have identified and commenced the implementation of a two tier strategy across all three tradenames in order to segment our stores into two distinct formats (Conventional and Fresh). Our Conventional format offers many of the conveniences that our customers have grown to expect within a traditional supermarket. Our Fresh format offers all of the features of our Conventional format with an enhanced offering to meet the needs of today's more time-pressed consumer with an emphasis on value-added services and meal solutions.

Our Fresh stores have unique features, including distinctively branded floral shops, expanded service departments, cafes offering gourmet sandwiches and high quality meal solutions and expanded in-store bakeries offering a wide array of gourmet breads and pastries. In several stores, we have also added an in-store chef and a professionally staffed child-care center which provides safe and friendly care for shoppers' children.

Our supermarkets average approximately 36,000 square feet in size. Many of our locations have provided decades of service in their respective markets. Additionally, our retail tradenames have established strong corporate citizenship ties to their communities.

We offer a wide variety of fresh foods within our meat, seafood, produce, deli, and bakery departments. Complementing our grocery, frozen food, and dairy offer, is a full line of health and beauty care and general merchandise items. Many of our locations feature pharmacies and full-service floral departments which add convenience and value to our customers' shopping experience.

Our stores' strong ties to their local communities and their full service offering, which are tailored to the local demographics of each store also helps position them to meet customers' needs for high quality, fresh food products in a pleasant and clean retail environment.

WHOLESALE FOOD DISTRIBUTION BUSINESS

We supply 119 independently operated supermarkets and other independent accounts with a wide variety of food and nonfood products from our distribution centers in New York and Pennsylvania. These customers of our Wholesale Food Distribution Business are primarily located in upstate New York and western Pennsylvania.

As part of our Wholesale Food Distribution Business, we license on a royalty-free basis, the use of our "Riverside," "Bi-Lo" and "Big M" names to 73 of these independently owned supermarkets that in turn are required to maintain certain quality and other standards. These licensed independent stores use us as their primary wholesaler and also receive advertising, accounting, merchandising and retail counseling services from us. We also act as a food distributor to 46 other independent accounts. We receive rent from 27 of the licensed independent operators that sublease their supermarkets from us. In addition to contributing to our operating income, our Wholesale Food Distribution Business enables us to leverage fixed and semi-fixed procurement and distribution costs over additional revenues.


OTHER

We own and operate Penny Curtiss, a bakery processing plant in Syracuse, New York. Penny Curtiss manufactures and distributes fresh and frozen bakery products to our stores and third parties, including customers of our Wholesale Food Distribution Business.

PURCHASING AND DISTRIBUTION

We are a large-volume purchaser of products. Our purchases are generally of sufficient volume to qualify for minimum price brackets for most items. We purchase brand name grocery merchandise directly from national manufacturers. We also purchase private label products, other food products and certain goods not for resale through TOPCO Associates, Inc., a national product purchasing cooperative comprising 63 regional supermarket chains and other food distributors. For the fiscal year ended February 3, 2007, the 11-week period ended April 16, 2005, the 41-week period ended January 28, 2006 and the fiscal year ended January 29, 2005, purchases of goods for resale from TOPCO Associates, Inc. accounted for approximately 15.5%, 19.4%, 19.5% and 20.9%, respectively, of our total purchases of goods during those periods.

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

In January 2007, we announced the closing of a leased distribution center used for the distribution of general merchandise and health and beauty products. At the same time, we entered into a five-year supply agreement with a third party to provide the merchandise previously distributed from the distribution center. We ceased use of the facility in March 2007, at which time we recorded a liability of $1.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the distribution center. In addition, in March 2007, we sold our remaining inventory located in the distribution center to the third party at current cost. The carrying value of such inventory at February 3, 2007 was approximately $4.8 million.

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


EMPLOYEES

Labor  costs and their  impact on  product  prices  are  important  competitive
factors  in  the  supermarket   industry.  As  of  February  3,  2007,  we  had
approximately 7,600 hourly employees and 700 salaried employees.

Approximately 85.8% of our hourly employees belong to the United Food and Commercial Workers Union. An additional 7.9% of our hourly employees (principally employed in our distribution function and in our bakery plant) belong to a total of four other unions. All salaried employees and 6.3% of the hourly employees do not belong to a union.


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


SEASONALITY, CUSTOMERS AND SUPPLIERS

Our supermarket business is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of our consolidated revenues. Groceries, general merchandise and raw materials are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of our cost of sales except TOPCO Associates, Inc., which accounted for approximately 15.5%, 19.4%, 19.5% and 20.9% of purchases of goods for resale for the fiscal year ended February 3, 2007, the 11-week period ended April 16, 2005, the 41-week period ended January 28, 2006 and the fiscal year ended January 29, 2005, respectively.

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

Pursuant to the terms of our plan of reorganization the following transactions occurred:

     1.   Administrative    claims,     priority    tax    claims    and    our
          debtor-in-possession loan were paid in full, in cash.

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


AVAILABLE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act.

You may read and copy our filings at the Public Reference Room of the SEC, Room 1024, 100 F Street NE, Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically through the EDGAR (Electronic Data Gathering, Analysis and Retrieval) System, available on the SEC's website (WWW.SEC.GOV).

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

We also face increasing competition from restaurants and fast food chains due to the increasing proportion of household food expenditures for food prepared outside the home. In addition, certain of our stores also compete with florists, pharmacies and convenience stores.

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

We face increased competitive pressure in a number of our markets from existing competitors and from the threatened entry by one or more major new competitors. Some of our competitors have greater financial resources and have less indebtedness than us, and could use these resources to take measures which could adversely affect our competitive position.

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

Increasing the growth and profitability of our distribution and bakery business is dependent in large measure upon our ability to retain existing customers and capture additional customers through our existing network of distribution centers, enabling us to more effectively leverage and utilize the fixed assets in our distribution and bakery businesses. Our ability to achieve these goals is dependent, in part, upon our ability to continue to provide a high level of customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers into our distribution system and manufacturing process, and offer marketing, merchandising and ancillary services that provide value to our independent distribution customers. If we are unable to execute these tasks effectively and at a competitive price, we may not be able to attract significant numbers of new customers and attrition among our existing customer base could increase, either or both of which could have an adverse impact on our revenue and profitability.


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

OUR DEBT INSTRUMENTS INCLUDE FINANCIAL AND OTHER COVENANTS THAT MAY LIMIT OUR OPERATING FLEXIBILITY AND MAY AFFECT OUR FUTURE BUSINESS STRATEGIES AND OPERATING RESULTS.

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


SUBSTANTIAL OPERATING LOSSES MAY OCCUR IF THE CUSTOMERS TO WHOM WE EXTEND CREDIT OR FOR WHOM WE SUBLEASE PROPERTIES FAIL TO REPAY US OR HONOR THEIR LEASE OBLIGATIONS.

In the ordinary course of business, we extend credit, including loans, to our food distribution customers. We also sublease store sites to independent retailers. Generally, our loans and other subleases are extended to small businesses that are unrated and may have limited access to conventional financing. As of February 3, 2007 we had lease obligations for properties sublet to food distribution customers totaling $6.7 million. In the normal course of business, we also sublease retail properties to third parties. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure.

If a significant number of these customers or lease counterparties fail to repay us or honor their lease obligations to us, our operating results may be adversely affected.

A SIGNIFICANT PORTION OF OUR EMPLOYEES ARE COVERED UNDER COLLECTIVE BARGAINING AGREEMENTS AND OUR RELATIONSHIPS WITH OUR EMPLOYEES, INCLUDING THE POSSIBILITY OF LABOR DISPUTES OR WORK STOPPAGES IN CONNECTION WITH FUTURE NEGOTIATIONS, COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

Labor costs, which are largely an extension of the results of collective bargaining negotiations with our unions, traditionally have had a significant impact upon the pricing of our products in the highly competitive supermarket industry. Of our hourly workforce, 93.7% participate in unions. All salaried employees and 6.3% of the hourly workforce, are not members of a collective bargaining unit.

Because we are party to approximately 18 collective bargaining agreements, a number of which will expire in 2008, it is anticipated that the unions which are parties to these agreements will seek improvements for their members with respect to, among other things, healthcare benefits, pension benefits, and wage rates. As a result, operating costs concerning our unionized employees may increase over the next several years. Further, our ability to control pension costs will be impacted by the Pension Protection Act of 2006, which might require additional funding costs into the multi-employer pension plans into which we contribute.


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


WE ARE AFFECTED BY FLUCTUATING UTILITY AND FUEL COSTS.

Fluctuating fuel costs adversely affect our operating costs for our fleet of tractors and trailers that distribute goods from our warehouses and distribution facilities to all of our stores and our monthly store utility expenses. We may not be able to recover these rising utility and fuel costs through increased prices charged to our customers.


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


WE HAVE NOT RECENTLY FILED PERIODIC REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION.

We did not complete an audit for the periods between February 1, 2003 through April 16, 2005. Additionally, we have not made any required periodic filings with the SEC for any period since our Annual Report on Form 10-K for the fiscal year ended February 2, 2002, except our Annual Report on Form 10-K for period ended January 28, 2006 (see our explanatory note on page 3 of that report regarding the financial information contained therein), and our most recent quarterly reports on Form 10-Q for the quarter ended November 2, 2002. Because of our failure to make timely periodic filings with the SEC, we could be subject to civil penalties and other administrative proceedings by the SEC. In addition, until we have completed such updated filings, it is unlikely that our common shares will be approved for listing on any national securities exchange. The failure of our common shares to be so listed may adversely affect their liquidity and trading price.


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

On September 17, 2007, the SEC filed civil fraud charges against our former Chief Marketing Officer and former Vice-President, Non-Perishables Marketing, alleging that such individuals orchestrated a scheme to inflate our income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. The complaint further alleges that the individuals deceived our accounting personnel to carry out their fraudulent scheme and aided and abetted violations of the Securities Exchange Act of 1934 and the rules thereunder. In addition, on the same date, the United States Attorney for the Northern District of New York announced that a federal grand jury had returned an indictment against the abovementioned individuals on related criminal charges. Both the SEC and the United States Attorney indicated that their investigations are continuing.

OUR DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF FEBRUARY 3, 2007, AND THESE WEAKNESSES COULD HAVE A MATERIALLY ADVERSE EFFECT ON US.

As discussed in more detail in Item 9A below, as a result of changes in our financial condition and operations immediately preceding, during and after our reorganization under Chapter 11 bankruptcy protection, including the appointment of our current President and Chief Executive Officer to such position on October 1, 2007, and the appointment of our current Senior Vice-President and Chief Financial Officer to such position on May 9, 2007, other changes in our senior management and our external auditors, as well as our failure to make periodic reports on a timely basis to the SEC during such periods, our present management has concluded that our disclosure controls and procedures were not effective as of February 3, 2007 in providing reasonable assurance that material information requiring disclosure was brought to management's attention on a timely basis and that our financial reporting was reliable.

As discussed in more detail in Item 9A below, our current management has taken steps to correct deficiencies and weaknesses in our disclosure controls and procedures. However, it is probable that we may not be able to remediate all deficiencies and weaknesses before the conclusion of fiscal year 2008.


ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

We follow the general industry practice of leasing the majority of our retail supermarket locations. We own 19 and lease 87 of the supermarkets that we operate. The leased supermarkets are held under leases expiring from 2007 to 2020, excluding option periods. We lease 27 supermarkets which are subleased to independent operators.

We  own  two  shopping   centers  that   contain   company-owned   or  licensed
supermarkets. We also lease distribution centers in Syracuse and Jamestown, New York; and DuBois, Pennsylvania; and a bakery plant in Syracuse, New York.

Also see Item 1 - "Business - Retail Food Business" and "Business - Purchasing and Distribution" for additional information concerning our properties.


ITEM 3.   LEGAL PROCEEDINGS

The United States Attorney for the Northern District of New York and the SEC have been conducting investigations relating to our promotional allowance practices and policies. Such investigations began prior to our emergence from bankruptcy in April 2005. We have been cooperating with these investigations and have produced documents and made our employees available for interviews as requested.

On June 1, 2006, we announced that the Audit Committee of the Board of Directors had completed its internal investigation of our promotional allowance practices. The Audit Committee hired independent counsel to perform the investigation. The Audit Committee found that we had engaged in certain improper practices principally relating to the premature recognition of promotional allowances and that these practices had largely ceased by the time of our Chapter 11 filing in May 2003. On February 3, 2006, we announced that we had terminated the employment of our Chief Marketing Officer and our
Vice-President, Non-Perishables Marketing following an interim report to the Audit Committee on the findings of the investigation.

On September 17, 2007, the SEC filed civil fraud charges against our former Chief Marketing Officer and former Vice-President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate our income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. The complaint further alleges that the individuals deceived our accounting personnel to carry out their fraudulent scheme and aided and abetted violations of the Securities Exchange Act of 1934 and the rules thereunder. In addition, on the same date, the United States Attorney for the Northern District of New York announced that a federal grand jury has returned an indictment against the abovementioned individuals on related criminal charges. Both the SEC and the United States Attorney indicated that their investigations are continuing.

In connection with these matters, we could be subject to damage claims, fines or penalties. At present, we are unable to estimate the likelihood of an unfavorable outcome or the amount of any damage claims, fines or penalties in the event of an unfavorable outcome and, accordingly, no liability has been recorded for this contingency.

Also see Item 1 - "Business - Reorganization - 2005 Effective Date" for a description of the consummation of our plan of reorganization and see Note 12 to our consolidated financial statements, included in this report, regarding legal proceedings relating to the consummation of our plan of reorganization.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fiscal year ended February 3, 2007.

PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY,   RELATED  STOCKHOLDER
          MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since August 23, 2005, our common shares have been quoted on an unsolicited basis on the Pink Sheets under the symbol "PTFC.PK." All of our common shares that were outstanding prior to April 13, 2005, the effective date of our plan of reorganization, were cancelled as part of our emergence from Chapter 11 bankruptcy protection.

The following table sets forth the quarterly high and low bid information for our common shares since August 23, 2005. Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

                                                            High          Low
                                                       ---------     ---------
            Quarter Ended February 3, 2007             $   15.50     $   11.50
            Quarter Ended October 28, 2006                 17.20         13.00
            Quarter Ended July 29, 2006                    17.00         15.00
            Quarter Ended April 29, 2006                   17.50         14.90
            Quarter Ended January 28, 2006                 17.00         12.00
            Quarter Ended October 29, 2005                 22.25         15.00


Our common shares were held by 689 stockholders of record on October 22, 2007.

There have been no repurchases of our common shares during the fiscal year ended February 3, 2007.

We have not paid a cash dividend to common stockholders since we emerged from bankruptcy and we do not anticipate paying a cash dividend in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY

Set forth below is our selected historical consolidated financial data for the five fiscal years ended February 3, 2007. As a result of the consummation of our plan of reorganization we adopted fresh-start reporting as of April 16, 2005. The accounting periods ended on or prior to April 16, 2005 have been designated "Predecessor Company" and the periods subsequent to April 16, 2005 have been designated "Successor Company."

In accordance with the implementation of fresh-start reporting, our assets, liabilities and stockholders' equity have been revalued as of April 16, 2005. In addition, as a result of the consummation of our plan of reorganization, the amount of our indebtedness was substantially reduced. Accordingly, our financial statements for periods after April 16, 2005 are not comparable to our financial statements for periods ended on or prior to such date.

The selected historical consolidated financial data for the 53-week period ended February 3, 2007 and the 41-week period ended January 28, 2006, are derived from our consolidated financial statements, which have been audited by Eisner LLP, independent accountants. The Predecessor Company's selected historical consolidated financial data for the 11-week period ended April 16, 2005, and the 52-week periods ended January 29, 2005, January 31, 2004 and February 1, 2003 are derived from our unaudited consolidated financial statements. In addition, the selected historical consolidated financial data for the Successor Company should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

                                            -----------------------------------------------------------------------------------
(In thousands of dollars,                           (Audited)
   except per share data)                       Successor Company                   (Unaudited) Predecessor Company
                                            -------------------------  ------------------------------------------------------
                                             53 Weeks      41 Weeks      11 Weeks      52 Weeks      52 Weeks      52 Weeks
                                               Ended        Ended          Ended        Ended         Ended         Ended
                                            February 3,  January 28,     April 16,   January 29,   January 31,   February 1,
                                                2007         2006          2005         2005          2004          2003
                                            -----------  -----------   -----------   -----------   -----------   -----------
REVENUES COSTS AND OPERATING EXPENSES:      $ 1,310,905  $ 1,015,893   $   265,260   $ 1,285,148   $ 1,307,977   $ 1,348,437

   Cost of sales (1)                            981,419      754,995       195,533       955,609       973,393       999,880
   Selling and administrative expenses (2)      345,874      255,780        71,414       312,826       325,388       319,118
   Loss on store closings                         1,308          520             -             -             -             -
   Amortization of goodwill (4)                       -            -             -             -             -             -
   Asset impairment charge (3)                        -            -             -             -         1,002        17,858
   Goodwill impairment charge (4)                     -            -             -             -        22,832        28,397
                                            -----------  -----------   -----------   -----------   -----------   -----------
OPERATING (LOSS) INCOME
   Interest expense (5)                         (17,696)       4,598        (1,687)       16,713       (14,638)      (16,816)
   Gain on extinguishment of debt (6)             9,357        8,289         1,755        12,365        32,018        35,479
   Reorganization expenses (7)                        -            -      (182,831)            -             -             -
                                                  1,020        1,023        71,117        19,060        30,818             -
                                            -----------  -----------   -----------   -----------   -----------   -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND DISCONTINUED
   OPERATIONS                                   (28,073)      (4,714)      108,272       (14,712)      (77,474)      (52,295)

   (Benefit) provision for income taxes (8)      (6,848)        (903)      (23,945)          251           755        (8,565)
                                            -----------  -----------   -----------   -----------   -----------   -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS
   BEFORE DISCONTINUED OPERATIONS               (21,225)      (3,811)      132,217       (14,963)      (78,229)      (43,730)
   Loss from discontinued operations,
   net of tax (9)                                     -            -         3,133         8,994        84,163         4,337
                                            -----------  -----------   -----------   -----------   -----------   -----------

NET (LOSS) INCOME                           $   (21,225) $    (3,811)  $   129,084   $   (23,957)  $  (162,392)  $   (48,067)
                                            ===========  ===========   ===========   ===========   ===========   ===========

NET LOSS PER SHARE (BASIC AND DILUTED)      $     (2.50) $     (0.45)
                                            ===========  ===========

No dividends on common stock have been paid during the past five fiscal  years. Per share  data is not presented  for the  periods  ended on or prior to April 16,2005 because of a general lack of comparability as a result of our revised capital structure.

BALANCE SHEET DATA:
Total assets                                    311,985      329,207       418,086       394,225       454,417       739,974
Total debt (including capital leases)            65,154       51,252        67,473       156,201       164,555       356,925
Stockholders' equity (deficit)                  100,337      119,686             -      (133,606)      (99,021)       61,739

OTHER DATA:
EBITDA (10)                                      11,317       25,130         3,100        39,511        31,596        53,506
Depreciation and amortization                    27,485       19,075         4,712        21,985        21,697        26,173
LIFO (benefit) provision                          1,528        1,457            75           813           703        (2,106)
Capital expenditures                             22,926       20,533         4,148        21,244         6,377        56,439
Cash interest expense                             8,398        7,222         1,753        10,520        27,542        32,858

NOTES

1) During the fourth quarter of fiscal year 2003 we adopted Emerging Issues Task Force Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor", or EITF 02-16. EITF 02-16 requires that vendor allowances, including slotting allowances, be categorized as a reduction of cost of sales unless they are a reimbursement of costs incurred to sell the vendor's products, in which case, the cash consideration should be characterized as a reduction of that cost. EITF 02-16 also requires that rebates or refunds payable be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period if the customer completes a specified cumulative level of purchases from the vendor. Adoption of this standard did not materially affect our net loss for fiscal year 2003.

2) During the fourth quarter of fiscal year 2003, we recorded a $3.6 million reduction of selling and administrative expenses associated with an adjustment to reserves for group health and general liability insurance. The reserve balance for our sponsored group health insurance was reduced due to improved claims processing that decreased the claims incurred but not reported. The increase in costs associated with the fiscal year ended February 3, 2007 and the fiscal periods ended January 28, 2006 and April 16, 2005 are primarily due to increases in professional fees. In addition, fiscal year 2007 includes severance payments to prior management and employees of the closed Jamestown faciilty.

3) We adopted Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS 144, during fiscal year 2003. SFAS 144 requires us to perform a review of the recorded value of our long-lived assets whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. During the fourth quarter of fiscal year 2003, we recorded a non-cash charge of $17.9 million related to the write-down of 16 of our operating retail stores and three closed stores to estimated fair market value. In fiscal year 2004, we recorded a non-cash charge of $1.0 million for four retail stores. The impairment charges under SFAS 144 resulted from lower estimated future cash flows that were due to a combination of factors, including the changes in the economic environment and a more challenging competitive environment during fiscal year 2003 and fiscal year 2004. These factors reduced the profitability of our stores and caused us to conclude that the profitability of certain of our stores would not increase to a level that would enable the carrying value to be recovered.

4) We adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," or SFAS 142, in fiscal year 2003 and performed a transitional goodwill assessment, which resulted in no impairment. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite useful lives not be amortized but tested at least annually for impairment. Since the adoption of SFAS 142, we no longer record amortization of goodwill in our Consolidated Statement of Operations. During the fourth quarter of fiscal years 2003 and 2004, we completed an annual impairment review, which was further necessitated by the change in the economic and competitive environment, and we recorded non-cash charges for the impairment of goodwill of $28.4 million and $22.8 million, respectively.

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

6) The gain on extinguishment of debt for the 11-week period ended April 16, 2005 consists of our extinguishment of the (i) allowed claims of our unsecured creditors, including trade claims, and (ii) Cash Balance Pension Plan assumed by Pension Benefit Guaranty Corporation and the former senior notes, which were exchanged primarily for shares of our common stock.

7) During the 53-week period ended February 3, 2007 and the 41-week period ended January 28, 2006, reorganization expense consisted of $1.0 million for professional fees. During the 11-week period ended April 16, 2005, reorganization expense primarily consisted of $10.4 million of professional fees and $60.0 million of losses included in accumulated other comprehensive loss related to the Cash Balance Pension Plan, which was recognized in income on termination of the plan upon assumption thereof by the PBGC. For fiscal year ended January 29, 2005, the reorganization expenses consisted of $17.9 million for professional fees related to the bankruptcy filing, $0.2 million loss on asset disposals and $0.9 million related to severances paid in connection with the reorganization. For fiscal year 2004, the reorganization expenses were primarily for professional fees related to our plan of reorganization.

8) At February 3, 2007, we had a net operating loss carryforward for federal and state income tax purposes of approximately $13.2 million available to offset future taxable income through 2027. Prior net operating loss carry forwards were entirely eliminated effective January 29, 2006 principally as a result of cancellation of debt in the Chapter 11 proceedings. Further, we lost a portion of the tax basis of its long-lived assets, reducing the amount of tax depreciation and amortization that we will be able to utilize on its tax returns. A valuation allowance of $5.1 million was established at February 3, 2007 to offset the net operating loss carryforward and other deferred tax assets to the extent it is more likely than not, based upon available evidence, that the recorded value will not be realized. Realization is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of certain taxable temporary differences. In providing the valuation allowance, no reversal of the taxable temporary difference arising from a portion of LIFO inventory was considered to occur during such period as the period in which such reversal may occur is not presently determinable.

     The tax benefit from continuing operations for the 11-week period ended April 16, 2005 is not recorded at statutory rates principally due to the gain on the extinguishment of debt not being included in taxable income and a $24.0 million tax benefit related to losses from the Cash Balance Pension Plan, which benefit had previously been credited to accumulated other comprehensive loss. The tax provision for fiscal years 2004 and 2005 was not recorded at statutory rates due to the recording of a valuation allowance for all of the income tax benefits generated. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. The tax (benefit) for fiscal year 2003 is not recorded at statutory rates due to differences between income calculations for financial reporting and tax reporting purposes that result primarily from nondeductible amortization of goodwill.

9) The loss from discontinued operations reflects operating results and (gains) losses on disposals of Big Bear Stores and other stores, which were closed or sold in connection with our reorganization during the fiscal years of 2004 and 2005 and the 11-week period ended April 16, 2005. The losses (gains) for these periods are $33.6 million, ($1.9) million and ($0.3) million, respectively.

10) EBITDA is earnings from continuing operations before interest, taxes, depreciation, amortization, amortization of goodwill, asset impairment charge, goodwill impairment charge, and LIFO provision. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities or liquidity, or as an alternative to any generally accepted accounting principle measure of performance. We report EBITDA as it is an important measure utilized by management to monitor the operating performance of our business. We also believe that EBITDA assists investors and other interested parties in evaluating our capacity to service our debt. Our reported EBITDA may not be comparable to similarly titled measures used by other companies. Below is a table that sets forth the reconciliation of operating (loss) income to EBITDA.


                                            -----------------------------------------------------------------------------------
(In thousands of dollars,                           (Audited)
   except per share data)                       Successor Company                   (Unaudited) Predecessor Company
                                            -------------------------  ------------------------------------------------------
                                             53 Weeks      41 Weeks      11 Weeks      52 Weeks      52 Weeks      52 Weeks
                                               Ended        Ended          Ended        Ended         Ended         Ended
                                            February 3,  January 28,     April 16,   January 29,   January 31,   February 1,
                                                2007         2006          2005         2005          2004          2003
                                            -----------  -----------   -----------   -----------   -----------   -----------
Operating (Loss) Income                     $   (17,696) $     4,598   $    (1,687)  $    16,713   $   (14,638)  $   (16.816)

   Depreciation and amortization                 27,485       19,075         4,712        21,985        21,697        26,713
   Amortization of goodwill                           -            -             -             -             -             -
   Asset impairment charge                            -            -             -             -         1,002        17,858
   Goodwill impairment charge                         -            -             -             -        22,832        28,397
   LIFO provision (benefit)                       1,528        1,457            75           813           703        (2,106)
                                            -----------  -----------   -----------   -----------   -----------   -----------
EBITDA                                      $    11,317  $    25,130   $     3,100   $    39,511   $    31,596   $    53,506
                                            ===========  ===========   ===========   ===========   ===========   ===========

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As discussed in Note 2 to the accompanying Consolidated Financial Statements, we emerged from our Chapter 11 proceedings on April 13, 2005. For financial reporting purposes, we accounted for the consummation of our plan of reorganization as of the close of business on April 16, 2005. In accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" we have applied fresh-start reporting as of the close of business on April 16, 2005, which has resulted in significant changes to the valuation of certain of our assets and liabilities, and to our stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes. The periods ended on or prior to April 16, 2005 have been designated "Predecessor Company" and the periods subsequent to April 16, 2005 have been designated "Successor Company." For purposes of the discussion of the unaudited Results of Operations, the 11-week period ended April 16, 2005 and the audited 41-week period ended January 28, 2006 have been deemed noncomparible to prior fiscal years.

RESULTS OF OPERATIONS

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the 53-week period ended February 3, 2007 and the 41-week period ended January 28, 2006.


                                                  (AUDITED)         (AUDITED)
                                               -----------------  --------------
                                                   53-WEEKS         41-WEEKS
                                                     ENDED             ENDED
                                                  FEBRUARY 3,       JANUARY 28,
                                                      2007             2006
                                               -----------------  --------------

Revenues                                             100.0%             100.0%

Gross profit (1)                                      25.1               25.7

Selling and administrative expenses                   26.4               25.2

Loss on store closings                                 0.1                0.1

Operating (loss) income                               (1.3)               0.5

Interest expense                                       0.7                0.8

Reorganization expenses                                0.1                0.1

Income tax benefit                                    (0.5)              (0.1)

Net loss                                              (1.6)              (0.4)

-------------------------------
(1) Revenues less cost of sales.

FISCAL YEAR 2007 (THE AUDITED 53-WEEK PERIOD ENDED FEBRUARY 3, 2007) AND THE FISCAL PERIOD 2006 (THE AUDITED 41-WEEK PERIOD ENDED JANUARY 28, 2006)

REVENUES

Revenues for the 53-week period ended February 3, 2007 increased 29.0% to $1.3 billion from $1.0 billion in the 41-week period ended January 28, 2006 The increase in revenues was mainly attributed to the difference in the number of weeks in each period. For the unaudited 52-week period ended January 28, 2006, revenues were approximately $1.3 billion.

Same store sales for the 52-week period ended January 27, 2007 decreased 1.7% compared to the unaudited 52-week period ended January 28, 2006.

Wholesale food distribution revenues for the 53-week period ended February 3, 2007 increased 26.4% to $217.3 million or 16.6% of total revenues from $171.9 million or 16.9% of total revenues for the 41-week period ended January 28, 2006. The fiscal year 2007 increase in the wholesale food distribution revenues was attributable to the difference in the number of weeks in each period. During the unaudited 52-week period ended January 28, 2006, our wholesale food distribution revenues would have been approximately $216.8 million, or 16.9% of revenues.


GROSS PROFIT

Gross profit was 25.1% of revenues for the 53-week period ended February 3, 2007, compared to 25.7% of revenues, for the 41-week period ended January 28, 2006. The decrease in gross profit as a percent of revenues in the 53-week period was primarily due to higher product costing.


SELLING AND ADMINISTRATIVE EXPENSES


Selling and administrative expenses for the 53-week period ended February 3, 2007, were 26.4% of revenues, compared to 25.2% of revenues, for the 41-week period ended January 28, 2006. The increase in selling and administrative expenses as a percentage of revenues was principally due to non-recurring expenses, totaling $11.4 million, which consisted principally of $4.1 million of SEC investigation related legal fees, $2.8 million in severance payments to prior management and employees of the closed Jamestown facility, $1.5 million in professional fees, and $0.8 million of costs associated with obtaining new management.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was 2.1% of revenues, for the 53-week period ended February 3, 2007 compared to 1.9% of revenues, for the 41-week period ended January 28, 2006. The increase in depreciation and amortization as a percent of revenues in the 53-week period was primarily due to depreciation of additions in fiscal year 2007 of approximately $22.9 million.


OPERATING (LOSS) INCOME

Operating loss for the 53-week period ended February 3, 2007 was 1.3% of revenues, compared to the operating income of 0.5% of revenues, for the 41-week period ended January 28, 2006. The change in operating (loss) income for the 53-week period included $11.4 million of non-recurring expense, explained in Selling and Administrative Expenses above.


INTEREST EXPENSE

Interest expense for the 53-week period ended February 3, 2007 was 0.7% of revenues, compared to 0.8% of revenues, for the 41-week period ended January 28, 2006. The decrease in interest expense as a percentage of revenues for the 53-week period was due to a decrease in our average borrowings.


INCOME TAX BENEFIT

Income tax benefit for the 53-week period ended February 3, 2007 was 0.5% of revenues. Income tax benefit for the 41-week period ended January 28, 2006 was 0.1% of revenues.

During fiscal year 2006 we provided for only minimal state taxes and capital/franchise tax and reset our deferred tax liability due to our emergence from bankruptcy.

At February 3, 2007, we had a net operating loss carryforward for federal and state income tax purposes of approximately $13.2 million available to offset future taxable income through 2027. Prior net operating loss carryforwards were entirely eliminated effective January 29, 2006 principally as a result of cancellation of debt in our Chapter 11 proceedings. Further, we lost a portion of the tax basis of our long-lived assets, reducing the amount of tax depreciation and amortization that we will be able to utilize on our tax returns. A valuation allowance of $5.1 million was established at February 3, 2007 to offset the net operating loss carryforward and other deferred tax assets to the extent it is more likely than not, based upon available evidence, that the recorded value will not be realized. Realization is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of certain taxable temporary differences. In providing the valuation allowance, no reversal of the taxable temporary difference arising from a portion of LIFO inventory was considered to occur during such period as the period in which such reversal may occur is not presently determinable.

REORGANIZATION EXPENSE

During the 53-week period ended February 3, 2007 and the 41-week period ended January 28, 2006, we recorded reorganization expense totaling 0.1% of revenues, in each period. These expenses were primarily professional fees.


NET LOSS

Net loss for the 53-week period ended February 3, 2007 was 1.6% of revenues, compared to a net loss of 0.4% of revenue during the 41-week period ended January 28, 2006. The increase in net loss as a percentage of revenues in the 53-week period is primarily due to an $8.4 million increase in depreciation and amortization and the recording of $11.4 million in non-recurring expenses during fiscal year 2007.

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the 41-week period ended January 28, 2006 and the 11-week period ended April 16, 2005.


                                                  (AUDITED)        (UNAUDITED)
                                                  SUCCESSOR       PREDECESSOR
                                                   COMPANY          COMPANY
                                              -----------------  --------------
                                                  41-WEEKS         11-WEEKS
                                                    ENDED            ENDED
                                                 JANUARY 28,       APRIL 16,
                                                     2006            2005
                                              -----------------  --------------

Revenues                                            100.0%           100.0%

Gross profit (1)                                     25.7             26.3

Selling and administrative expenses                  25.2             26.9

Loss on store closings                                0.1              0.0

Operating income                                      0.5             (0.6)

Interest expense                                      0.8              0.7

Extinguishment of debt                                0.0            (68.9)

Reorganization item                                   0.1             26.8

Income tax benefit                                   (0.1)            (9.0)

Discontinued operations                               0.0              1.2

Net (loss) income                                    (0.4)            48.7

-----------------------------
(1) Revenues less cost of sales.

FISCAL YEAR 2006 (THE AUDITED 41-WEEK PERIOD ENDED JANUARY 28, 2006 AND THE UNAUDITED 11-WEEK PERIOD ENDED APRIL 16, 2005)

REVENUES

Revenues for the 41-week period ended January 28, 2006 and the 11-week period ended April 16, 2005 were $1.0 billion and $265.3 million, respectively.

Same store sales for the 41-week period ended January 28, 2006 decreased 1.6% compared to the 41-week period ended January 29, 2005 and the same store sales for the 11-week period ended April 16, 2005 decreased by 0.5% compared to the 11-week period ended April 17, 2004.

Wholesale food distribution revenues were $171.9 million, or 16.9% of revenues, for the 41-week period ended January 28, 2006 and $28.7 million, or 10.8% of revenues, for the 11-week period ended April 16, 2005.


GROSS PROFIT

Gross profit was $260.9 million, or 25.7% of revenues, for the 41-week period ended January 28, 2006 and $69.7 million, or 26.3% of revenues, for the 11-week period ended April 16, 2005.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses for the 41-week period ended January 28, 2006 were $256.3 million, or 25.2% of revenues, and for the 11-week period ended April 16, 2005 were $71.4 million, or 26.9% of revenues.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $19.1 million, or 1.9% of revenues, for the 41-week period ended January 28, 2006 and $4.7 million, or 1.8% of revenues, for the 11-week period ended April 16, 2005. Depreciation and amortization expense increased in fiscal year 2006 primarily due to the shortening of the asset life for our property, equipment and machinery, an increase in carrying value of favorable leases and the addition of two new intangible assets (Pharmacy Scripts and Software) with the implementation of fresh-start reporting in connection with our reorganization. The increase in depreciation and amortization expense was partially offset by the recording of unfavorable leases associated with the implementation of fresh-start reporting in connection with our reorganization.

OPERATING INCOME (LOSS)

Operating income for the 41-week period ended January 28, 2006 was $4.6 million, or 0.5% of revenues, and for the 11-week period ended April 16, 2005 operating loss was $1.7 million, or 0.6% of revenues.


INTEREST EXPENSE

Interest expense for the 41-week period ended January 28, 2006 was $8.3 million, or 0.8% of revenues, and was $1.8 million, or 0.7% of revenues, for the 11-week period ended April 16, 2005. We eliminated our existing interest rate swap in connection with our reorganization. We obtained a more favorable interest rate under our credit facility and cancellation of our debtor-in-possession facility.


INCOME TAX BENEFIT

Income tax benefit for the 41-week period ended January 28, 2006 was $0.9 million, or 0.1% of revenues, and $23.9 million, or 9.0% of revenues, for the 11-week period ended April 16, 2005.

During fiscal year 2006 we provided for only minimal state taxes and capital/franchise tax and reset our deferred tax liability due to our emergence from bankruptcy.

At January 29, 2005, we had approximately $59.8 million of federal net operating loss carryforwards, as well as certain state net operating loss carryforwards. On January 29, 2006 $85.0 million of net operating loss and tax credit carryforwards were eliminated due to the implementation of our plan of reorganization. In addition, as the result of the implementation of our plan of reorganization we lost 55.6% of the tax basis of our long lived assets (approximately $38.4 million as of January 29, 2006).


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

LIQUIDITY AND CAPITAL RESOURCES

On April 16, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan. Also on April 16, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million. Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets. Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability. At February 3, 2007, outstanding borrowings under both facilities aggregated $48.5 million. At such date, availability in excess of outstanding borrowings and letters of credit was approximately $42.0 million. Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to first liens on certain properties by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets. During fiscal year 2007, we had stand-by letters of credit of approximately $48.4 million. Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35.0 million for four consecutive days or less than $30.0 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends. At no time through February 3, 2007 had we been subject to compliance with these financial covenants because the annual available for borrowing had not dropped to these levels. However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at February 3, 2007. Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program. The secured trade lien program is with certain of our vendors and allows us to maintain trade terms. This program has been extended until April 13, 2008.

On December 26, 2006 and on August 1, 2007, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to provide us with additional liquidity by lowering the excess availability thresholds for purposes of determining compliance with certain financial covenants in the credit facilities and to permit the disposal of assets in connection with the closing of certain stores.

We also have borrowings under mortgages secured by the related properties.


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents our significant contractual obligations at February 3, 2007 (in thousands of dollars):

                                                                                        TOTAL
COMMITMENT EXPIRES                                                      OTHER        CONTRACTUAL
    DURING THE        LONG-TERM     CAPITAL LEASE      OPERATING      LONG-TERM         CASH
FISCAL YEAR ENDING     DEBT (1)   OBLIGATIONS (2)(3)   LEASES (3)   LIABILITIES (4)  OBLIGATIONS
------------------- -----------  ------------------  ------------  ----------------  -----------
February 2, 2008    $       314         $      2,855   $   20,092      $      8,633  $    31,894
January 31, 2009         48,778                2,855       20,020             5,062       76,715
January 30, 2010            296                2,781       16,158             3,068       22,303
January 29, 2011            321                1,944       14,459             2,043       18,767
January 28, 2012            259                1,496       12,299             1,680       15,734
Thereafter                2,758               11,269       59,116               672       73,815

----------------------
(1) The balance for the fiscal year ending January 31, 2009 includes repayment of $48.5 million under the revolving credit facility, term loan and supplemental real estate loan.

(2)  Includes amounts classified as imputed interest.

(3)  See Note 7 to the Consolidated Financial Statements.

(4)  Other  long-term   liabilities  include  workers   compensation,   general
     liability, asset retirement obligations, store closing costs and the PBGC settlement.


We have also made certain contractual commitments that extend beyond February 3, 2007 as shown below (in thousands of dollars):


                                                     STAND-BY
                                                    LETTERS OF         SURETY
                                                    CREDIT (1)        BONDS (2)
                     -------------------------- ---------------- ---------------
                     Total amounts committed     $      48,349    $       7,495

----------------------
(1) Letters of credit are primarily associated with supporting workers' compensation obligations and are renewable annually.

(2) We are required to maintain surety bonds for varying periods of up to three years from the date of issuance.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," or FIN 48, effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination. We are currently evaluating the effect of adopting FIN 48.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)", or EITF 06-3, effective for periods beginning after December 15, 2006. EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis. We record sales net of applicable sales taxes and intend to continue such policy. Therefore, the adoption of EITF 06-3 will have no effect on the presentation of our revenues and expenses.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement," or SFAS 157, effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. We are currently evaluating the effect of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"
- Including an amendment of FASB Statement No. 115, or SFAS 159, effective for fiscal years ending after November 15, 2007. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to distinguish on the face of the statement of financial position the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the effect of adopting SFAS 159.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that are very important to the portrayal of our financial condition and which require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are summarized in Note 3 to the consolidated financial statements.

We believe the following accounting policies to be critical and could result in materially different amounts being reported under different conditions or using different assumptions:


RESERVE FOR STORE CLOSURES

Reserves for closed stores are recorded in accordance with Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," or SFAS 146. We record a liability for the estimated future cash flows (including future lease commitments, net of estimated cost recoveries) and miscellaneous closing costs. Future cash flows are estimated based on our knowledge of the market in which the closed stores are located. The estimates of future cash flows are then discounted to the present, based on the interest rate of our real estate facility term loan. These estimates of discounted future cash flows could be affected by changes in real estate markets, other economic conditions and the interest rate used in such calculations.


IMPAIRMENT OF LONG-LIVED ASSETS

Annually or whenever changes in circumstance indicate that the carrying value of an asset may not be recoverable, we review our long-lived assets for impairment at the individual store level based on estimated future undiscounted cash flows attributable to such assets. This review is in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS 144.

In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, such assets are written down to their fair value. In estimating future cash flows, management considers historical performance and assesses the effect of projected changes in competition, maturation of new stores and store remodels, merchandising and marketing strategies and general market conditions. Fair values were determined either by management, based on management's knowledge of local real estate markets and the value of equipment utilized in the supermarket industry, or by an independent third party valuation firm. No assurance can be given that the actual future cash flows will be sufficient to recover the carrying value of long-lived assets. Any reductions in the carrying value resulting from the application of this policy are reflected in the Consolidated Statement of Operations as "Asset impairment charge."

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

SELF-INSURANCE LIABILITY

We are primarily self-insured for workers compensation and general liability. Self-insurance liabilities are primarily calculated based on claims filed and an estimate of claims incurred but not yet reported. Workers compensation and general liability reserves are determined based on historical loss history, industry development factors and trends related to actual payments. We have limited our total exposure related to self-insured liability claims incurred by maintaining stop-loss coverage with third party insurers, as defined in the applicable insurance policies, for claims incurred in excess of established stop-loss levels and policy deductibles. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends, legal interpretations and future levels of health care. Should a greater amount of claims occur compared to what was estimated or costs of health care increase beyond what was anticipated, reserves recorded may not be adequate and additional expense could be required in the consolidated financial statements.


PENSION ACCOUNTING

We currently are sole sponsors of four tax-qualified defined benefit pension plans. In accordance with the provisions of SOP 90-1, upon emergence from bankruptcy, we recorded the underfunded status of each of the defined benefit plans as a liability on our balance sheet. As of January 28, 2006, we adopted the provisions of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," or SFAS 158, and in accordance therewith reflected the underfunded status of the plans in our balance sheet at such date. Prospectively, we have adjusted the liability to reflect the current funded status of the plan. Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income. The adoption of SFAS 158 resulted in the recognition of $8.3 million of unrecognized actuarial gains which arose during the period ended January 28, 2006 and a corresponding reduction in the defined benefit pension plan liability at January 28, 2006. Such unrecognized gains, net of deferred taxes of $3.4 million were credited to accumulated other comprehensive income in the amount of $4.9 million. The adoption of SFAS 158 had no effect on our consolidated statement of operations for the period ended January 28, 2006.

During the year ended February 3, 2007, we recorded $3.2 million of net unrecognized actuarial gains which arose during the period and a corresponding reduction in the defined benefit pension plan liability at such date. Unrecognized gains, net of deferred taxes of $1.3 million, were recognized as an element of comprehensive loss and credited to accumulated other comprehensive income in the amount of $1.9 million. See Note 11 to the Consolidated Financial Statements for further discussion on pensions.

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our pension plans' assets, a discount rate, and an assumed rate of compensation increase. After consultation with our actuaries, we determined these actuarial assumptions at our fiscal year end to calculate liability information as of that date and pension expense for the following year. The discount rate assumption is determined based on the internal rate of return for Citigroup Pension Liability Index with maturities that are consistent with projected future plan cash flows. The assumed discount rate used to determine pension expense for the period ended January 28, 2006 was 5.48%. The assumed discount rate at January 28, 2006 of 5.68% was used to determine pension expense for Fiscal 2007.

The assets of the plans consist of approximately 57% and 54% equity securities, 33% and 44% fixed income securities and 10% and 2% cash at February 3, 2007 and January 28, 2006, respectively. The expected long-term rates of return on plan assets is based on historical and projected average rates of return for current and planned asset classes in the plan investment portfolio. At February 3, 2007 and January 28, 2006 the expected long-term rate of return on plan assets to be used in the determination of pension expense was 7.5%.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at February 3, 2007 was $48.5 million with a weighted average interest rate of 11.61%. A 1% change in interest rates would impact pre-tax income by $0.5 million based on the debt outstanding at February 3, 2007. In addition to the variable rate debt we had $4.2 million of fixed rate debt outstanding at February 3, 2007 with a weighted average interest rate of 6.59%. We view the fixed rate debt as a partial hedge against interest rate fluctuations which should minimize the potential impact on earnings from interest rate changes.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE

Consolidated Financial Statements as of February 3, 2007 and
     January 28, 2006 and for the year ended February 3, 2007 and the period from April 17, 2005 to January 28, 2006:

     Report of Independent Registered Public Accounting Firm

     Consolidated Financial Statements:

        Balance Sheets                                                       50

        Statements of Operations                                             52

        Statements of Cash Flows                                             53

        Statements of Stockholders' Equity                                   54

        Notes to Financial Statements                                        55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Penn Traffic Company
Syracuse, New York


We have  audited  the  accompanying  consolidated  balance  sheets  of The Penn
Traffic Company (the "Company") as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended February 3, 2007 and the period from April 17, 2005 (effective date of plan of reorganization for accounting purposes) to January 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Penn Traffic Company as of February 3, 2007 and January 28, 2006, and the consolidated results of its operations and its cash flows for the year ended February 3, 2007 and the period from April 17, 2005 to January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

We also were engaged to audit, in accordance with the standards of Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2007, disclaimed an opinion thereon.


/s/ Eisner LLP


New York, New York
September 6, 2007, except for the third paragraph of Note 12, as to which the date is September 17, 2007

The Penn Traffic Company
Consolidated Balance Sheets
(In thousands, except share and per share data)


                                                           February 3,        January 28,
                                                               2007               2006
                                                           -----------        -----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                  $   24,661         $   12,432
Accounts and notes receivable (less allowance for
  doubtful accounts of $3,736 and $3,174, respectively)        35,112             36,970
Inventories (Note 3)                                          100,035            113,467
Prepaid expenses and other current assets                       8,469              6,157
                                                           ----------         ----------
                                                              168,277            169,026
                                                           ----------         ----------
CAPITAL LEASES:
Capital leases                                                 12,023             12,023
Less: Accumulated amortization                                 (2,168)            (1,026)
                                                           ----------         ----------
                                                                9,855             10,997
                                                           ----------         ----------
FIXED ASSETS:
Land                                                            9,313             11,588
Buildings                                                      13,214             13,621
Equipment and furniture                                        98,249             86,885
Vehicles                                                        7,766              6,749
Leasehold improvements                                          9,050              5,062
                                                           ----------         ----------
                                                              137,592            123,905
Less: Accumulated depreciation                                (38,228)           (16,276)
                                                           ----------         ----------
                                                               99,364            107,629
                                                           ----------         ----------
OTHER ASSETS:
Intangible assets (Note 5)                                     30,451             36,220
Other assets                                                    4,038              5,335
                                                           ----------         ----------
                                                               34,489             41,555
                                                           ----------         ----------
TOTAL ASSETS                                               $  311,985         $  329,207
                                                           ==========         ==========

        The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Consolidated Balance Sheets
(In thousands, except share and per share data)

                                                                February 3,     January 28,
                                                                   2007            2006
                                                                -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of obligations under capital leases (Note 4)    $    1,472      $    1,310
Current maturities of long-term debt (Note 6)                          314             278
Accounts payable                                                    34,704          36,695
Other current liabilities (Note 7)                                  49,653          46,294
Accrued interest expense                                                30             557
Deferred income taxes (Note 9)                                       7,816           7,900
Liabilities subject to compromise (Note 8)                           2,696           2,871
                                                                ----------      ----------
                                                                    96,685          95,905
                                                                ----------      ----------

NON-CURRENT LIABILITIES:
Obligations under capital leases (Note 4)                           10,956          12,429
Long-term debt (Note 6)                                             52,412          37,235
Deferred income taxes (Note 9)                                       2,632           8,331
Defined benefit pension plan liability (Note 11)                    22,150          27,600
Other non-current liabilities (Note 7)                              26,813          28,021
                                                                ----------      ----------
                                                                   114,963         113,616
                                                                ----------      ----------

TOTAL LIABILITIES                                                  211,648         209,521
                                                                ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTES 4,6,11 AND 12)

STOCKHOLDERS' EQUITY:
Preferred stock - authorized 1,000,000 shares,
 $.01 par value; none issued at both dates                               -               -
Common stock - authorized 15,000,000 shares, $.01 par value;
 issued and to be issued 8,498,752 shares at both dates                 85              85
Capital in excess of par value                                     118,493         118,493
Deficit                                                            (25,036)         (3,811)
Accumulated other comprehensive income                               6,795           4,919
                                                                ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                                         100,337         119,686
                                                                ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  311,985      $  329,207
                                                                ==========      ==========

         The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Consolidated Statements of Operations
(In thousands, except share and per share data)

                                                                                  Period From
                                                             Year Ended        April 17, 2005 to
                                                          February 3, 2007      January 28, 2006
                                                          ----------------     -----------------
REVENUES                                                  $      1,310,905     $       1,015,893
                                                          ----------------     -----------------

COST AND OPERATING EXPENSES
 Cost of sales                                                     981,419               754,995
 Selling and administrative expenses                               345,874               255,780
 Loss on store closings                                              1,308                   520
                                                          ----------------     -----------------
                                                                 1,328,601             1,011,295
                                                          ----------------     -----------------

OPERATING (LOSS) INCOME                                            (17,696)                4,598
 Interest expense                                                    9,357                 8,289
 Reorganization expenses                                             1,020                 1,023
                                                          ----------------     -----------------

LOSS BEFORE INCOME TAXES                                           (28,073)               (4,714)
 Income tax benefit                                                 (6,848)                 (903)
                                                          ----------------     -----------------

NET LOSS                                                  $        (21,225)    $          (3,811)
                                                          ================     =================

 Shares outstanding and to be issued                             8,498,752             8,498,752

NET LOSS PER SHARE (BASIC AND DILUTED) (NOTE 3)           $          (2.50)    $           (0.45)
                                                          ================     =================

The Penn Traffic Company
Consolidated Statements of Cash Flows
(In thousands)

                                                                                    Period From
                                                                 Year Ended      April 17, 2005 to
                                                              February 3, 2007    January 28, 2006
                                                             -----------------   -----------------
OPERATING ACTIVITIES:
   Net loss                                                   $       (21,225)   $         (3,811)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization                                    27,485              19,075
      Amortization of deferred financing cost                           1,201               1,066
      Deferred income tax benefit                                      (7,079)             (1,164)
      Loss (gain) on sale of fixed assets                                 542                (605)

NET CHANGE IN OPERATING ASSETS AND LIABILITIES:
   Accounts and notes receivable, net                                   1,858               3,446
   Prepaid expenses and other current assets                           (2,312)              5,276
   Inventories                                                         12,996               3,051
   Liabilities subject to compromise                                     (175)             (5,626)
   Accounts payable and other current liabilities                         841             (10,659)
   Other assets                                                            96                 444
   Defined benefit pension plan                                        (2,278)             (4,044)
   Other non-current liabilities                                          636              (1,799)
                                                              ---------------    ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              12,586               4,650
                                                              ---------------    ----------------
INVESTING ACTIVITIES:
   Acquisitions                                                        (1,531)                  -
   Capital expenditures                                               (22,926)            (20,533)
   Proceeds from sale of fixed assets                                  10,271                 605
                                                              ---------------    ----------------
NET CASH USED IN INVESTING ACTIVITIES                                 (14,186)            (19,928)
                                                              ---------------    ----------------
FINANCING ACTIVITIES:
   Payments of mortgages                                                 (287)               (208)
   Net borrowings (repayments) under credit facility                   15,500                (500)
   Reduction in capital lease obligations                              (1,384)               (886)
                                                              ---------------    ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    13,829              (1,594)
                                                              ---------------    ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   12,229             (16,872)
                                                              ---------------    ----------------
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                   12,432              29,304
                                                              ---------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $        24,661    $         12,432
                                                              ===============    ================

The Penn Traffic Company
Consolidated Statement of Stockholders' Equity
For the year ended February 3, 2007 and the period from April 17, 2005 to January 28, 2006 (In thousands)

                                                Capital in                   Accumulated Other       Total
                                    Common      Excess of                      Comprehensive     Stockholders'
                                     Stock      Par Value       Deficit           Income             Equity
                                  ------------ -------------  -------------  ------------------  --------------
Common stock issued and to
be issued in connection with
plan of reorganization              $    85    $ 118,493        $     -         $         -        $  118,578


   Net loss for the 41-week
    period ended
    January 28, 2006                      -            -         (3,811)                  -            (3,811)
   Unrecognized actuarial
    gain of pension plans,
    net of deferred taxes
    of $3,396                             -            -              -               4,919             4,919
---------------------------------------------------------------------------------------------------------------
Balance at January 28, 2006              85      118,493         (3,811)              4,919           119,686

   Net loss for the year
    ended February 3, 2007                -            -        (21,225)                  -           (21,225)
   Unrecognized actuarial
    gain of pension plans,
    net of deferred taxes
    of $1,296                             -            -               -              1,876             1,876
   Comprehensive loss                     -            -               -                  -           (19,349)

---------------------------------------------------------------------------------------------------------------
Balance at February 3, 2007         $    85    $ 118,493        $(25,036)         $   6,795        $  100,337
===============================================================================================================

The Penn Traffic Company
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

The Penn Traffic Company and its subsidiaries (the "Company") are engaged in the retail food business and the wholesale food distribution business. As of
February 3, 2007, the Company operated 106 supermarkets under the "P&C", "Quality" and "Bi-Lo" banners in upstate New York, Pennsylvania, Vermont and New Hampshire, and supplied 119 independent supermarkets and other independent wholesale accounts. The Company services these owned and independent supermarkets and independent wholesale accounts through five distribution centers and a bakery.


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


FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal year 2007 is the 53-week period ended February 3, 2007. Fiscal year 2006 is the 41-week period from April 17, 2005, the commencement of fresh-start reporting (see below), to January 28, 2006.


BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") issued by the American Institute of Certified Public Accountants. Pursuant to the provisions of SOP 90-7, upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting which resulted in a new reporting entity and a new basis of accounting.

Although April 13, 2005 was the effective date of the Plan, the Company chose the close of business on April 16, 2005 as the effective date for accounting purposes to adopt fresh-start reporting because of the proximity of that date to the end of an accounting period. Applying fresh-start reporting as of April 16, 2005 rather than the actual effective date of April 13, 2005 did not have a material effect on the financial condition or results of operations of the Company.

The reorganization value of the Company upon emergence from the Chapter 11 proceedings was approximately $195 million. The reorganization value represents the debt and equity value of the Company as of the effective date. Such value, which was determined with the assistance of the Company's financial advisors, was based upon various valuation methods, including discounted cash flow methodologies and analysis of comparable companies. The equity value of the Company upon reorganization amounting to approximately $118 million, was determined after taking into account approximately $77 million of debt, consisting of long-term debt, obligations under capital leases and defined benefit pension plan liabilities, net of related deferred taxes. In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. The fair values of the Company's long-lived assets were determined, in part, using information provided by third-party appraisers. The excess of approximately $31.7 million of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities over the total reorganization value has been recorded as a pro rata reduction of non-current assets.

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


COST OF SALES

Cost of sales includes the cost of product and related warehousing and freight costs. Vendor allowances are recorded as a reduction of cost of sales when the related product is sold in accordance with the provisions of Emerging Issues Task Force Issue 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." Vendor allowances, including early payment discounts, volume rebates, and funds for product placement and advertising, are generally recorded as a reduction of inventory cost based on average inventory turnover rates by product category.

Vendor allowances recognized as a reduction of cost of sales for the year ended February 3, 2007 aggregated $56.0 million and for the period ended January 28, 2006 aggregated $43.8 million.


ADVERTISING

Advertising costs are expensed as incurred and included in selling and administrative expenses. Advertising expense for the year ended February 3, 2007 aggregated $12.6 million and for the period ended January 28, 2006 aggregated $11.1 million.


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with maturities of three months or less at the date of purchase to be cash equivalents.

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


INVENTORIES

Inventories, consisting primarily of grocery and pharmacy products, are stated at the lower of cost or market. Cost is determined using the last-in, first-out method ("LIFO") using the estimated fair value of inventory on April 16, 2005 upon adoption of fresh-start reporting to determine LIFO cost for financial reporting purposes. If cost had been determined using the first-in, first-out method ("FIFO"), inventories would have been $3.0 million and $1.5 million higher than reported at February 3, 2007 and January 28, 2006, respectively.

During the year ended February 3, 2007, inventory quantities were reduced, which resulted in a liquidation of certain LIFO inventory layers carried at lower costs prevailing in an earlier period. The effect was to reduce cost of sales by approximately $0.5 million.

The Company takes physical counts of inventories throughout the year and records inventory shortage adjustments based on the physical counts. Throughout the year the Company is accruing for inventory shortages based on historical trends. Where physical counts are not taken at the year end, the Company establishes an allowance for inventory shortages based on historical shrinkage percentages.

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

SHARED-BASED PAYMENTS

In December  2004, the Financial  Accounting  Standards  Board ("FASB")  issued
Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which is a revision of FASB Statement No. 123 "Accounting for Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) is required to be adopted in the first annual reporting period beginning after June 15, 2005. Accordingly, the Company adopted SFAS 123(R) effective January 29, 2006. The adoption of SFAS 123(R) did not have a material effect on the financial statements for year ended February 3, 2007 (see Note 13).


PER SHARE DATA

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan. Common shares issued and estimated to be issued in settlement of claims filed in the Company's Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan. At both February 3, 2007 and January 28, 2006, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims (see Note 8).


DEFINED BENEFIT PENSION PLANS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158") effective for fiscal years ending after December 15, 2006 with early application encouraged. SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur. The Company elected early application and adopted SFAS 158 effective as of January 28, 2006. The adoption of the recognition provisions of SFAS 158 increased stockholders equity by $4.9 million, reduced the defined benefit pension plan liability by $8.3 million and increased the deferred tax liability by $3.4 million at January 28, 2006 (see
Note 11).

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

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

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)" ("EITF 06-3") effective for periods beginning after December 15, 2006. EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis. The Company records sales net of applicable sales taxes and intends to continue such policy. Therefore, the adoption of EITF 06-3 will have no effect on the presentation of the Company's revenues and expenses.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("SFAS 157") effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The Company is currently evaluating the effect of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities
- Including an amendment of FASB Statement No. 115" ("SFAS 159") effective for fiscal years ending after November 15, 2007. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the effect of adopting SFAS 159.

NOTE 4 - LEASES

The Company leases store facilities for the operation of its retail food business and distribution facilities for its wholesale food distribution business. In accordance with the provisions of FASB Statement No. 13, "Accounting for Leases," certain of the leases meet the criteria to be recorded as capital leases. The remaining leases are recorded as operating leases. Most of the lease agreements provide for renewal options and require that the Company pay real estate taxes and other related expenses. Certain of the lease agreements also provide for contingent rent payments based on a percentage of sales.

The following is a summary of future minimum rent payments for operating leases and for capital leases as of February 3, 2007 (in thousands):

Fiscal Year Ending                             Operating Leases   Capital Leases
------------------                             ----------------   --------------
February 2, 2008                                $        21,092   $        2,855
January 31, 2009                                         20,020            2,855
January 30, 2010                                         16,158            2,781
January 29, 2011                                         14,459            1,944
January 28, 2012                                         12,299            1,496
Thereafter                                               59,116           11,269
                                                ---------------   --------------
Total minimum lease payments                    $       143,144           23,200
                                                ===============

Less: Amount representing interest                                        10,772
                                                                  --------------
Present value of net minimum lease payments                               12,428
Less: Current portion                                                      1,472
                                                                  --------------
Long-term obligations under capital leases                        $       10,956
                                                                  ==============

Future minimum rent payments have not been reduced by minimum sublease rent income of $8.6 million due in the future under non-cancelable subleases.

Rent expense under operating leases for the year ended February 3, 2007 was $18.7 million and for the period ended January 28, 2006 was $10.7 million as follows (in thousands):

                                                Year Ended       Period Ended
                                             February 3, 2007  January 28, 2006
                                             ----------------  ----------------
        Minimum rent                          $        21,791   $        13,115
        Contingent rent                                   238               201
        Less: sublease rent                            (3,281)           (2,625)
                                              ---------------   ---------------
        Net rent expense                      $        18,748   $        10,691
                                              ===============   ===============

NOTE 5 - INTANGIBLE ASSETS

Intangible assets as of February 3, 2007 and January 28, 2006 consist of the following (in thousands):

                                             February 3, 2007                           January 28, 2006
                               ----------------------------------------  --------------------------------------
                                  Gross                                    Gross
                                 Carrying     Accumulated                 Carrying     Accumulated
                                  Amount     Amortization       Net        Amount     Amortization      Net
                               ------------  -------------  -----------  ----------   -------------  ----------
Amortized intangible assets:
Favorable leases                $  26,156      $  (2,918)    $ 23,238     $ 26,739     $   (1,365)    $ 25,374
Pharmacy prescription files         8,724         (3,172)       5,552       10,362         (1,657)       8,705
Computer software                   2,574           (913)       1,661        2,542           (401)       2,141
                                ---------      ---------     --------     --------     ----------     --------
Total                           $  37,454      $  (7,003)    $ 30,451     $ 39,643     $   (3,423)    $ 36,220
                                =========      =========     ========     ========     ==========     ========

Aggregate amortization expense:

For the year ended February 3, 2007              $   4,236

For the period ended January 28, 2006            $   3,423


Future Amortization:

Fiscal Year Ending:
February 2, 2008                                 $   3,777
January 31, 2009                                     3,777
January 30, 2010                                     3,777
January 29, 2011                                     1,937
January 28, 2012                                     1,463
Thereafter                                          15,720
                                                 ---------
                                                 $  30,451
                                                 =========

NOTE 6 - DEBT

Debt consists of the following as of February 3, 2007 and January 28, 2006 (in thousands):

                                                                                FEBRUARY 3,    JANUARY 28,
                                                                                   2007            2006
                                                                                ------------   -----------
Revolving credit facility, interest (7.82% at February 3, 2007 and 6.60% at
January 28, 2006) at prime plus .50% to 1.25% or LIBOR plus
2.00% to 2.75%, maturing April 13, 2008                                         $    17,000    $    17,000

Term loan facility, interest (13.25% at February 3, 2007 and 12.25% at
January 28, 2006) at prime plus 5.00%, maturing April 13, 2008                        6,000          6,000

Supplemental real estate credit facility, interest (13.75% at February 3, 2007 and 12.75% at January 28, 2006) at prime plus 5.50%,
maturing April 13, 2008                                                              25,500         10,000

Mortgages payable, interest at 6.125% to 12%, maturing at
various dates through May 1, 2021                                                     4,226          4,513
                                                                                -----------    -----------
Total debt                                                                           52,726         37,513

Less: Current portion of long-term debt                                                 314            278
                                                                                -----------    -----------
Total long-term debt                                                            $    52,412    $    37,235
                                                                                ===========    ===========

Maturities of debt over the next five years are as follows (in thousands):

                     Fiscal Year Ending:
                     February 2, 2008                                   314
                     January 31, 2009                                48,778
                     January 30, 2010                                   296
                     January 29, 2011                                   321
                     January 28, 2012                                   259
                     Thereafter                                       2,758
                                                                -----------
                                                                $    52,726
                                                                ===========

On April 16, 2005, upon emergence from Chapter 11 proceedings, the Company entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130 million revolving credit facility and a $6 million term loan. Also on April 16, 2005, the Company entered into a supplemental real estate credit facility with another group of lenders, providing for borrowings of up to $28 million. Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets. Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability. At February 3, 2007, outstanding borrowings under both facilities aggregated $48.5 million and outstanding letters of credit under the revolving credit facility, which are primarily associated with supporting workers' compensation obligations, amounted to approximately $48 million. At such date, availability in excess of outstanding borrowings and letters of credit was approximately $42 million. Borrowings under the revolving credit and term loan facility are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on realty owned by the Company.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35 million for four consecutive days or less than $30 million for any one day), and limit the amount of capital expenditures, the assumption of additional debt and the payment of dividends. At no time through February 3, 2007 had the Company been subject to compliance with these financial covenants because the amount available for borrowing had not dropped to those levels. However, had such an event occurred, the Company would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at February 3, 2007.

On December 26, 2006, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of five stores.

On August 1, 2007, both facilities were amended to permit the disposal of assets in connection with the closing of two additional stores. Further, the availability amount, which the Company is required to maintain under certain financial covenants, was reduced to less than $27.5 million for four consecutive days or less than $25 million for any one day.

The Company also has borrowings under mortgages secured by first liens on the related properties.

NOTE 7 - OTHER CURRENT AND OTHER NON-CURRENT LIABILITIES

Other current and non-current liabilities as of February 3, 2007 and January 28, 2006 consist of the following (in thousands):

                                                     February 3,    January 28,
                                                        2007           2006
                                                  --------------  -------------
OTHER CURRENT LIABILITIES:

   Payroll and related payroll taxes              $      5,622    $      2,938
   Other taxes payable                                   2,837           2,627
   Workers compensation                                  7,270           9,980
   Vacation and other compensated absences              12,322          12,329
   Reorganization costs                                    134             250
   Employee benefits                                     4,364           5,310
   Employee severance                                    2,546               -
   State lottery                                         2,404           2,345
   Utilities                                             2,196           2,195
   Professional fees                                       373           1,680
   Other accrued liabilities                             9,585           6,640
                                                  ------------    ------------
Total                                             $     49,653    $     46,294
                                                  ============    ============



OTHER NON-CURRENT LIABILITIES:

   Workers compensation                           $     16,106    $     16,172
   Unfavorable leases                                    3,475           5,767
   General liability insurance                           1,374           1,294
   Asset retirement obligations                            959             928
   Step rent liability                                   2,180             705
   PBGC settlement                                         869           2,500
   Store closing costs                                   1,850             655
                                                  ------------    ------------
Total                                             $     26,813    $     28,021
                                                  ============    ============

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

During the year ended February 3, 2007 and the period ended January 28, 2006, the Company paid $0.2 million and $5.6 million, respectively, in settlement of disputed claims. The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings. Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders' equity.


NOTE 9 - INCOME TAXES

The Company files a consolidated federal income tax return. The components of income tax benefit for the year ended February 3, 2007 and for the period ended January 28, 2006 are as follows (in thousands):

                                                Year Ended        Period Ended
                                             February 3, 2007   January 28, 2006
                                             ----------------   ----------------

       Current tax provision
           Federal                            $          -       $         -
           State                                       228               261

       Deferred tax (benefit)
           Federal                                  (5,522)             (908)
           State                                    (1,554)             (256)
                                              ------------       -----------
       Total income tax (benefit)             $     (6,848)      $      (903)
                                              ============       ===========

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate and actual income tax benefit (in thousands):


                                                Year Ended       Period Ended
                                             February 3, 2007  January 28, 2006
                                             ----------------  -----------------

       Federal income tax benefit at
        statutory rate                        $      (9,825)    $      (1,677)
       State income taxes, net of
        federal income tax effect                      (862)              172
       Non-deductible expenses                           14               602
       Valuation allowance                            3,825                 -
                                              -------------     -------------
       Total income tax benefit               $      (6,848)    $        (903)
                                              =============     =============


The significant components of deferred income tax assets and liabilities as of February 3, 2007 and January 28, 2006 are as follows (in thousands):

                                                                      February 3,     January 28,
                                                                         2007            2006
                                                                     ------------    ------------
       Current deferred income tax assets / (liabilities)

           Reserves and accruals                                     $     11,409    $     11,295
           Valuation allowance                                             (1,343)              -
                                                                     ------------    ------------
             Current deferred tax assets                                   10,066          11,295

           Inventories                                                    (17,882)        (19,195)
                                                                     ------------    ------------
             Net current deferred tax liabilities                          (7,816)         (7,900)(2)
                                                                     ------------    ------------
       Non-current deferred income tax assets / (liabilities)

           Reserves and accruals                                            8,288           7,781
           Pensions                                                         9,048          11,274
           Goodwill (1)                                                     4,218           5,695
           Capital lease obligations                                        5,077           5,612
           Net operating loss carryforward                                  5,409               -
           Valuation allowance                                             (3,772)              -
                                                                     ------------    ------------
             Non-current deferred tax assets                               28,268          30,362
                                                                     ------------    ------------
           Beneficial leases and other intangible assets                  (10,994)        (12,427)
           Fixed assets                                                   (15,881)        (21,774)
           Capital leases                                                  (4,025)         (4,492)
                                                                     ------------    ------------
             Non-current deferred tax liabilities                         (30,900)        (38,693)
                                                                     ------------    ------------
             Net non-current deferred tax liabilities                      (2,632)         (8,331)(2)
                                                                     ------------    ------------
       Net deferred income tax (liabilities)                         $    (10,448)   $    (16,231)
                                                                     ============    ============

(1) Represents tax basis of deductible goodwill arising from acquisitions consummated in prior years.

(2) Reflects an increase of $7,781 in current liabilities and a correspondent decrease in non-current liabilities from amounts previously reported to reflect correction in classification of reserves and accruals.


At February 3, 2007, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $13.2 million available to offset future taxable income through 2027.

Prior net operating loss carry forwards were entirely eliminated effective January 29, 2006 principally as a result of cancellation of debt in the Chapter 11 proceedings. Further, the Company lost a portion of the tax basis of its long-lived assets, reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its tax returns.

A valuation allowance of $5.1 million was established at February 3, 2007 to offset the net operating loss carryforward and other deferred tax assets to the extent it is more likely than not, based upon available evidence, that the recorded value will not be realized. Realization is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of certain taxable temporary differences. In providing the valuation allowance, no reversal of the taxable temporary difference arising from a portion of LIFO inventory was considered to occur during such period as the period in which such reversal may occur is not presently determinable.

NOTE 10 - ACQUISITIONS AND DISPOSITIONS

In March and April 2006, the Company acquired two retail stores for an aggregate purchase price of $1.5 million. The cost of the acquisitions was allocated $0.5 million to inventories and $1.0 million to equipment.

During the year ended February 3, 2007, the Company disposed of five stores of which four were closed and one was sold. It is anticipated that revenues will continue to be generated from customers of three closed stores in Company stores located in the same vicinity. In addition, it is anticipated that the sold store will continue to be serviced from the Company's distribution centers thereby continuing to generate revenue for the Company. The revenues and operating results of the remaining closed store were not significant. During the period ended January 28, 2006, the Company closed one store for which the revenues and operating results were not significant. Accordingly, the operations of the stores have not been reported as discontinued operations in the accompanying financial statements. The Company incurred approximately $1.3 million and $0.5 million of store closing costs related to leases and terminated employees during 2007 and 2006, respectively.

In January 2007, the Company announced the closing of a leased distribution center used for the distribution of general merchandise and health and beauty products. At the same time, the Company entered into a five-year supply agreement with a third party to provide the merchandise previously distributed from the distribution center. In connection with the announced closing, in January 2007, the Company recorded a liability of $1.4 million for termination benefits (included in selling and administrative expenses) which were communicated to the distribution center's employees at such time. The Company ceased use of the facility in March 2007, at which time the Company recorded a liability of $1.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the distribution center. In addition, in March 2007, the Company sold its remaining inventory located in the distribution center to the third party at current cost. The carrying value of such inventory at February 3, 2007 was approximately $4.8 million.

NOTE 11 - RETIREMENT PLANS

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

In accordance with the provisions of SOP 90-1, upon emergence from bankruptcy, the Company recorded the underfunded status of each of the defined benefit plans as a liability on the balance sheet. As of January 28, 2006, the Company adopted the provisions of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158") and in accordance therewith reflected the underfunded status of the plans in its balance sheet at such date. Prospectively, the Company will adjust the liability to reflect the current funded status of the plan. Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income (loss). The adoption of SFAS 158 resulted in the recognition of $8.3 million of unrecognized actuarial gains which arose during the period ended January 28, 2006 and a corresponding reduction in the defined benefit pension plan liability at January 28, 2006. Such unrecognized gains, net of deferred taxes of $3.4 million were credited to accumulated other comprehensive income in the amount of $4.9 million. The adoption of SFAS 158 had no effect on the Company's consolidated statement of operations for the period ended January 28, 2006 and it will not effect the Company's operating results in future periods.

During the year ended February 3, 2007, the Company recorded $3.2 million of net unrecognized actuarial gains which arose during the period and a corresponding reduction in the defined benefit pension plan liability at such date. Unrecognized gains, net of deferred taxes of $1.3 million, were recognized as an element of comprehensive loss and credited to accumulated other comprehensive income in the amount of $1.9 million.

Information as to the Company's four defined benefit pension plans as of February 3, 2007 and January 28, 2006, which are the measurement dates of the plans, and for the year/period then ended is as follows (in thousands):

                                                           February 3,     January 28,
                                                              2007             2006
                                                         --------------  --------------
Change in benefit obligation
 Benefit obligation at beginning of period               $    (107,600)  $    (108,766)
 Service cost                                                   (1,982)         (1,468)
 Interest cost                                                  (5,975)         (4,356)
 Actuarial gain                                                  3,757           2,836
 Benefits paid                                                   5,002           4,154
                                                         -------------   -------------
Benefit obligation at end of period                           (106,798)       (107,600)

Change in plan assets
 Fair value of plan assets at beginning of period               80,000          68,824
 Actual return on plan assets                                    5,391           9,459
 Employer contributions                                          4,259           5,872
 Benefits paid                                                  (5,002)         (4,155)
                                                         -------------   -------------
 Fair value of plan assets at end of period                     84,648          80,000

Underfunded status                                       $     (22,150)  $     (27,600)
                                                         =============   =============

                                                          Year Ended   Period Ended
                                                          February 3,   January 28,
                                                             2007          2006
                                                         ------------  ------------
Components of net periodic pension cost for the
year ended February 3, 2007 and for the period
ended January 28, 2006 are as follows:

 Service cost                                            $     1,982   $      1,468
 Interest cost                                                 5,975          4,356
 Expected return on plan assets                               (5,975)        (3,979)
 Amount of recognized gains and losses                             -              -
                                                         -----------   ------------
 Net periodic pension cost                               $     1,982   $      1,845
                                                         ===========   ============

The weighted-average assumptions used to determine the net benefit obligations as of February 3, 2007 and January 28, 2006 are as follows:

                                                          Year Ended   Period Ended
                                                          February 3,   January 28,
                                                             2007          2006
                                                         ------------  ------------

Discount rate                                                5.97%         5.68%
Rate of compensation increase                                3.00%         3.00%

The weighted-average assumptions used to determine the net benefit cost for the year ended February 3, 2007 and for the period ended January 28, 2006 are as follows:

                                                          Year Ended   Period Ended
                                                          February 3,   January 28,
                                                             2007          2006
                                                         ------------  ------------

Discount rate                                                5.68%         5.48%
Expected return on plan assets                               7.50%         7.50%
Rate of compensation increase                                3.00%         3.00%


Amounts  in  accumulated  other  comprehensive   income  will  be  subsequently
recognized  as a  component  of  net  periodic  pension  cost  pursuant  to the
Company's accounting policy for amortizing such amounts. Included in accumulated other comprehensive income at February 3, 2007 are unrecognized actuarial gains of $11.5 million ($6.8 million net of taxes), of which $0.1 million is expected to be recognized as a component of net periodic pension cost for the year ending February 2, 2008.

Plan assets by major category as of February 3, 2007 and January 28, 2006 are as follows:

                                    February 3, 2007                        January 28, 2006
                            -----------------------------------   -------------------------------------
                            Target Range      Actual Allocation   Target Range        Actual Allocation
Equity securities           50% to 60%               57%           50% to 60%                54%
Debt securities             40% to 50%               33%           40% to 50%                44%
Cash                         0% to 10%               10%            0% to 10%                 2%

The Company  considers the actual asset  categories of the invested  assets and the historical rates of return of those categories as the basis for establishing the expected long-term rate of return (7.5% at both February 3, 2007 and January 28, 2006) on plan assets.

For the period ended January 28, 2006, the Company contributed $5.9 million to the four defined benefit pension plans and for the year ended February 3, 2007, contributed $4.3 million to these plans. For the year ending February 2, 2008, the Company expects to contribute $3.7 million to these plans.

The amount of benefits expected to be paid over each of the next five years and in the aggregate for the following five-year period are as follows (in thousands):

             Year                            Amount
           ---------                       ----------
           2008                            $    5,092
           2009                                 5,080
           2010                                 5,205
           2011                                 5,434
           2012                                 5,735
           2013-2017                           31,124

On May 20, 2004, a distress termination application was filed with the PBGC to terminate a cash balance pension plan sponsored by the Company. The PBGC filed various claims in bankruptcy court for payment of unfunded benefit liabilities. On February 4, 2005, the parties entered into a global settlement whereby the Company settled the PBGC claims by agreeing to pay the PBGC $0.2 million upon emergence from bankruptcy and $3.5 million over a two year period commencing six months after the emergence from bankruptcy. Further, the PBGC was permitted to retain a $60 million unsecured claim in the bankruptcy proceeding which was settled through the issuance of common shares pursuant to the Plan.

The Company maintains a 401(k) savings plan for eligible employees. The plan provides for matching contributions by the Company for all employees not covered by other union pension plans. The Company's contributions aggregated $1.4 million for the year ended February 3, 2007 and $1.4 million for the period ended January 28, 2006.

The Company also participates in seventeen multiemployer collective bargaining agreements that provide for employer contributions to fund union-sponsored pension and other benefits. The Company's contributions aggregated $5.2 million for the year ended February 3, 2007 and $3.9 million for the period ended January 28, 2006. While the Company has not indicated an intention to withdraw from any multiemployer plan, such withdrawal could result in an obligation to the plans for a portion of unfunded benefit obligations of the particular plans. The Company's aggregate withdrawal liability at February 3, 2007 is approximately $70 million.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The United States Attorney for the Northern District of New York and the Securities and Exchange Commission ("SEC") have been conducting investigations relating to the Company's promotional allowance practices and policies. Such investigations began prior to the Company's emergence from bankruptcy in April 2005. The Company has been cooperating with these investigations and has produced documents and made Company employees available for interviews as requested.

On June 1, 2006, the Company announced that the Audit Committee of the Board of Directors had completed its internal investigation of the Company's promotional allowance practices. The Audit Committee hired independent counsel to perform the investigation. The Audit Committee found that the Company had engaged in certain improper practices principally relating to the premature recognition of promotional allowances and that these practices had largely ceased by the time of the Company's Chapter 11 filing in May 2003. On February 3, 2006, the Company announced that the employment of the Company's Chief Marketing Officer and the Company's Vice-President, Non-Perishables Marketing had been terminated following an interim report to the Audit Committee on the findings of the investigation.

On September 17, 2007, the SEC filed civil fraud charges against the Company's former Chief Marketing Officer and former Vice-President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company's income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. The complaint further alleges that the individuals deceived the Company's accounting personnel to carry out their fraudulent scheme and aided and abetted violations of the Exchange Act of 1934 and rules thereunder. In addition, on the same date, the United States Attorney for the Northern District of New York announced that a federal grand jury has returned an indictment against the abovementioned individuals on related criminal charges. Both the SEC and the United States Attorney indicated that their investigations are continuing.

In connection with these matters, the Company could be subject to damage claims, fines or penalties. At present, the Company is unable to estimate the likelihood of an unfavorable outcome or the amount of any damage claims, fines or penalties in the event of an unfavorable outcome and, accordingly, no liability has been recorded for this contingency.

The Company enters into various purchase commitments in the ordinary course of business. In the opinion of management, no losses are expected to result from these purchase commitments. In connection with the five-year supply agreement for general merchandise and health and beauty products (see Note 10), the Company is obligated to pay a fee of 1.5% of the amount by which purchases by the Company are less than $20 million in each six month period during the term of the agreement.

See Note 6 with respect to commitments under outstanding stand-by letters of credit. At February 3, 2007, the Company is also committed under an aggregate of $7.4 million of surety bonds which are required to be maintained for up to three years from the date of issuance.


NOTE 13 - STOCK AWARD PLAN

On December 15, 2006, the Company established the 2006 Omnibus Award Plan (the "Award Plan"). Pursuant to the provisions of the Award Plan, the Company can grant stock options, restricted stock, phantom stock and stock appreciation rights. The amount of shares of common stock that can be granted are limited to 902,268 in the aggregate.

On December 15, 2006, the Company granted an aggregate of 150,000 shares of phantom stock to two officers of the Company. The awards provide for a payment in cash on the settlement date of May 1, 2009, or earlier in certain circumstances, of the difference between the value of the Company's common stock on the grant date and the settlement date. In accordance with SFAS 123(R) the awards are being accounted for as compensation expense and a corresponding liability over the period to settlement date based on changes in the value of the Company's common stock. Compensation expense and a corresponding liability amounting to $0.06 million was recognized during the year ended February 3, 2007 in connection with such grant.

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

NOTE 14 - SEGMENT INFORMATION

The Company operates in two segments - the retail food business and the wholesale food distribution business. The retail food business consists of 106 supermarkets which the Company operates. The wholesale food distribution business supplies 119 independent operators with food and related products. In fiscal period 2006, the Company had allocated warehouse and transportation costs based on each segment's percentage of total shipments. In fiscal year 2007, the allocation method was changed to include order size and distance from the warehouse. The effect of this change was to increase the operating income of the retail food segment and decrease the operating income of the wholesale food distribution segment by $4.9 million for the year ended February 3, 2007.

The Company's senior management utilizes more than one measurement to evaluate segment performance and allocate resources. However, the dominant measures utilized are revenues and operating income before depreciation and amortization and unallocated overhead expenses.

The accounting policies of the reportable segments are the same as those described in Note 3 except that the Company accounts for inventory on a FIFO basis at the segment level compared to LIFO basis at the consolidated level. The tables below present information for the year ended February 3, 2007 and the period ended January 28, 2006 with respect to operating segments as well as reconciliations to consolidated information (in thousands).

Year Ended February 3, 2007

                                                            Wholesale Food       Reconciling
                                            Retail Food      Distribution           Items             Total
                                            -----------     --------------       -----------       -----------
Revenues                                     $1,068,188       $    217,320       $   25,397  (1)   $ 1,310,905

Cost of sales                                  (755,524)          (206,017)         (15,596) (2)      (977,137) (4)
Selling and administrative expense             (257,910)            (5,429)         (59,332) (3)      (322,671) (4)
Loss on store closings                                -                  -           (1,308)            (1,308)
                                             ----------       ------------       ----------        -----------
Operating income (loss) before
 depreciation and amortization                   54,754              5,874          (50,839)             9,789

Depreciation and amortization                   (25,153)            (1,060)          (1,272) (5)       (27,485)
                                             ----------       ------------       ----------        -----------
Operating income (loss)                          29,601              4,814          (52,111)           (17,696)
Interest expense                                      -                  -                -             (9,357)
Reorganization costs                                  -                  -                -             (1,020)
                                                                                                   -----------
Consolidated loss before income taxes                                                              $   (28,073)
                                                                                                   ===========
Total assets as of February 3, 2007          $  240,875 (6)   $     25,703 (6)   $   45,407  (7)   $   311,985

Capital expenditures for the year
 ended February 3, 2007                      $   20,408       $          -       $    2,518        $    22,926

(1) Consists principally of approximately $17.0 million for bakery sales primarily to customers other than those of the retail and wholesale segments and approximately $6.3 million for trucking revenues.

(2) Consists principally of approximately $10.6 million for bakery sales and approximately $1.5 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3) Consists principally of approximately $32.0 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $6.1 million associated with selling and administrative costs of the bakery, approximately $5.6 million of contract hauling costs associated with trucking revenue, approximately $11.4 million of professional fees (including approximately $4.1 million of legal costs associated with the internal and SEC investigation relating to the Company's practices regarding promotional discounts and allowances), approximately $2.1 million for data processing maintenance and $1.1 million for corporate insurance costs.

(4) Excludes depreciation and amortization of $4.3 million for cost of sales and $23.2 million for selling and administrative expenses.

(5)  Consists of depreciation on bakery and corporate fixed assets.

(6) The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs described above. The effect of the change in allocation method in fiscal year 2007 was to increase the assets of the wholesale food distribution segment and decrease assets of the retail food segment by $4.3 million.

(7) Consists principally of fixed assets and inventory of the bakery operation and general corporate assets (including cash and cash equivalents).

Period Ended January 28, 2006

                                                              Wholesale Food         Reconciling
                                            Retail Food        Distribution             Items             Total
                                            -----------       --------------         -----------       -----------
Revenues                                     $  824,340         $    171,907         $   19,646  (1)   $ 1,015,893

Cost of sales                                  (579,288)            (158,656)           (13,715) (2)      (751,659) (4)
Selling and administrative expense             (207,260)              (6,438)           (26,343) (3)      (240,041) (4)
Loss on store closings                                -                    -               (520)              (520)
                                             ----------         ------------         ----------        -----------
Operating income (loss) before
   depreciation and amortization                 37,792                6,813            (20,932)            23,673

Depreciation and amortization                   (16,568)              (1,337)            (1,170) (5)       (19,075)
                                             ----------         ------------         ----------        -----------
Operating income (loss)                          21,224                5,476            (22,102)             4,598
Interest expense                                                                                            (8,289)
Reorganization costs                                                                                        (1,023)
                                                                                                       -----------
Consolidated loss before income taxes                                                                  $    (4,714)
                                                                                                       ===========

Total assets as of January 28, 2006          $  290,230 (6)     $     23,744 (6)     $   15,233  (7)   $   329,207

Capital expenditures for the period
   ended January 28, 2006                    $   16,649         $          -         $    3,884        $    20,533

(1) Consists principally of approximately $12.2 million for bakery sales primarily to customers other than those of the retail and wholesale segments and approximately $5.1 million for trucking revenues.

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

(5)  Consists of depreciation on bakery and corporate fixed assets.

(6) The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(7) Consists principally of fixed assets and inventory of the bakery operation and general corporate assets (including cash and cash equivalents).

NOTE 15 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

An analysis of the changes to the allowance for doubtful accounts for the year ended February 3, 2007 and the period ended January 28, 2006 is as follows (in thousands):

        Balance at April 16, 2005                          $      3,243
        Additions charged to costs and expenses                   2,540
        Accounts written off, net of recoveries                  (2,609)
                                                           ------------
        Balance at January 28, 2006                               3,174

        Additions charged to costs and expenses                   1,324
        Accounts written off, net of recoveries                    (762)
                                                           ------------
        Balance at February 3, 2007                        $      3,736
                                                           ============


NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                Year Ended    Period Ended
                                                February 3,    January 28,
                                                   2007           2006
                                              ------------   -------------


 Cash paid for interest                       $      7,183   $      4,309

 Cash paid for income taxes                   $          -   $          -

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

ITEM 9A.   CONTROLS AND PROCEDURES

(a)  DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures under Rule 13a-15(e) of the Exchange Act are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers. Mr. Panasuk, who was our President and Chief Executive Officer as of February 3, 2007, accepted that position in December 2006. Mr. Young, our current President and Chief Executive Officer, has been employed by us since July 2006 but did not become our President and Chief Executive Officer until October 2007. Our Senior Vice-President and Chief Financial Officer was not with us during fiscal year 2007. Based on their observations, combined with observations by members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were ineffective as of February 3, 2007 in providing reasonable assurance that material information requiring disclosure was brought to management's attention on a timely basis and that our financial reporting was reliable.


(b)  MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. It is the management's responsibility to establish and maintain adequate internal control over financial reporting.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our current President and Chief Executive Officer and Senior Vice President and Chief Financial Officer were not in these positions during fiscal year 2007 and our management during fiscal year 2007 did not conduct an assessment of our internal control over financial reporting. Based on our current management's current observations combined with observations by the disclosure committee, our current management has assessed that our internal control over financial reporting as of February 3, 2007 was not effective.

Eisner LLP, our registered independent public accounting firm, has issued a report in which they stated that they were unable to express an opinion on the effectiveness of our internal control over financial reporting as of February 3, 2007. As stated in Eisner LLP's report below, we lacked a sufficient complement of personnel possessing the appropriate knowledge, experience and training to timely prepare and file reliable year-end financial statements and an Annual Report on Form 10-K. This control deficiency affects substantially all financial statement accounts and could result in a material misstatement in our interim or annual consolidated financial statements that would not be prevented or detected.

We have taken several actions to remediate the material weakness. We are in the process of restructuring our finance functions to ensure that we optimize our personnel structure. We are also evaluating our current finance personnel to ensure competency for each position. Based upon that evaluation we will take the required actions necessary to remediate the deficiency. Furthermore, we are re-engineering our monthly closing process to not only increase the timeliness and efficiency of our closing process, but also to improve our supporting analytics and documentation.


(c)  CHANGE IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING

Management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2007. In May 2007, we hired an outside consulting firm to assist management in its evaluation of the effectiveness of our internal controls over financial reporting, including disclosure controls and procedures. They have since determined they will use the framework established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Penn Traffic Company
Syracuse, New York


We were engaged to audit management's assessment as to whether The Penn Traffic Company ("the Company") maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

We were unable to complete an audit of the Company's internal control over financial reporting as of February 3, 2007, because, as described in Item 9A of this Form 10-K, management did not conduct an evaluation of the effectiveness of the Company's internal control over financial reporting as of such date. Further, management did not provide us with adequate documentation to support an evaluation of the effectiveness of the Company's internal control over financial reporting, including documentation with respect to the design of controls over all relevant assertions related to all significant accounts and disclosures in the financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we were unable to complete an audit of the Company's internal control, we have identified the following material weakness. The Company lacked a sufficient complement of personnel possessing the appropriate knowledge, experience and training in order to timely prepare and file reliable year-end financial statements and Annual Report on Form 10-K. This control deficiency affects substantially all financial statement accounts that could result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. The existence of one or more material weaknesses as of February 3, 2007 would preclude a conclusion that the Company's internal control over financial reporting was effective as of that date. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated September 6, 2007 on those financial statements.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management did not conduct an evaluation of the effectiveness of the Company's internal control over financial reporting as of February 3, 2007, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company's internal control over financial reporting as of February 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended February 3, 2007 and the period from April 17, 2005 to January 28, 2006, and our report dated September 6, 2007 expressed an unqualified opinion thereon.


/s/ Eisner LLP

New York, New York
September 6, 2007

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As described in Part I, Item 1 of the Form 10-K, on May 30, 2003, we filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Members of the Board of Directors following our emergence from Chapter 11 were included in our plan of reorganization and are listed below along with their age as of February 3, 2007 and biographical information. We have not held a meeting of stockholders to elect directors since we emerged from bankruptcy on April 13, 2005.

We held 21 board meetings during the 53-week period ended February 3, 2007. Each director attended at least 90% of the meeting of the Board of Directors, plus meetings of committees on which the particular director served.

DIRECTORS DURING FISCAL 2007

NAME AND AGE                                BIOGRAPHICAL INFORMATION

Robert J. Kelly                   Mr.  Kelly has been our Chairman of the Board
Age: 62                           since April 2005.  Mr.  Kelly was Chairman of
Director since April 2005         the Board of  Reorganized  Eagle Food  Center
                                  Inc.  from  2003 to  present.  Prior to that,
                                  between  2000 and  2003,  Mr.  Kelly  was the
                                  Chairman of the Board of Eagle Food  Centers,
                                  Inc.,  during which time he led Eagle through
                                  a successful  reorganization  of their senior
                                  debt  and  an  orderly   liquidation  of  the
                                  company.  Prior to that,  from  1995 to 2000,
                                  Mr. Kelly was the Chairman, President and CEO
                                  of Eagle Food Centers,  Inc. Prior to joining
                                  Eagle Food Centers, Mr. Kelly was employed by
                                  The  Vons  Companies,  from  1963  to 1995 in
                                  various   management   positions,   including
                                  Executive Vice-President of Retailing.


John E. Burke                     Mr. Burke  served as a consultant  for Nestle
Age: 66                           USA  through  2006,  and has worked at Nestle
Director since April 2005         since 1971. From 1991 through  August,  2004,
                                  Mr.  Burke was the  Vice-President  of Credit
                                  and  Collections for Nestle USA in the United
                                  States. Prior to that, in 1979, Mr. Burke was
                                  appointed   Assistant   Treasurer  of  Nestle
                                  Corporation.  Mr. Burke has chaired or served
                                  on a number of Official Unsecured  Creditors'
                                  Committees,   including   that   of   Fleming
                                  Companies, Inc. Mr. Burke has also served as a Director of Cumberland Farms, the National
                                  Food Manufacturers Credit Group, the Delaware
                                  Valley Credit Management Association, and the
                                  New York Credit and Financial Management.

Kevin P. Collins                  Mr. Collins has been a member and a Principal
Age: 57                           of  The  Old  Hill  Company,  LLC  (financial
Director since 1999               advisory  services  company)  since 1997. Mr.
                                  Collins was a Principal  of JHP  Enterprises,
                                  Ltd.  (financial advisory services) from 1991
                                  to 1997.  Mr. Collins serves as a Director of
                                  Key  Energy  Services,   Inc.   (provider  of
                                  oilfield   services   to  the   oil  and  gas
                                  industry), and Powersecure International Inc.
                                  (formally  Metretek  Technologies,   Inc.  as
                                  provider  of  information   services  to  the
                                  energy  industry).  Mr. Collins is a director
                                  of   Contractors   Holding  Inc.  and  a  CFA
                                  charterholder.

Ben Evans                         Mr. Evans has served or is currently  serving
Age: 77                           as a Director  of Revco D.S.,  Inc.,  Kash n'
Director since April 2005         Karry    Food    Stores,    Inc.,    Jamesway
                                  Corporation,     Megafood    Stores,    Inc.,
                                  Furrs/Bishop,    Inc.,    Gibson's   Discount
                                  Centers,  Inc.,  Salant  Corporation,  Accord
                                  Financial Corp.,  Hampton  Industries,  Inc.,
                                  Levitz  Furniture,  and Factory  Card & Party
                                  Outlet.  Mr.  Evans  is a CPA and is a member
                                  and chairman of various audit committees. Mr.
                                  Evans  is  our  audit   committee   financial
                                  expert.  Mr. Evans  joined S.D.  Leidesdorf &
                                  Company, predecessor firm to Ernst & Young in 1954, became a partner at that firm in 1968, and retired from Ernst & Whinney as a partner in 1989. From 1978 through 1989, Mr. Evans was a member of Ernst & Whinney corporate financial service group. From 1989 until 1999, Mr. Evans was a consultant for the firm of Ernst & Young in their corporate financial services group.

Alan C. Levitan                   Mr. Levitan  currently serves on the Board of
Age: 64                           the  New  Jersey  Community  Food  Bank,  the
Director since April 2005         Academy  of Food  Marketing  at St.  Joseph's
                                  University,  and  the  Arts  Council  of  the
                                  Morris area in New Jersey.  Mr.  Levitan is a
                                  former   Director   of  the  Food   Marketing
                                  Institute and former Vice Chairman of the New
                                  Jersey  Food  Council.  Mr.  Levitan was also
                                  employed by Kings Super Markets in New Jersey
                                  in various  management  positions,  including
                                  President and CEO. Prior to that, Mr. Levitan
                                  was employed by Purity Supreme, Inc. for many
                                  years,   progressing  through  a  variety  of
                                  positions, including Senior Vice-President of
                                  Marketing  and   Merchandising  and  Division
                                  General Manager.

Robert R. Panasuk                 Mr.  Panasuk was President & Chief  Executive
Age: 51                           Officer,  serving in this role from  December
Director from December 2006       2006 through October 2007. Mr. Panasuk joined
                                  Penn   Traffic  in  October  2006  as  Senior
                                  Vice-President,  Co-Chief  Operating Officer.
                                  Mr. Panasuk was Executive  Vice-President  of
                                  A&P   from   2004  to  2005   where   he  was
                                  responsible for Merchandising,  Marketing and
                                  Distribution for U.S.  Operations.  From 2002
                                  to 2004 he served as President of  Waldbaum's
                                  Inc.,  and from 2001 to 2002 he was Executive
                                  Vice-President   A&P  Canada.   Mr.   Panasuk
                                  resigned from the Board in October 2007 in connection with his resignation as President and Chief Executive Office.

Gregory J. Young                  Mr.  Young is President  and Chief  Executive
Age: 51                           Officer,  serving in this role since  October
Director since December 2006      2007. Mr. Young was Senior  Vice-President  -
                                  Chief Marketing & Distribution Officer of the
                                  Company  between July and  December  2006 and
                                  Executive  Vice-President and Chief Operating
                                  Officer  between  December  2006 and  October
                                  2007.  From 2003  until he became  associated
                                  with Penn  Traffic,  Mr.  Young  served as an
                                  executive with C&S Wholesale  Grocers,  first
                                  as  Vice-President of Perishables and then as
                                  Vice-President/General Manager of C&S Retail.
                                  From  2001  to  2003  Mr.   Young  was  Group
                                  Vice-President/General  Manager for A&P Super
                                  Foodmart. From 2000 to 2001 he served as Vice-President of Store Operations and from 1999 to 2000 he served as Vice-President of Sales & Merchandising for A&P Super Foodmart.
                                  Prior to 1999, Mr. Young served for more than 25 years in a number of management and other positions at the Company and its subsidiary, P&C Foods.

Kurt M. Cellar                    Mr. Cellar  joined Bay Harbour  Management in
Age: 37                           1998.  Mr.  Cellar is a  Chartered  Financial
Director since June 2007          Analyst.   He  is  currently  a  director  of
                                  Hardwood Lumber Manufacturing and a former director of Telcove.

Scott Sozio                       Mr.  Sozio  joined Bay  Harbour  in  November
Age: 27                           2004. Prior to joining Bay Harbour, Mr. Sozio
Director since June 2007          worked at CIBC World Markets in the Financial
                                  Restructuring Group.

There are no family relationships among our directors and executive officers.

The members of the Compensation Committee as of February 3, 2007 are Messrs. Burke and Kelly. Mr. Burke is Chairman of the Compensation Committee. During fiscal year 2007 Mr. Panasuk served as an advisor to the committee. The Compensation Committee reviews the annual recommendations of the Chief Executive Officer concerning the compensation of certain of our employees, including the compensation plans, retirement plans and fringe benefit plans in which such persons participate, and makes reports and recommendations with respect to such matters to our Board of Directors. The Compensation Committee, which held 9 meetings during fiscal year 2007, also administers our 2006 Omnibus Award Plan, see "Item 11. Executive Compensation - Compensation Discussion and Analysis" below.

The members of the Audit Committee as of February 3, 2007 are Messrs. Evans, Collins and Levitan. Mr. Evans is Chairman of the Audit Committee and our audit committee financial expert. The Audit Committee held 24 meetings during fiscal year 2007.

EXECUTIVE OFFICERS FOR FISCAL YEAR 2007

NAME                            AGE     POSITION HELD

Robert R. Panasuk               51      Chief Executive Officer and President
Charles C. Bostwick             57      Vice-President of Information Technology
                                        and Chief Information Officer
Gregory J. Young                51      Executive Vice-President - Chief
                                        Operating Officer
Randy P. Martin                 51      Senior Vice-President-Finance
Daniel J. Mahoney               40      Vice-President, General Counsel and
                                        Secretary


Executive officers are appointed by the Board of Directors and hold office until their successors have been appointed or until their earlier resignation or removal from office. A brief biography of each executive officer is presented below.

Mr. Panasuk served as our President and Chief Executive Officer during fiscal year 2007 until his resignation in October 2007. Mr. Panasuk joined us in October 2006 as Senior Vice-President, Co-Chief Operating Officer. Mr. Panasuk was Senior Vice-President of A&P from 2004 to 2005 where he was responsible for Merchandising, Marketing and Distribution for U.S. Operations. From 2002 to 2004 he served as President of Walbaums' Inc., and from 2001 to 2002 he was Executive Vice-President A&P Canada.

Mr. Bostwick held the position of Vice-President of Information Technology and Chief Information Officer with us between 1998 and 2007. From 1993 to 1998 Mr. Bostwick held top IT positions for various divisions of Whirlpool, Asian Division. Mr. Bostwick was Vice-President, MIS & Chief Information Officer, Long Drugstore, 1989 to 1993. Between 1986 and 1989 he was Director of Computing and Communication Services, Bekins.

Mr. Young was our Executive Vice-President & Chief Operating Officer, during fiscal year 2007. Upon Mr. Panasuk's resignation in October 2007, Mr. Young was promoted to President and Chief Executive Officer. Mr. Young was Senior
Vice-President - Chief Marketing & Distribution Officer between July and December 2006. From 2003 until he became associated with us, Mr. Young served as an executive with C&S Wholesale Grocers, first as Vice-President of Perishables and then as Vice-President/General Manager of C&S Retail. From 2001 to 2003 Mr. Young was Group Vice-President/General Manager for A&P Super Foodmart. From 2000 to 2001 he served as Vice-President of Store Operations and from 1999 to 2000 he served as Vice-President of Sales & Merchandising for A&P Super Foodmart. Prior to 1999, Mr. Young served for more than 25 years in a number of management and other positions at P&C Foods and its subsidiaries.

Mr. Martin served as our Senior Vice-President-Finance from March 2005 until January 2007. From January 1999 until March 2005 Mr. Martin held the position of Vice-President-Finance and Chief Accounting Officer. From 1997 until January 1999, he served as our Vice-President of Strategic Planning and Treasurer. From 1993 to 1997, Mr. Martin served as our Director of Taxes. From 1984 to 1993, Mr. Martin was employed by Price Waterhouse in various positions, including Senior Tax Manager from 1991 to 1993.

Mr. Mahoney joined us in January 2007 as Vice-President and General Counsel. Previously Mr. Mahoney had been an attorney at the Boston, MA firm of Nutter, McClennen & Fish LLP (1994 - 2004), where his clients included Shaw's Supermarkets, Inc. and Shop Rite. He then moved to in house counsel roles for Shaw's Supermarkets (2004 - 2005) and C&S Wholesale Grocers (2006). Mr. Mahoney's legal practice has focused in the area of labor and employment law. He is a cum laude graduate of Harvard College and a magna cum laude graduate from Boston University School of Law.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE COMPENSATION OBJECTIVES

We structure our executive compensation programs in a manner that links them to our overall financial and strategic objectives and aligns the interests of our executives with the interests of our shareholders.

In support of these principal objectives, we designed our compensation strategy to:

     o provide a competitive compensation package that enables us to attract, retain, and motivate highly talented executives necessary for our current and long-term success
     o provide annual incentive compensation that is based on the attainment of pre-established financial and operational results and short and long-term strategic objectives
     o reward individual performance as measured against individual functional area performance objectives
     o create a culture of accountability and commitment to our core values of integrity, respect, responsibility, learning and ethics


EXECUTIVE COMPENSATION PROCESS

To meet the objectives of our compensation strategy and to ensure that executive officer compensation does not exceed reasonable and competitive levels, our Compensation Committee approves annually the financial objectives and personal goals for each named executive officer. The achievement of financial objectives and personal goals determine the potential payout amount under our Management Performance Incentive Plan, as described in detail under "Management Performance Incentive Plan" as described below in the "Elements of Compensation" section.

I.     President and Chief Executive Officer Compensation Process

Our Compensation Committee meets with our President and Chief Executive Officer at the beginning of each fiscal year to establish his financial and individual strategic performance objectives, as detailed under the "Fiscal Year 2007 Management Performance Incentive Plan Description by Position" section below. Our Compensation Committee conducts an annual performance review of our President and Chief Executive Officer assessing his achievement of the financial and individual business results against those set at the beginning of the fiscal year. Using the performance review and the competitive benchmark guidelines as discussed in the "Competitive Benchmarking" section below, our Compensation Committee makes a salary recommendation to our non-employee members of the Board of Directors for the salary and bonus levels of our President and Chief Executive Officer. After discussing the Compensation Committee's recommendation and making any changes deemed necessary, our non-employee members of the Board of Directors then vote on the compensation.

II.      Senior Executive Compensation Process

For each of our other executive officers, our President and Chief Executive Officer provides a recommendation for their salary and bonus levels to our Compensation Committee. Our President and Chief Executive Officer's recommendation assesses the achievement of the financial and individual functional area business results against the goals established by the Compensation Committee at the beginning of the fiscal year. Our Compensation Committee uses this recommendation in conjunction with their own assessment of the executive's performance to determine salary levels. No specific weight is assigned to any one factor; rather the Compensation Committee determines the executive's compensation at their discretion, based on overall performance. The Compensation Committee then presents their recommendation to the non-employee members of the Board of Directors. After discussing the Compensation
Committee's recommendation and making any changes deemed necessary, our non-employee members of the Board of Directors then vote on the recommendation.

Our Compensation Committee relies on a report from the Stanton Group, our Compensation Committee's independent compensation consultant, to benchmark the compensation of our named executive officer's and other senior executives'
compensation against our competitors and other relevant peer companies. This benchmarking process helps our Compensation Committee to make sure that the compensation packages they approve are competitive within the market. See "Competitive Benchmarking" and "Base Salary" under the "Elements of Compensation" sections below for the specific proxy peer group, salary surveys group and base salary targets information.


COMPETITIVE BENCHMARKING

Our Compensation Committee annually evaluates our named executive officers' specific compensation levels against competitive benchmark data. The Compensation Committee has retained the Stanton Group as an independent compensation consultant to provide competitive market data and outside knowledge in the development of executive compensation and retention strategies.

The Stanton Group uses two sources to establish the competitive benchmark salary levels: proxy data from a Peer Group and Salary Survey Groups.

We target the base salary compensation levels for our executives at twenty-five percent of the average executive compensation levels paid by the companies in our peer group and survey group, as identified below. We feel this is necessary to meet the objective of attracting and retaining the executive talent necessary for our success.

The salary level used to compare our executive compensation salaries is calculated as follows:

     o    calculate the twenty-fifth percentile for the proxy peer group
     o    calculate the twenty-fifth percentile for the salary survey groups
     o    average these two numbers resulting in one combined salary total


FISCAL YEAR 2007 PROXY PEER GROUP

We gathered proxy data for companies that we feel represent a key competitive group for executive talent, as determined by our Compensation Committee along with recommendations from the Stanton Group. The fiscal year 2007 proxy peer group consisted of:


Ingles Markets , Inc                Spartan Stores, Inc.
Weis Markets, Inc.                  Marsh Supermarkets, Inc.
Wild Oats Markets, Inc.             Foodarama Supermarkets, Inc.

The proxy peer group reflects retail industry organizations with comparable sales, number of employees, and organizational structure.


FISCAL YEAR 2007 SALARY SURVEY GROUPS

The published market surveys and their component companies used by Stanton Group for competitive benchmarking were as follows:

Watson Wyatt Executive Database
-------------------------------
Alex Lee, Inc.                      Price Chopper Supermarkets/ The Golub Corporation
Associated Food Stores, Inc.        Publix Super Markets, Inc
Big Y Foods, Inc.                   Safeway, Inc.
Brookshire Grocery Company          Sears Holdings Corporation
C&S Wholesale Grocer, Inc.          Sprouts Farmers Market, LLC.
Fresh Market, Inc. (The)            Stop & Shop Supermarket Company
Giant Food Stores, LLC.             Supervalu, Inc.
Hannaford Brothers Company          Wegmans Food Markets, Inc.
Harris Teeter Supermarkets, Inc     Whole Foods Market, Inc.
Kroger Company (The)                Winn-Dixie Stores, Inc.
Minyard Food Stores, Inc.

Stanton Group Wholesale-Retail Survey
-------------------------------------
Alex Lee, Inc                       Marsh Supermarkets, LLC
Associated Grocers, Inc.            Nash Finch Company
Associated Wholesale Grocers, Inc.  Pathmark Stores, Inc.
BI-LO, LLC                          Price Chopper/The Golub Corporation
Big Y Foods, Inc.                   Safeway, Inc.
Brookshire Grocery Company          Spartan Stores, Inc.
Hy-Vee, Inc.                        Stop and Shop Supermarket Company
Kroger Company (The)                Winco Foods, LLC


Custom Survey Conducted by Stanton Group for Harris Teeter
(another retail grocer)
----------------------------------------------------------

Golub Corporation                   Pathmark Stores, Inc.
Harris Teeter, Inc.                 Publix Super Markets
Ingles Markets, Inc.                Ukrop's Super Markets, Inc.
Nash Finch Company


The Economic Research Institute Salary Assessor Database
--------------------------------------------------------

The component companies are not available for this survey.


These sources cover a range of different size organizations in the retail industry. The selected companies were based on organizations of a reasonably similar size and operation with revenues between $1.0 billion and $2.1 billion and reflect the market in which we compete for executive talent.

The data from the salary surveys are then subjectively weighted to create a survey composite for each position. The weightings were determined based on the strength of the match between our job position and the salary survey job, the number of companies behind this data, the geographic similarities, and how strongly the data reflected our labor market.


ELEMENTS OF COMPENSATION

The elements of compensation for our executive officers are:

     o    base salary
     o Management Performance Incentive Plan (short-term annual, non-equity performance based cash incentive pay)
     o    2006 Omnibus Award Plan (long term equity based incentive program)
     o    perquisites (relocation)
     o    retirement and other employee benefits
     o    post employment benefits

COMPENSATION MIX

Subject to final approval by the non-employee members of the Board of Directors, our Compensation Committee determines the value of our executive officer pay packages. We allocate each executive officer's total compensation among the various elements listed above, with a heavier weighting on short-term and long-term performance based elements.

Base Salary: As discussed in the "Base Salary" section below, we target executive pay at the twenty-fifth percentile of comparable positions at peer group and salary survey companies.

Short-Term (Annual) Non-Equity Performance Based Cash Incentive Compensation (Management Performance Incentive Plan): The cash incentive was targeted to be at the median (fiftieth percentile) of the market competitive benchmark as discussed in the "Competitive Benchmark" section below.

Long-Term Equity Based Compensation: The non-employee members of the Board of Directors determine this element of pay, using the fiftieth percentile proxy peer and survey groups competitive benchmark. We believe the long term equity award provides an incentive for our executives to increase our market value, as represented by our common stock price, since our long term equity incentive is directly tied to our fair value of the common stock.


BASE SALARY

Base salary is fixed compensation provided to our named executive officers and other executives. Base salaries provide our executives with a degree of financial certainty that is not based on financial performance and supports our Compensation Committee's objective of providing competitive compensation to attract and retain the highest quality talent necessary for our long term success.

The competitive benchmarking, as described above, provided by the Stanton Group, is the primary factor used by our Compensation Committee to determine the base salary level.

In general, we benchmarked the pay of all executive officers, as well as any new executive officer hired in fiscal year 2007, at the twenty-fifth percentile of companies with revenues between $1.0 and $2.1 billion. We feel this benchmark level is necessary to meet our objective of attracting and retaining executive talent necessary for our success.

Our Compensation Committee reviewed each of the salaries for fiscal year 2007 for our named executive officers. Based on their review of the competitive benchmarking data provided by the Stanton Group for our named executive officers, the Compensation Committee determined that the current compensation levels for several of the executive officer positions were below the twenty-fifth percentile benchmark. We put our executive officers who were below twenty percent or more of the twenty-fifth percentile benchmark on a six month salary increase schedule, each February and July, to incrementally bring their salaries up to the twenty-fifth percentile benchmark level. We have summarized the base salaries paid to our named executive officers for fiscal year 2007 in the following table:

          Summary of the Annual Base Compensation for Fiscal Year 2007
          ------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
           NAME            DATE OF     ANNUAL SALARY                       COMMENTS
                        SALARY CHANGE
-------------------------------------------------------------------------------------------------------------------
Robert R. Panasuk          10/03/2006       $375,000  Hired as Senior Vice-President and Co-Chief Operating Officer
-------------------------------------------------------------------------------------------------------------------
Robert R. Panasuk          12/12/2006        500,000  Promoted to President and Chief Executive Officer
-------------------------------------------------------------------------------------------------------------------
Robert C. Chapman           1/29/2006        463,600  Benchmark increase
-------------------------------------------------------------------------------------------------------------------
Robert C. Chapman           7/30/2006        477,611  Benchmark increase
-------------------------------------------------------------------------------------------------------------------
Gregory J. Young (1)        7/17/2006        300,000  Hired as Senior Vice-President of Distribution and Chief
                                                      Marketing Officer
-------------------------------------------------------------------------------------------------------------------
Gregory J. Young           10/03/2006        375,000  Promoted  to Senior  Vice-President  and  Co-Chief  Operating
                                                      Officer
-------------------------------------------------------------------------------------------------------------------
Gregory J. Young           12/12/2006        400,000  Promoted  to  Executive  Vice-President  and Chief  Operating
                                                      Officer
-------------------------------------------------------------------------------------------------------------------
Randy P. Martin             1/29/2006        236,242  Benchmark increase
-------------------------------------------------------------------------------------------------------------------
Francis D. Price            1/29/2006        176,667  Benchmark increase
-------------------------------------------------------------------------------------------------------------------
Francis D. Price            7/30/2006        184,573  Benchmark increase
-------------------------------------------------------------------------------------------------------------------
David A. Adamsen            1/29/2006        172,840  Benchmark increase
-------------------------------------------------------------------------------------------------------------------
Charles C. Bostwick          1/1/2005       $208,000  No increase given in fiscal year 2007, already at or above benchmark
-------------------------------------------------------------------------------------------------------------------

(1) On July 17, 2006 we hired Mr. Young at a salary higher than the twenty-fifth percentile benchmark. We believe it was appropriate to compensate Mr. Young above the twenty-fifth percentile benchmark due to the immediate business need to fill the vacant position of Senior Vice-President and Chief Marketing Officer, his previous 25 years of experience with us, and to provide succession planning for the positions of Executive Vice-President and Chief Operating Officer and President and Chief Executive Officer.

The fiscal year 2007 base salary paid to each of the named executive officers is listed in the "Summary Compensation Table for Fiscal Year 2007" below.


MANAGEMENT   PERFORMANCE   INCENTIVE  PLAN   (SHORT-TERM   ANNUAL,   NON-EQUITY
PERFORMANCE BASED CASH INCENTIVE PAY)

We are committed to a compensation philosophy that rewards performance. The Management Performance Incentive Plan is an annual performance based plan designed to support our pay for performance philosophy by rewarding those employees who are instrumental in exceeding the established performance goals tied to our profitability.

Our named executive officers, other executive officers and other members of management participate in the Management Performance Incentive Plan. The President and Chief Executive Officer, along with our other named executive officers' presents the upcoming fiscal year budget to the Board of Directors. The non-employee members of the Board of Directors reviews the budget, making any changes deemed necessary, which establishes the upcoming fiscal year targets for financial objectives under the Management Performance Incentive Plan.

We determined the potential incentive bonus amounts by position using the fiftieth percentile bonus compensation benchmark, as provided by Stanton, from our competitive proxy peer groups. We used this benchmark because we believe that executive compensation should correlate with financial performance. We give more weight to performance-based incentives when we establish total compensation levels for each executive officer. As a result, the executive officer has an element of risk attached to their total compensation that is dependent on our financial performance.

The personal goals for executive management are set after discussions between our Compensation Committee and our President and Chief Executive Officer. Our President and Chief Executive Officer then meets and communicates their personal goals to the named executive officers.

For fiscal year 2007, we based the Management Incentive Plan upon the achievement of net operating profit before taxes.

Net operating profit before taxes is defined as sales less the cost of product and operating expenses, such as payroll, benefits, supplies, utilities, repairs and maintenance, outside services, insurance, rent, and bad debt (see "Loss Before Income Taxes" on the "Consolidated Statement of Operations" in Item 8. "Financial Statements and Supplemental Data.")

We must achieve 100% of budgeted net operating profit before taxes, as established by our Board of Directors, for there to be an incentive payment under any portion of the Management Performance Incentive Plan; there is no guarantee of a payment under any part of the Management Performance Incentive Plan.

We  calculate  the  amount  of  the  annual  performance  cash  incentive  as a percentage of the executive's base salary. We believe correlating the base salary with the amount of the potential annual incentive compensation appropriately takes into account the varying levels of responsibility for each position. Thus, as a position takes on added responsibility the base salary increases, and the annual performance cash incentive component will increase as well.

Incentive Payout Formula Weighting

o 70% of the total potential incentive payment based on achievement of net operating profit before taxes
o    30% based on personal goals

The personal goals focused on implementation of strategic initiatives for each executive's functional area, or in the case of the President and Chief Executive Officer, overall strategic initiatives. To determine the personal goal payout, the Compensation Committee would have analyzed each goal separately and determined through discussions with each named executive officer if the goal was achieved.

In fiscal year 2007 we did not achieve our targeted net operating profit before taxes, therefore no named executive officer received compensation under the Management Performance Incentive Plan. This is reflected under the "Non-Equity Incentive Plan Compensation" column in the "Summary Compensation Table for Fiscal Year 2007" below.

FISCAL YEAR 2007 MANAGEMENT PERFORMANCE INCENTIVE PLAN DESCRIPTION BY POSITION

Robert R. Panasuk and Gregory J. Young, Senior Vice-Presidents and Co-Chief Operating Officers: Effective 10/3/2006

Potential Incentive Bonus Payment: 45% of base salary, with an additional 5% bonus for every additional $1.0 million of net operating profit before taxes, up to a maximum bonus rate of 90%.

--------------------------------------------------------------------------------------------------------------------
  ACTUAL NET OPERATING PROFIT BEFORE     TOTAL NET OPERATING      PERSONAL GOALS INCENTIVE       TOTAL PERCENT
    TAXES VS. TARGET NET OPERATING       PROFIT BEFORE TAXES       PAYMENT WEIGHTED (30%)      INCENTIVE PAYMENT
         PROFIT BEFORE TAXES              INCENTIVE PAYMENT                                          (100%)
                                           WEIGHTED (70%)
--------------------------------------------------------------------------------------------------------------------
Under 100% Achievement Net Operating                      0%                            0%                    0%
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
100% Achievement of  Net Operating         31.5% Base Salary             13.5% Base Salary       45% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
150% Achievement of  Net Operating           63% Base Salary               27% Base Salary       90% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Mr. Panasuk                          - Reduce number of non-performing stores
Individual Personal Goals            - Conduct distribution center studies to identify and achieve financial targets
                                     - Complete rollout of "Fresh store" concept which is a combination of upgraded fresh departments in capital project stores and expanded fresh product offerings in all stores
--------------------------------------------------------------------------------------------------------------------
Mr. Young                            - Achieve budgeted inventory goals
Individual Personal Goals            - Reduce general administration costs
                                     - Complete rollout of "Fresh store" concept which is a combination of upgraded fresh departments in capital project stores and expanded fresh product offerings in all stores
--------------------------------------------------------------------------------------------------------------------

Robert R. Panasuk, President and Chief Executive Officer: Effective 12/12/2006

Potential Incentive Bonus Payment: 75% of base salary, with an additional 5% bonus for every additional $1.0 million of net operating profit before taxes, up to a maximum bonus rate of 150%.

--------------------------------------------------------------------------------------------------------------------
  ACTUAL NET OPERATING PROFIT BEFORE     TOTAL NET OPERATING     PERSONAL GOALS INCENTIVE PAYMENT     TOTAL PERCENT
    TAXES VS. TARGET NET OPERATING       PROFIT BEFORE TAXES              WEIGHTED (30%)                INCENTIVE
         PROFIT BEFORE TAXES              INCENTIVE PAYMENT                                          PAYMENT (100%)
                                           WEIGHTED (70%)
--------------------------------------------------------------------------------------------------------------------
Under 100% Achievement Net Operating                      0%                                   0%                0%
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
100% Achievement of  Net Operating         52.5% Base Salary                    22.5% Base Salary   75% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
150% Achievement of  Net Operating          105% Base Salary                      45% Base Salary         150% Base
Profit Before Taxes                                                                                          Salary
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Individual Personal Goals            - Reduce number of non-performing stores
                                     - Conduct distribution center studies to identify and achieve financial targets
                                     - Complete rollout of "Fresh store" concept which is a combination of upgraded fresh departments in capital project stores and expanded fresh product offerings in all stores
--------------------------------------------------------------------------------------------------------------------

Gregory  J.  Young,  Executive  Vice-President  and  Chief  Operating  Officer:
Effective 12/12/2006

Potential Incentive Bonus Payment: 60% of base salary, with an additional 5% bonus for every additional $1.0 million of net operating profit before taxes, up to a maximum bonus rate of 120%.

--------------------------------------------------------------------------------------------------------------------
  ACTUAL NET OPERATING PROFIT BEFORE     TOTAL NET OPERATING      PERSONAL GOALS INCENTIVE       TOTAL PERCENT
    TAXES VS. TARGET NET OPERATING       PROFIT BEFORE TAXES       PAYMENT WEIGHTED (30%)      INCENTIVE PAYMENT
         PROFIT BEFORE TAXES              INCENTIVE PAYMENT                                          (100%)
                                           WEIGHTED (70%)
--------------------------------------------------------------------------------------------------------------------
Under 100% Achievement Net Operating                      0%                            0%                    0%
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
100% Achievement of  Net Operating           42% Base Salary               18% Base Salary       60% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
150% Achievement of  Net Operating           84% Base Salary               36% Base Salary      120% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Individual Personal Goals            - Achieve budgeted inventory goals
                                     - Reduce general administration costs
                                     - Complete rollout of "Fresh store" concept which is a combination of upgraded fresh departments in capital project stores and expanded fresh product offerings in all stores
--------------------------------------------------------------------------------------------------------------------

Robert J. Chapman, Former President and Chief Executive Officer

Potential Incentive Bonus Payment: 50% of base salary, with an additional 5% bonus for every additional $1.0 million of net operating profit before taxes, up to a maximum bonus rate of 100%.

--------------------------------------------------------------------------------------------------------------------
  ACTUAL NET OPERATING PROFIT BEFORE     TOTAL NET OPERATING      PERSONAL GOALS INCENTIVE       TOTAL PERCENT
    TAXES VS. TARGET NET OPERATING       PROFIT BEFORE TAXES       PAYMENT WEIGHTED (30%)      INCENTIVE PAYMENT
         PROFIT BEFORE TAXES              INCENTIVE PAYMENT                                          (100%)
                                           WEIGHTED (70%)
--------------------------------------------------------------------------------------------------------------------
Under 100% Achievement Net Operating                      0%                            0%                    0%
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
100% Achievement of  Net Operating           35% Base Salary               15% Base Salary       50% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
150% Achievement of  Net Operating           70% Base Salary               30% Base Salary      100% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Individual Personal Goals            - Reduce number of non-performing stores
                                     - Conduct distribution center studies to identify and achieve financial targets
                                     - Complete rollout of "Fresh store" concept which is a combination of upgraded fresh departments in capital project stores and expanded fresh product offerings in all stores
--------------------------------------------------------------------------------------------------------------------

Randy P. Martin, Former Senior Vice-President-Finance

Potential Incentive Bonus Payment: 45% of base salary, with an additional 5% bonus for every additional $1.0 million of net operating profit before taxes, up to a maximum bonus rate of 90%.

--------------------------------------------------------------------------------------------------------------------
  ACTUAL NET OPERATING PROFIT BEFORE     TOTAL NET OPERATING      PERSONAL GOALS INCENTIVE        TOTAL PERCENT
    TAXES VS. TARGET NET OPERATING       PROFIT BEFORE TAXES       PAYMENT WEIGHTED (30%)       INCENTIVE PAYMENT
         PROFIT BEFORE TAXES              INCENTIVE PAYMENT                                          (100%)
                                           WEIGHTED (70%)
--------------------------------------------------------------------------------------------------------------------
Under 100% Achievement Net Operating                      0%                            0%                     0%
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
100% Achievement of  Net Operating         31.5% Base Salary             13.5% Base Salary        45% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
150% Achievement of  Net Operating           63% Base Salary               27% Base Salary        90% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Individual Personal Goals            - Reduce buiness cost through improved technology
                                     - Reduce general administration costs
                                     - Develop program to reduce energy costs
--------------------------------------------------------------------------------------------------------------------

Dave A. Adamsen, Vice-President of Manufacturing and Wholesale and Charles C. Bostwick, Former Vice-President of Information Technology and Chief Information Officer

Potential Incentive Bonus Payment: 40% of base salary, with an additional 5% bonus for every additional $1.0 million of net operating profit before taxes, up to a maximum bonus rate of 80%.

--------------------------------------------------------------------------------------------------------------------
  ACTUAL NET OPERATING PROFIT BEFORE     TOTAL NET OPERATING      PERSONAL GOALS INCENTIVE        TOTAL PERCENT
    TAXES VS. TARGET NET OPERATING       PROFIT BEFORE TAXES       PAYMENT WEIGHTED (30%)       INCENTIVE PAYMENT
         PROFIT BEFORE TAXES              INCENTIVE PAYMENT                                          (100%)
                                           WEIGHTED (70%)
--------------------------------------------------------------------------------------------------------------------
Under 100% Achievement Net Operating                      0%                            0%                     0%
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
100% Achievement of  Net Operating           28% Base Salary               12% Base Salary        40% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
150% Achievement of  Net Operating           56% Base Salary               24% Base Salary        80% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Mr. Adamsen                          - Grow Penny Curtiss sales volume
Individual Persona Goals             - Grow wholesale food distribution sales volume
                                     - Reduce bad debt reserve for Penny Curtiss and Wholesale
--------------------------------------------------------------------------------------------------------------------
Mr. Bostwick                         - Complete computer based training in all stores
Individual Personal Goals            - Complete IBM Point of Sale Systems in remaining stores
                                     - Implement electronic check processing
--------------------------------------------------------------------------------------------------------------------

Francis D. Price, Former Vice-President, General Counsel, Secretary

Potential Incentive Bonus Payment: 40% of base salary, with an additional 5% bonus for every additional $1.0 million of net operating profit before taxes, up to a maximum bonus rate of 90%.

--------------------------------------------------------------------------------------------------------------------
  ACTUAL NET OPERATING PROFIT BEFORE     TOTAL NET OPERATING      PERSONAL GOALS INCENTIVE        TOTAL PERCENT
    TAXES VS. TARGET NET OPERATING       PROFIT BEFORE TAXES       PAYMENT WEIGHTED (30%)       INCENTIVE PAYMENT
         PROFIT BEFORE TAXES              INCENTIVE PAYMENT                                          (100%)
                                           WEIGHTED (70%)
--------------------------------------------------------------------------------------------------------------------
Under 100% Achievement Net Operating                      0%                            0%                     0%
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
100% Achievement of  Net Operating           28% Base Salary               12% Base Salary        40% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------
150% Achievement of  Net Operating           63% Base Salary               27% Base Salary        90% Base Salary
Profit Before Taxes
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Individual Personal Goals            - Contain and reduce legal fees
                                     - Sell excess assets
                                     - Upgrade contract schedules for more detailed information for company-wide access
----------------------------------------------------------------------------------------------------------------------


2006 OMNIBUS AWARD PLAN (LONG TERM EQUITY BASED INCENTIVE PROGRAM)

Our Board adopted the 2006 Omnibus Award Plan on December 15, 2006.

The purpose of the 2006 Omnibus Award Plan is to provide a means to attract and retain talented individuals and to provide a means for employees and directors to acquire and maintain common stock or be paid incentive compensation measured by the value of our common stock. This is intended to strengthen the commitment of our employees and our Board of Directors to our welfare and promote an identity of interest between these individuals and our shareholders.

We have granted phantom stock awards under the 2006 Omnibus Award Plan in fiscal year 2007 to Messrs. Panasuk and Young, as detailed in the "Summary Compensation Table for Fiscal Year 2007," "Grants of Plan Based Awards for
Fiscal Year 2007" tables and the accompanying narrative disclosure. The decision to grant these awards to Messrs. Panasuk and Young was made in conjunction with their respective promotions to the positions of President and Chief Executive Officer and Executive Vice-President and Chief Operating Officer. Additionally, we used phantom stock awards because they are directly tied to the value of our common stock and provide an incentive for our executives to increase our market value, as well as serving as a long-term retention tool.

Since the phantom stock is directly tied to the fair value of our common stock, we believe the phantom stock award provides an incentive for our executives to increase our market value through increases in our common stock price. Additionally, the phantom stock awards serve as a long term retention incentive and reward demonstrated and sustained superior performance.

Because we lack sufficient audited historical financial statements under SEC rules, we do not make awards that entitle our employees to receive shares. Instead, we make phantom awards that entitle the award recipient to receive a cash payment.

PERQUISITES (RELOCATION)

We do not offer our named executive officers substantial compensation in the form of perquisites. We offer an Enhanced Executive Relocation Plan covering the costs of purchasing and selling a primary residence. We feel it is important that our executives live in the geographical area in which we conduct business in. The amounts paid under our Enhanced Executive Relocation Plan in fiscal year 2007 are detailed in the "All Other Compensation for Fiscal Year 2007" table, below.


RETIREMENT AND OTHER EMPLOYEE BENEFITS

We offer a defined contribution plan to assist our employees, including our named executive officers, in planning for retirement. The plan includes individual and company contributions.

1.  401(k) plan

We offer retirement benefits to our employees through a tax-qualified defined contribution 401(k) savings plan. This plan offers employees the opportunity to save towards retirement in a pretax account. The retirement benefits for our executive officers under the 401(k) savings plan are the same as those available to other eligible employees. If an employee contributes at least 3% of their weekly pay, we will match 50% of the first 3% of their pay, after one year of service. Individuals may contribute up to the maximum limit imposed by
Section 402(g) of the Internal Revenue Service Code, currently $15,500 a year.

2.  Non-elective 401(k) contributions

Each year we make a non-elective contribution of 3% of total annual salary into the 401(k) savings plan for each eligible employee, including our executive officers. The 3% is based on gross salary paid in the calendar year and made the following year for employees with over 6 months of service at the end of the calendar year. This annual contribution allows our 401(k) savings plan to be qualified as a safe harbor plan, as defined by the Internal Revenue Service 401(k) regulations.

3.  Health and other employee benefits

We also provide other customary employee benefits so that our overall compensation package is competitive. Medical, dental, vision, and disability insurance plans are offered, for which our executive officers are charged the same rates as all other employees. We do not offer separate medical or disability plans for our executive officers. The only additional executive employee benefit is travel life insurance, which is an enhanced life insurance and accidental death and dismemberment business travel coverage offered to executive officers with a maximum payable under the policy of $1,000,000. Our costs of the premiums for this travel life insurance are included under "All Other Compensation for Fiscal Year 2007," table below.

EMPLOYMENT AGREEMENTS

There are no employment agreements with any named executive officer or any other individual which constitute an employment contract offering a position for a guaranteed period of time. We do not have employment agreements since they would limit the right of our Board of Directors to terminate executives at their discretion, as determined by the current and future needs of the business. Terms of employment such as base salary, benefits, sign-on bonus (if applicable), eligibility for incentive plans, vacation, and severance are outlined in the employment offer letter sent to an individual when he or she is offered the position.


POST EMPLOYMENT BENEFITS

We have entered into Executive Change in Control Agreements, as approved by the Board of Directors on April 18, 2006, with our executives in order to assure the continuity of management during a change in control, and to make sure our executives can evaluate and respond to potential changes in control in the best interests of our shareholders, even if it means they work themselves out of their jobs. We also wish to provide certain financial assurances to our executive officers and other key employees who have had access to confidential information and have been instrumental in developing employee and customer relationships, all of which are valuable assets that we wish to protect in a change in control situation. The specifics of this plan, including potential payments on a change in control are discussed in the "Potential Payment Upon Termination or Change in Control" section below.


TAX CONSIDERATIONS

The Compensation Committee monitors changes in the regulatory environment when assessing the financial efficiency of the various elements of the executive compensation program.

Section 162(m) of the Internal Revenue Code generally limits the amount of compensation paid to the named executives which we can deduct on our taxes to $1 million a year. However, performance-based compensation, as determined under tax regulations, in excess of $1 million would still be tax deductible.

We consider the tax deductibility of any element of executive compensation when we structure our overall compensation program. Although we intend that all compensation paid to our named executive officers be deductible under Section 162(m) of the Internal Revenue Code, the Compensation Committee may, at its discretion, choose to pay compensation that does not qualify for deductibility if they determine that is in our best interest.

COMPENSATION COMMITTEE REPORT

Following the fiscal year 2007 review, with guidance from the Stanton Group, our Compensation Committee believes that the elements of executive compensation were appropriate and reasonable.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of the Regulation S-K with management, and based on the review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

John E. Burke, Chairman of the Compensation Committee Robert J. Kelly, Non-Executive Chairman of the Board of Directors and Compensation Committee Member


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2007, Messrs. Burke and Kelly served as members of our compensation committee. None of the members of our compensation committee during such year had any relationships required to be disclosed under Item 407(e)(4) of Regulation S-K.

TABULAR DISCLOSURE OF EXECUTIVE AND DIRECTOR COMPENSATION

                Summary Compensation Table for Fiscal Year 2007
                -----------------------------------------------

--------------------------------------------------------------------------------------------------------
        NAME AND POSITION            SALARY        BONUS    STOCK AWARDS       ALL OTHER         TOTAL
                                      $ (1)        $ (2)        $ (3)     COMPENSATION $ (4)       $
--------------------------------------------------------------------------------------------------------
ROBERT R. PANASUK                  $ 149,038     $ 75,000     $ 32,643        $ 92,628         $ 349,309
    President and Chief
    Executive Officer
--------------------------------------------------------------------------------------------------------
ROBERT J. CHAPMAN
    Former President and Chief
    Executive Officer                369,572            -            -         139,327           508,899
--------------------------------------------------------------------------------------------------------
RANDY P. MARTIN
    Former Senior
    Vice-President-Finance           240,785            -            -          21,514           262,299
--------------------------------------------------------------------------------------------------------
GREGORY J. YOUNG
    President and Chief
    Executive Officer                197,115       75,000       16,322         162,256           450,693
--------------------------------------------------------------------------------------------------------
FRANCIS D. PRICE JR.
    Former Vice-President,
    General Counsel, Secretary       152,224            -            -          50,756           202,980
--------------------------------------------------------------------------------------------------------
DAVID ADAMSEN
    Vice-President of
    Manufacturing and Wholesale      176,164            -            -          18,955           195,119
--------------------------------------------------------------------------------------------------------
CHARLES C. BOSTWICK
    Vice-President of
    Information Technology and
    Chief Information Officer      $ 212,000     $      -     $      -        $ 18,362         $ 230,362
--------------------------------------------------------------------------------------------------------

(1) Reflects base salary the named executive earned during fiscal year 2007. Messrs. Panasuk and Young's salaries represent the applicable portion for time worked, of their salaries documented in the "Offer Letters for Names Executive Officers Hired or With a Change of Position in Fiscal year 2007" table below.

(2) Reflects Messrs. Panasuk and Young's sign-on bonus paid in increments based on the terms of the individual executive's offer letter.

(3) Amounts set forth represent the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 as computed in accordance with SFAS 123(R) which is a revision of FASB Statement No. 123 "Accounting for Stock-Based Compensation," disregarding estimates of forfeitures related to service-based vesting conditions. In accordance with SFAS 123(R) the awards are being accounted for as compensation expense and a corresponding liability over the period to settlement date based on changes in the value of our common stock using the Black-Scholes method. As of February 3, 2007 the following was used to calculate the fair market value of this compensation:

                       Valuation Date                12/15/2006
                       Expiration Date                 5/1/2009
                       Stock Price                       $15.00
                       Grant Price                       $12.33
                       Term                                 2.4
                       Risk-free rate                     4.96%
                       Volatility                           40%
                       Dividend yield                        0%

4) The amounts shown in this column are detailed in the additional table "All Other Compensation for Fiscal Year 2007," below.


                               All Other Compensation for Fiscal Year 2007
                               -------------------------------------------

----------------------------------------------------------------------------------------------------------------------
        NAME            401(K)       401(K) 3%     RELOCATION  INCOME/EXCISE    COMPANY PAID    SEVERANCE $     TOTAL
                       EMPLOYER     NON-ELECTIVE     $ (1)     TAX GROSS UP $ HEALTH AND OTHER      (3)           $
                        MATCH $    CONTRIBUTION $                   (2)          BENEFITS $
----------------------------------------------------------------------------------------------------------------------
Robert R. Panasuk       $       -       $       -    $ 32,376        $ 59,095       $   1,157      $      -    $92,628
----------------------------------------------------------------------------------------------------------------------
Robert J. Chapman           3,315          14,131           -               -          11,663       110,218    139,327
----------------------------------------------------------------------------------------------------------------------
Randy P. Martin             3,339           7,079           -               -          11,096             -     21,514
----------------------------------------------------------------------------------------------------------------------
Gregory J. Young                -          10,421      68,789          77,106           5,940             -    162,256
----------------------------------------------------------------------------------------------------------------------
Francis D. Price            2,337           5,407           -               -          11,067        31,945     50,756
----------------------------------------------------------------------------------------------------------------------
David A. Adamsen            2,974           5,209           -               -          10,772             -     18,955
----------------------------------------------------------------------------------------------------------------------
Charles C. Bostwick     $   3,180       $   6,281    $      -        $      -       $   8,901      $      -    $18,362
----------------------------------------------------------------------------------------------------------------------

(1) In fiscal year 2007, Messrs. Panasuk and Young each received a relocation bonus of $15,000 in lieu of a company car, in accordance with their offer letters. In addition, Mr. Panasuk received $17,376 for temporary living expenses. Mr. Young received $22,389 for expenses incurred in the selling of his previous residence, $25,140 for moving expenses and $6,260 for the closing costs related to the purchase of his new residence.

(2) Amounts shown include tax gross-ups provided in connection with the sign-on bonus and relocation expenses paid pursuant to the named executive officer's offer letter.

(3) Severance was paid to Messrs. Chapman and Price in fiscal year 2007 based on the terms of their severance agreements, as disclosed in the narrative to the "Summary Compensation for Fiscal Year 2007" table.


PAYMENTS FOR FORMER NAMED EXECUTIVE OFFICERS FISCAL YEAR 2007

In connection with the resignation of Mr. Chapman as our President and Chief Executive Officer, effective as of October 2, 2006, he is entitled to receive severance payments pursuant to his severance agreement, which entitles him to 78 weeks of severance pay based on an annualized salary of $477,611. Additionally, Mr. Chapman will continue to receive health care, life insurance and 401(k) contributions through the severance payout period.

In connection with the resignation of Mr. Price as our Vice-President, General Counsel and Secretary, effective as of November 10, 2006, he is entitled to receive severance payments pursuant to his severance agreement, which entitles him to 52 weeks of severance pay based on an annualized salary of $184,573. Additionally, Mr. Price will continue to receive health care, life insurance and 401(k) contributions through the severance payout period.

In connection with the resignation of Mr. Martin as our Senior Vice-President-Finance, effective as of January 26, 2007, he is entitled to receive severance payments pursuant to his severance agreement, which entitles him to 52 weeks of severance pay based on an annualized salary of $236,242. Additionally, Mr. Martin will continue to receive health care, life insurance and 401(k) contributions through the severance payout period.

In connection with the resignation of Mr. Bostwick as our Vice-President of Information Technology and Chief Information Officer, effective as of June 1, 2007, he is entitled to receive severance payments pursuant to his severance agreement, which entitles him to 52 weeks of severance pay based on an annualized salary of $208,000. Additionally, Mr. Bostwick will continue to receive health care, life insurance and 401(k) contributions through the severance payout period.

                Grants of Plan Based Awards for Fiscal Year 2007
                ------------------------------------------------

                                   -----------------------------------
                                    ESTIMATED POSSIBLE PAYOUTS UNDER
                                   NON-EQUITY INCENTIVE PLAN AWARDS(b)
----------------------------------------------------------------------------------------------
                                                                       ALL OTHER
                                                                         STOCK
                                                                         AWARDS,    GRANT DATE
                                                                       NUMBER OF    FAIR VALUE
          NAME            GRANT      THRESHOLD    TARGET $  MAXIMUM $  SHARES OF     OF STOCK
                          DATE (1)                   (2)        (2)     STOCK OR    AND OPTION
                                                                         UNITS #     AWARDS $
----------------------------------------------------------------------------------------------
ROBERT R. PANASUK
----------------------------------------------------------------------------------------------
Management Incentive             -           -  $   95,192  $ 190,384          -      $      -
 Plan
----------------------------------------------------------------------------------------------
2006 Omnibus Award Plan   12/15/07           -           -          -    100,000       556,214
----------------------------------------------------------------------------------------------
ROBERT J. CHAPMAN
----------------------------------------------------------------------------------------------
Management Incentive             -           -     235,302    470,605          -             -
 Plan
----------------------------------------------------------------------------------------------
RANDY P. MARTIN
----------------------------------------------------------------------------------------------
Management Incentive             -           -     106,308    212,616          -             -
 Plan
----------------------------------------------------------------------------------------------
GREGORY J. YOUNG
----------------------------------------------------------------------------------------------
Management Incentive             -           -      87,032    174,064          -             -
 Plan
----------------------------------------------------------------------------------------------
2006 Omnibus Award Plan   12/15/07           -         -         -        50,000       278,107
----------------------------------------------------------------------------------------------
FRANCIS D. PRICE, JR.
----------------------------------------------------------------------------------------------
Management Incentive             -           -      72,248    144,496          -             -
 Plan
----------------------------------------------------------------------------------------------
DAVID A. ADAMSEN
----------------------------------------------------------------------------------------------
Management Incentive             -           -      69,136    138,272          -             -
 Plan
----------------------------------------------------------------------------------------------
CHARLES C. BOSTWICK
----------------------------------------------------------------------------------------------
Management Incentive             -           -  $   83,200  $ 166,400          -      $      -
 Plan
----------------------------------------------------------------------------------------------

(1) The grant date used for the phantom stock awarded in fiscal year 2007 is the date that our Board of Directors adopted and approved the 2006 Omnibus Award Plan.

(2) The target amount shown potentially could have been paid if net operating profit before taxes had been achieved at 100% and personal goals had been achieved at 100%. The potential maximum amount would be payable upon achieving 200% of the targeted net operating profit before taxes and 100% of the personal goals. As reflected in the "Summary Compensation Table for Fiscal Year 2007," no named executive officer received a payout under this plan in fiscal year 2007.

NARRATIVE DISCUSSION TO THE SUMMARY COMPENSATION TABLES AND GRANTS OF PLAN BASED AWARDS

FISCAL YEAR 2007 MANAGEMENT PERFORMANCE INCENTIVE PLAN (SHORT TERM ANNUAL, NON-EQUITY PERFORMANCE BASED CASH INCENTIVE PAY)

In fiscal year 2007 we did not achieve our targeted net operating profit before taxes, and no named executive officer received compensation under our Management Performance Incentive Plan. This is reflected under the "Non-Equity Incentive Plan Compensation" column in the "Summary Compensation Table for Fiscal Year 2007" above.


2006 OMNIBUS AWARD PLAN (LONG TERM EQUITY BASED INCENTIVE PROGRAM)

Our Board of  Directors  adopted the 2006  Omnibus  Award Plan on December  15,
2006.

So that the appropriate incentive can be provided, the plan provides for granting incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, phantom stock awards, stock bonuses, and performance compensation awards, or any combination of the above.

1.   Phantom Stock Awards

On December 15, 2006, our Board of Directors approved a phantom stock award of 100,000 shares to Mr. Panasuk and 50,000 shares to Mr. Young. The decision to grant these awards to Messrs. Panasuk and Young was made in conjunction with their respective promotions to the positions of President and Chief Executive Officer and Executive Vice-President and Chief Operating Officer.

The phantom stock award granted to Messrs. Panasuk and Young is a cash award whose value is determined based on the positive excess, if any, of the fair market value of one share of common stock on the settlement date over the fair market value of such share on the effective date.

The phantom awards will settle on the earlier of (a) May 1, 2009, (b) a change in control, as such term is defined in the 2006 Omnibus Award Plan, or (c) the death or disability, as defined under section 409A of the Internal Revenue Code, of the reporting person.

The detailed amounts and values of the phantom stock incentive awarded for fiscal year 2007 are shown in the "Grants of Plan-Based Awards for Fiscal Year 2007" table.

2.   Phantom Stock Award Grant Date and Price

Our Board of Directors is responsible for setting the grant dates and approving the amount and exercise price of any stock or option awards. Our executive officers are not involved in the process of granting equity awards or in setting the grant price.

Under the 2006 Omnibus Award Plan, the fair market value of our common stock on any given date is equal to the average of the high bid and low ask price of our common stock on the Pink Sheets, LLC as of the most recent trading day proceeding such date on which a sale of our common stock occurred.

We do not have a plan, program, or practice to time the grants of equity based awards granted to the named executive officers with the release of material nonpublic information. The grant date used for the equity awards is the date the award is extended.


NAMED EXECUTIVE OFFICER PERSONNEL CHANGES FISCAL YEAR 2007

In fiscal year 2007 a number of changes in personnel were made at the executive level. We made these changes in response to our financial performance.

The following are the named executive officer personnel changes during fiscal year 2007 to present:

     o Robert J. Chapman resigned as President and Chief Executive Officer October 2, 2006.

     o Robert R. Panasuk and Gregory Young were named Senior Vice-Presidents and Co-Chief Operating Officers on October 3, 2006.

     o Robert R. Panasuk was named President and Chief Executive Officer on December 12, 2006.

     o Gregory J. Young was named Executive Vice-President and Chief Operating Officer on December 12, 2006.

     o Francis D. Price, Jr. resigned as Vice-President, General Counsel and Secretary on November 10, 2006.

     o Daniel J. Mahoney was named Vice-President, General Counsel effective January 16, 2007.

     o Randy P. Martin resigned as Senior Vice-President Finance as of January 26, 2007.

     o Tod A. Nestor was named Senior Vice-President and Chief Financial Officer on May 14, 2007.

     o    Charles  C.  Bostwick   resigned  as  Vice-President  of  Information
          Technology and Chief Information Officer as of June 1, 2007.

     o Lynn A. Leitzel was named Vice-President and Chief Information Officer on June 4, 2007.

     o On September 30, 2007 Mr. Panasuk resigned as President and Chief Executive Officer for personal reasons. Mr. Young was named as President and Chief Executive Officer in a unanimous vote by the Board of Directors.

OFFER LETTER SUMMARIES

WE ARE USING THIS ADDITIONAL TABLE TO SUMMARIZE THE TERMS OF OFFER LETTERS WITH
NAMED EXECUTIVE OFFICES WHO WERE HIRED OR CHANGED POSITION IN FISCAL YEAR 2007

-------------------------------------------------------------------------------------------------------------------------
                        Robert R. Panasuk   Robert R. Panasuk   Gregory J. Young   Gregory J. Young    Gregory J. Young
-------------------------------------------------------------------------------------------------------------------------
Effective Date of          10/02/2006          12/12/2006           7/5/2006          10/02/2006          12/12/2006
Position
-------------------------------------------------------------------------------------------------------------------------
Position Title               Senior           President and          Senior             Senior             Executive
                       Vice-President and                        Vice-President   Vice-President and  Vice-President and
                       Co-Chief Operating    Chief Executive       and Chief      Co-Chief Operating    Chief Operating
                             Officer             Officer       Marketing Officer        Officer             Officer
-------------------------------------------------------------------------------------------------------------------------
Salary                    $  375,000            $500,000          $  300,000          $  375,000          $  400,000
-------------------------------------------------------------------------------------------------------------------------
Sign On Bonus                100,000 (1)               -             100,000 (2)               -
-------------------------------------------------------------------------------------------------------------------------
Management
Performance Incentive  45% to 90% of Base    75% to 150% of      45% to 90% of    45% to 90% of Base    60% to 120% of
Plan                         Salary            Base Salary        Base Salary           Salary            Base Salary
-------------------------------------------------------------------------------------------------------------------------
Relocation                  Enhanced                                Enhanced
                         Relocation Plan                        Relocation Plan
                           Grossed Up               -              Grossed Up              -                   -
                       $15,000 in lieu of                       $15,000 in lieu
                           company car                           of company car
-------------------------------------------------------------------------------------------------------------------------
Vacation                     4 weeks                -               4 weeks                -                   -
-------------------------------------------------------------------------------------------------------------------------
Severance                   52 weeks                -               52 weeks               -                   -
-------------------------------------------------------------------------------------------------------------------------
Executive Change in            yes                  -                 yes                  -                   -
Control Agreement
-------------------------------------------------------------------------------------------------------------------------
Equity (Phantom                                  100,000                                   -                50,000
Shares)                         -                                      -
-------------------------------------------------------------------------------------------------------------------------

(1) A sign on bonus was paid to Mr. Panasuk for recruitment reasons. We paid a sign on bonus to attract and recruit Mr. Panasuk to us, taking into account the difficulty of recruiting high level talent to our geographical area and our financial history.

(2) A sign on bonus was paid to Mr. Young for recruitment reasons. We paid a sign on bonus to attract and recruit Mr. Young to us, taking into account the difficulty of recruiting high level talent to our geographical area, our financial history, and to compensate him for the bonus compensation from his prior employer he gave up when he joined us.

WE ARE USING THIS  ADDITIONAL  TABLE TO SUMMARIZE  THE MATERIAL  TERMS OF OFFER
LETTERS WITH OUR NAMED  EXECUTIVE  OFFICERS  WHO WERE HIRED BEFORE  FISCAL YEAR
2007, OR WHO DEPARTED BEFORE THE END OF FISCAL YEAR 2007

--------------------------------------------------------------------------------------------------------------------------------
                        Robert J. Chapman    Randy P. Martin  Francis D. Price, Jr.     David A. Adamsen    Charles C. Bostwick
--------------------------------------------------------------------------------------------------------------------------------
Effective Date of           03/29/2004         03/15/2005         2/22/1993             09/12/2005            03/16/1998
Position
--------------------------------------------------------------------------------------------------------------------------------
Position Title         President and Chief       Senior         Vice-President      Vice-President of     Vice-President of
                        Executive Officer    Vice-President    General Counsel,     Manufacturing and        Information
                                                 Finance          Secretary             Wholesale        Technology and Chief
                                                                                                          Information Officer
--------------------------------------------------------------------------------------------------------------------------------
Management                                  As determined by                         As determined by      As determined by
Performance Incentive  50% to 100% of Base    the Board of            -                the Board of          the Board of
Plan                          Salary            Directors                               Directors             Directors
--------------------------------------------------------------------------------------------------------------------------------
Vacation                  Company policy     Company policy     Company policy           5 weeks            Company policy
--------------------------------------------------------------------------------------------------------------------------------
Severance                 Company policy     Company policy     Company policy           9 months           Company policy
--------------------------------------------------------------------------------------------------------------------------------
Executive Change in         04/26/2006         04/26/2006         04/26/2006            04/26/2006            04/26/2006
Control Agreement
Date Signed
--------------------------------------------------------------------------------------------------------------------------------

                     OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2007

          ---------------------------------------------------------------------
                                                   STOCK AWARDS
          ---------------------------------------------------------------------
          NAME                     NUMBER OF SHARES OR    MARKET VALUE OF SHARES
                                   UNITS OF STOCK THAT    OR UNITS OF STOCK THAT
                                   HAVE NOT VESTED # (1)    HAVE NOT VESTED $
          ---------------------------------------------------------------------
          Robert R. Panasuk                 94,131              251,801
           Omnibus Award Plan
          ---------------------------------------------------------------------
          Gregory J. Young
          Omnibus Award Plan                47,066              125,900
          ---------------------------------------------------------------------

(1)  The phantom  awards will become  vested on the earlier of (a) May 1, 2009,
     (b) a change in control, as such term is defined in the 2006 Omnibus Award Plan, or (c) the death or disability, as defined under section 409A of the Internal Revenue Code.

DIRECTOR COMPENSATION

The table below discloses non-employee director compensation for the fiscal year 2007. Our employee directors do not receive additional compensation for their service on the Board of Directors.

Each director receives an annual retainer of $25,000. The non-executive Chairman of the Board receives an additional annual retainer of $25,000. Each Chair of the Audit and Compensation Committees receives an additional $5,000 per year. The fee received for personal attendance at Board meetings is $1,500, committee meeting attendance is $1,000, and for telephonic meetings is $750. Additionally, we reimburse directors for travel and lodging expenses associated with attendance at our Board of Director meetings.

Our Board of Directors granted phantom stock awards under our 2006 Omnibus Award Plan or May 14, 2007 to Messrs. Burke, Collins, Evans, Levitan, and Kelly. Each recipient received a grant award of 4,537 shares of phantom stock. In addition, beginning in fiscal year 2009, non-employee members of the Board of Directors will receive an annual grant of phantom stock on the first Monday of our fiscal year. Each share of phantom stock entitles the individual to receive an amount in cash equal to the fair market value of one share of our common stock of the company on the settlement date of such share of phantom stock.

The settlement date is the earlier of (a) the business day following the date on which the reporting person ceases to be a member of our Board of Directors,
(b) a change in control as defined in the 2006 Omnibus Award Plan, or (c) the death or disability (as defined under section 409A of the Internal Revenue
Code) of the reporting person.

On June 29, 2006, we entered into a consulting agreement with Mr. Kelly, under which Mr. Kelly provided us consulting and advisory services. Mr. Kelly received $3,000 for each day of service and reimbursement for reasonable expenses incurred in connection with the performance of duties. The amount of the consulting fees is shown in the "Director Compensation for Fiscal Year 2007" table below as "All Other Compensation." Mr. Kelly terminated his consulting agreement, and such payments ended, as of December 12, 2006.

                   Director Compensation for Fiscal Year 2007
                   ------------------------------------------

     ---------------------------------------------------------------------------
                                                   All Other
     Name                      Fees Earned $   Compensation $(1)        Total $
     ---------------------------------------------------------------------------
     John E. Burke                  $ 57,344         $       -         $ 57,344
     ---------------------------------------------------------------------------
     Kevin P. Collins                 60,578                 -           60,578
     ---------------------------------------------------------------------------
     Ben Evans                        71,078                 -           71,078
     ---------------------------------------------------------------------------
     Robert J. Kelly                  38,594           207,000          245,594
     ---------------------------------------------------------------------------
     Alan C. Levitan                $ 62,336         $       -         $ 62,336
     ---------------------------------------------------------------------------

(1) Consulting fees paid to Mr. Kelly pursuant to the consulting agreement dated June 29, 2006

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The potential amounts payable to each named executive officer for the various termination scenarios are detailed.

1.   Termination with no Change in Control

Pursuant to our written severance policy, in consideration for a release of claims, eligible Vice-Presidents and Senior Vice-Presidents are to be provided between 12 to 52 weeks salary and health care continuation after employment termination, and an eligible President and Chief Executive Officer is to be provided between 26 to 78 weeks of continued salary and health care coverage after employment termination. The severance policy defines eligibility and ineligibility criteria. An executive may be deemed ineligible for severance if the employment termination is a result of factors including one of the following: voluntary resignation, failure to meet performance goals, absenteeism, any violations of policy, or death.


3.   Termination with Change in Control

We have  entered  into  Executive  Change in Control  Agreements  with  Messrs.
Panasuk, Young, Adamsen and Bostwick and the other members of the executive committee. Our Executive Change in Control Agreement is a double trigger agreement. A double trigger agreement means that two events, such as an involuntary termination (or voluntary termination for good reason) and a change in control, must occur for there to be any payment made under the agreement. Involuntary termination can occur without cause or voluntary resignation for good reason within two years following the effective date of a change in control. Good reason is defined as a material reduction in responsibilities, a reduction in salary, or a more than 50 mile change in location. Payments pursuant to a change in control take the place of, and are not supplemented by, amounts tied to the written severance policy described above.

Definition of change in control:

     o an acquisition by any person of 50% or more of either the outstanding shares or combined voting power of our securities, excluding:

          (a) acquisitions by us or any entity that is controlled by, controls or is under common control with us,

          (b) acquisitions by an employee benefit plan we or an affiliate sponsors, or

          (c) acquisitions by the individual executive who has signed the agreement,

     o there is a change in the majority of the members of our board of directors which is not approved by our pre-change board of directors,

     o    our liquidation or dissolution

     o a sale, transfer or other disposition of all or substantially all of our business or assets, or

     o    the  consummation  of  a  reorganization,  recapitalization,  merger,
          consolidation,   statutory  share  exchange  or  similar  transaction
          requiring shareholder approval, unless:

          (a) the beneficial owners of more than 50% of the total voting power of our stock are the indirect beneficial owners of the voting stock of the resulting corporation in substantially the same proportions as their ownership before the transaction, and

          (b) at least a majority of the members of the board of the resulting corporation were member of our board before the transaction.


The potential payments to our named executive officers under an involuntary termination or termination by key employee for good reason are:

     o two times the higher of the annual rate of current base salary or the average annualized base salary of the prior 24 months;

     o two times the average of the annual cash bonuses payable under the annual incentive plan for each of the three fiscal years prior to the effective date of the termination; and

     o    continuation of health and welfare benefits for one year

If any payments or benefits provided under our Executive Change in Control Agreement together with any other payments or benefits from us would cause the executive to be subject to the so-called "golden parachute excise tax" by operation of Internal Revenue Code Section 4999 (a tax levied on payments paid in connection with a change in control to certain officers, executives and other highly compensated employees which are unusually large in comparison to historic pay), the payments will be reduced if and to the extent necessary to avoid the imposition of the golden parachute excise tax. If we underwent a change in control on the last day of our 2007 fiscal year and Mr. Panasuk were terminated at that time, the payments to which he would have been entitled would have subjected him to the golden parachute excise tax. Although the severance formula would have delivered a $1,000,000 payment to Mr. Panasuk, his payment would have been reduced by $317,280 to avoid the golden parachute excise tax, and he would have only received $682,720 in cash severance, as reflected in the table below.

The following table summarizes the potential payout amount for each listed scenario, assuming the change in control or termination event occurred on February 3, 2007, the last day of fiscal year 2007. Details of severance payments made to former named executive officers are shown in "All Other Compensation for Fiscal Year 2007."

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL FOR FISCAL YEAR 2007

------------------------------------------------------------------------------------------------------
                                          UNPAID PRIOR     ACCELERATED VESTING    HEALTH
NAME                          SALARY $   YEAR BONUS $(1)  OF EQUITY AWARDS $(2)  BENEFITS      TOTAL $
------------------------------------------------------------------------------------------------------
ROBERT R. PANASUK
------------------------------------------------------------------------------------------------------
  Involuntary termination     $500,000        $      -              $      -      $ 5,917     $505,917
------------------------------------------------------------------------------------------------------
  Change in control            682,720               -               267,500        5,917      956,137
------------------------------------------------------------------------------------------------------
  Death                              -               -               267,500            -      267,500
------------------------------------------------------------------------------------------------------
ROBERT J. CHAPMAN
------------------------------------------------------------------------------------------------------
  Actual severance             716,430               -                     -        8,875      725,305
------------------------------------------------------------------------------------------------------
RANDY P. MARTIN
------------------------------------------------------------------------------------------------------
  Actual severance             236,242               -                     -        8,902      245,144
------------------------------------------------------------------------------------------------------
GREGORY J. YOUNG
------------------------------------------------------------------------------------------------------
  Involuntary termination      400,000               -                     -        8,902      408,902
------------------------------------------------------------------------------------------------------
  Change in control            800,000               -               133,750        8,902      942,652
------------------------------------------------------------------------------------------------------
  Death                              -               -               133,750            -      133,750
------------------------------------------------------------------------------------------------------
FRANCIS D. PRICE
------------------------------------------------------------------------------------------------------
  Actual severance             184,573               -                     -        8,902      193,475
------------------------------------------------------------------------------------------------------
DAVID A. ADAMSEN
------------------------------------------------------------------------------------------------------
  Involuntary termination      172,840               -                     -        8,902      181,742
------------------------------------------------------------------------------------------------------
  Change in control            345,680               -                     -        8,902      354,582
------------------------------------------------------------------------------------------------------
CHARLES C. BOSTWICK
------------------------------------------------------------------------------------------------------
  Involuntary termination      208,000               -                     -        4,855      212,855
------------------------------------------------------------------------------------------------------
  Change in control           $416,000        $ 41,600              $      -      $ 4,855     $462,455
------------------------------------------------------------------------------------------------------

(1) The bonus calculation upon a change in control is based on the average of the cash bonus paid in the prior three years. Mr. Bostwick had received incentive bonuses pursuant to the key employee retention plan in fiscal years 2005 and 2006. The key employee retention plan was discontinued in fiscal year 2006 and replaced in the fiscal year 2007 with the Management Performance Incentive Plan.

(2) Upon a change in control or death of the employee, the phantom stock would vest immediately. For the calculation of the potential payment of the phantom stock award, we used the fair market value of our common stock of $15.00 per share.

(3) Messrs. Chapman, Martin, and Price have an amount listed under severance; each individual terminated employment during the fiscal year, and begin to receive his severance.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common shares as of October 22, 2007 (unless otherwise indicated) by: (i) each person who beneficially owns 5% or more of our common shares; (ii) each of our directors; (iii) each of the persons named in the Summary Compensation Table set forth herein; and (iv) all directors and executive officers as a group. The information set forth below for 5% stockholders was derived from publicly available reports made by the persons listed below on Forms 13G and 13D. We have not attempted to verify any of this information. All shares of our common stock issued prior to the effective date of our plan of reorganization were deemed cancelled as provided in our plan of reorganization. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares beneficially owned by them. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or group of persons has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named below, any security which such person or persons has the right to acquire within 60 days (including shares which may be acquired upon exercise of warrants or upon exercise of vested portions of stock options) is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. On October 22, 2007, there were 8,297,697 shares of Common Stock outstanding.


                                                              AMOUNT & NATURE OF
NAME AND ADDRESS OF                                               BENEFICIAL       PERCENT OF
BENEFICIAL OWNER                                                   OWNERSHIP          CLASS
----------------------------------------------------------------------------------------------
Bay Harbour Management, L.C.(1)                                    1,912,992             23.1%
885 Third Avenue
New York, NY 10022

Pension Benefit Guaranty Corporation (2)                           1,874,134             22.6%
Agent: JP Morgan Investment Management, Inc
522 Fifth Avenue
New York, NY 10036

King Street Capital Management, L.L.C.(3)                          1,174,908             14.2%
65 East 55th Street
30th  Floor
New York, NY 10022

CR Intrinsic Investors LLC (4)                                       805,500              9.7%
72 Cummings Point Road
Stamford, CT  06901

Southpoint Capital Advisors, LP (5)                                  607,236              7.3%
623 Fifth Avenue Suite 2503
New York, NY 10022

All directors and executive officers as a Group (14 persons)               0              0%

   John E. Burke, Kevin P. Collins, Ben Evans, Robert J. Kelly, Alan C. Levitan, Kurt M. Cellar,
   Scott Sozio, Robert J. Chapman, Charles G Bostwick, Randy P. Martin, Robert R. Panasuk,
   Gregory J. Young, Tod A. Nestor and Daniel J. Mahoney

(1) As reported in the Schedule 13D (Amendment No. 5) filed with the SEC on February 16, 2007.

(2) On September 28, 2005, JP Morgan Investment Management, Inc., or JPMIM, as agent for the PBGC and pursuant to an investment management agreement between JPMIM and PBGC, received 1,874,134 of our common shares, which shares were distributed to the PBGC in accordance to our plan of reorganization.

(3)  As reported in the Schedule 13D filed with the SEC on June 15, 2007.

(4)  As reported in the Schedule 13D filed with the SEC on October 22, 2007.

(5) As reported in the Schedule 13G/A (Amendment No. 1) filed with the SEC on February 9, 2006.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the federal securities laws, the directors and executive officers and any persons holding more than 10% of our common shares are required to report their initial ownership of such shares and any subsequent changes in that ownership to the SEC. To our knowledge, based upon a review of the copies of the reports furnished to us and written representations that no other reports were required, these filing requirements were satisfied during fiscal year 2007.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
           DIRECTORS INDEPENDENCE

On December 12, 2006, Robert J. Kelly, our Non-Executive Chairman of the Board, terminated the consulting agreement that he had entered into with us on June 29, 2006. Under the consulting agreement, Mr. Kelly had been providing certain consulting and advisory services to us, including certain services customarily performed by a chief executive officer of a corporation. We paid Mr. Kelly $0.2 million for his services during the term of the agreement.

On October 30, 2007, our Board of Directors determined that Messrs. Burke, Collins, Evans, Levitan, Cellar, and Sozio are independent under the definition of independence of the NASDAQ Stock Market in effect on that date. The Board of Directors determined that Messrs. Young and Kelly are not considered independent directors under the NASDAQ rules for the following reasons: Mr. Young is an executive officer and employee; and, during fiscal year 2007, Mr. Kelly accepted compensation in excess of $100,000 under his consulting agreement with us.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed by Eisner LLP for the audit of our financial statements for the 53-week period ended February 3, 2007, totaled approximately $1.2 million. Such fees represented the total fees for audit services. There were no audit related tax or other fees billed by Eisner LLP related to services rendered during such period.

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

Our consolidated financial statements filed as part of this report appear beginning on page 50.

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

Exhibits No.
------------

  10.3 Credit Agreement, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; General Electric
            Capital Corporation; JP Morgan Chase Bank, N.A.; The CIT Group/Business Credit; GECC Capital Markets Group, Inc.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 12,
            2006).

  10.4 Supplemental Loan Credit Agreement, dated as of April 13, 2005, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; Kimco Capital Corp.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on September 12,
            2006).

  10.5 Amendment, dated December 28, 2006, to the Credit Agreement, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; General Electric Capital Corporation; JP Morgan Chase Bank, N.A.; The CIT Group/Business Credit; GECC Capital Markets Group, Inc.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on August 17, 2007).

  10.6 Amendment, dated December 28, 2006, to the Supplemental Loan Credit Agreement, dated as of April 13, 2005, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; Kimco Capital Corp.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.6 to the Form 10-K filed on August 17, 2007).

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

Exhibits No.
------------

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

  10.15     Second  Amendment,  dated  as of  August  1,  2007,  to the  Credit
            Agreement, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; General Electric Capital Corporation; JP Morgan Chase Bank, N.A.; The CIT Group/Business Credit; GECC Capital Markets Group, Inc.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on August 14, 2007).

  10.16 Second Amendment, dated as of August 1, 2007, to the Supplemental Loan Credit Agreement, dated as of April 13, 2005, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; Kimco Capital Corp.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on August 14, 2007).

  10.17 Promotion letter, dated October 1, 2007, addressed to Gregory J. Young (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on October 1, 2007).

  16.1 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated September 12, 2006 (incorporated by reference to
            Exhibit 99.1 to the Form 8-K filed on September 12, 2006).

Exhibits No.
------------

   21.1 Subsidiaries of The Penn Traffic Company (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on August 17, 2007).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 31st day of October 2007.

THE PENN TRAFFIC COMPANY


            By:             /s/  Gregory J. Young
                            -------------------------------------
            Name:           Gregory J. Young
            Title:          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:


Signature                        Title                          Date


/s/ Robert J. Kelly              Chairman of the Board          October 31, 2007
--------------------------
Robert J. Kelly


/s/ John E. Burke                Director                       October 31, 2007
--------------------------
John E. Burke


/s/ Kevin P. Collins             Director                       October 31, 2007
--------------------------
Kevin P. Collins


/s/ Ben Evans                    Director                       October 31, 2007
--------------------------
Ben Evans


/s/ Alan C. Levitan              Director                       October 31, 2007
--------------------------
Alan C. Levitan


/s/ Kurt M. Cellar               Director                       October 31, 2007
--------------------------
Kurt M. Cellar


/s/ Scott Sozio                  Director                       October 31, 2007
--------------------------
Scott Sozio


/s/ Gregory J. Young             President and Chief            October 31, 2007
--------------------------       Executive Officer
Gregory J. Young                 and Director


/s/ Tod A. Nestor                Senior Vice-President          October 31, 2007
--------------------------       Chief Financial Officer
Tod A. Nestor