Form 10-Q
period 2005-04-30
PENN TRAFFIC CO
filed 2008-04-08
CIK 77155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐      NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES  ☐     NO  ☒

Common Stock, par value $.01 per share: 8,336,192 shares outstanding as of April 3, 2008

FORM 10-Q INDEX

			PAGE
PART I.		FINANCIAL INFORMATION

Item	1.	Financial Statements	4

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item	4.	Controls and Procedures	20

PART II.		OTHER INFORMATION

Item	1.	Legal Proceedings	21

Item	1A.	Risk Factors	21

Item	6.	Exhibits	22

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-Q, including without limitation, statements included in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact, are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  These forward-looking statements include statements relating to our anticipated financial performance and business prospects.  Statements preceded by, followed by or that include words such as “believe,” “anticipate,” “estimate,” “expect,” “could,” and other similar expressions are to be considered such forward-looking statements.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: our ability to improve operating performance and effectuate business plans; our ability to operate pursuant to the terms of our credit facilities and to comply with the terms of our lending agreements or to amend or modify the terms of such agreements as may be needed from time to time; our ability to generate cash; our ability to attract and maintain adequate capital; our ability to refinance our indebtedness; increases in prevailing interest rates; our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; general economic and business conditions; competition, including increased capital investment and promotional activity by our competitors; availability, location and terms of sites for store development; the successful implementation of our capital expenditure program; labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to our sponsored pension plans; the result of our pursuit of strategic alternatives; economic and competitive uncertainties; our ability to pursue strategic alternatives; economic and competitive uncertainties; changes in strategies; changes in generally accepted accounting principles; adverse changes in economic and political climates around the world, including terrorist activities and international hostilities; and the outcome of pending, or the commencement of any new, legal proceedings against, or governmental investigations of us, including the previously announced SEC and U.S. Attorney’s Office investigations.  We caution that the foregoing list of important factors is not exhaustive.  Accordingly, there can be no assurance that we will meet future results, performance or achievements expressed or implied by such forward-looking statements, which are generally required to be publicly revised as circumstances change, and which we do not intend to update.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is for the period beginning April 17, 2005 and ending April 30, 2005 and, except as expressly indicated otherwise, information in this report speaks as of such date.  As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.  Although April 13, 2005 was the effective date of the Plan, the Company chose April 16, 2005 as the effective date for accounting purposes to adopt fresh-start reporting because of the proximity of that date to the end of an accounting period.  Applying fresh-start reporting as of April 16, 2005 rather than the actual effective date of April 13, 2005 did not have a material effect on the financial condition or results of operations of the Company.

PART I

ITEM 1.          Financial Statements

The Penn Traffic Company

Condensed Consolidated Balance Sheets

As of April 30, 2005 and April 16, 2005

(In thousands, except share and per share data)

(unaudited)

	April 30,	April 16,
	2005	2005
		(Note 1)

ASSETS

Current Assets:
Cash	$40,181	$29,304
Accounts and notes receivable (less allowance for doubtful accounts of $3,279 and $3,243, respectively)	34,751	40,416
Inventories	116,245	116,518
Prepaid expenses and other current assets	7,888	11,433
	199,065	197,671

Capital Leases, net	11,959	12,023

Fixed Assets, net	102,739	103,406

Other Assets:
Intangible assets	39,400	39,612
Other assets	6,840	6,845
	46,240	46,457

Total Assets	$360,003	$359,557

The accompanying notes are an integral part of these statements.

	April 30,	April 16,
	2005	2005
		(Note 1)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$1,200	$1,200
Current maturities of long-term debt	254	254
Accounts payable	40,300	35,075
Other current liabilities	52,500	58,576
Accrued interest expense	506	554
Deferred income taxes	8,618	8,857
Liabilities subject to compromise (Note 4)	8,497	8,497
	111,875	113,013

Non-current Liabilities:
Obligations under capital leases	13,425	13,425
Long-term debt	40,588	37,967
Deferred income taxes	5,117	5,142
Defined benefit pension plan liability (Note 5)	39,943	39,959
Other non-current liabilities	31,355	31,473
	130,428	127,966

Total Liabilities	242,303	240,979

Commitments and Contingencies (Notes 4 and 6)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares,$.01 par value; none issued	—	—
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,498,752 shares at both dates	85	85
Capital in excess of par value	118,493	118,493
Deficit	(878)	—
Total stockholders’ equity	117,700	118,578

Total Liabilities and Stockholders’ Equity	$360,003	$359,557

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statement of Operations

For the Period from April 17, 2005 to April 30, 2005

(In thousands, except share and per share data)

(unaudited)

Revenues	$46,065

Cost and Operating Expenses:
Cost of sales	35,954
Selling and administrative expenses	10,924

Operating Loss	(813)

Interest expense	255

Loss Before Income Taxes	(1,068)

Income tax benefit	(190)

Net Loss	$(878)

Shares outstanding and to be issued	8,498,752

Net Loss Per Share (Basic and Diluted) (Note 3)	$(0.10)

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statement of Cash Flows

For the Period from April 17, 2005 to April 30, 2005

(In thousands)

(unaudited)

Operating Activities:
Net loss	$(878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,192
Deferred income taxes	(264)

Net change in operating assets and liabilities:
Accounts and notes receivable, net	5,665
Prepaid expenses and other current assets	3,545
Inventories	273
Accounts payable and other current liabilities	(899)
Other assets	5
Other noncurrent liabilities	(16)
Defined benefit pension plan	(16)

Net Cash Provided by Operating Activities	8,607

Investing Activities:
Capital expenditures	(351)

Net Cash Used in Investing Activities	(351)

Financing Activities:
Payments of mortgages	(15)
Net borrowings under revolving credit facility	2,636

Net Cash Provided by Financing Activities	2,621

Net increase in cash	10,877

Cash at the beginning of period	29,304

Cash at end of period	$40,181

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statement of Stockholders’ Equity

For the Period from April 17, 2005 to April 30, 2005

(In thousands)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Deficit	Total Stockholders’ Equity

Common stock to be issued in connection with plan of reorganization	$85	$118,493	$0	$118,578

Net loss for the 2-week period ended April 30, 2005			(878)	(878)

Balance at April 30, 2005	$85	$118,493	$(878)	$117,700

The Penn Traffic Company

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Penn Traffic Company and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2005 are not necessarily an indication of results that may be expected for the fiscal year ended January 28, 2006.  For further information, refer to the audited consolidated financial statement and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2006.

The balance sheet as of April 16, 2005 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company’s fiscal year ends on the Saturday closest to January 31.  Fiscal year 2006 is the 41-week period from April 17, 2005, the commencement of fresh-start reporting (see Note 2), to January 28, 2006.  The information presented in this quarterly report on Form 10-Q is for the two-week period beginning April 17, 2005 and ending April 30, 2005.

All significant intercompany transactions and accounts have been eliminated in consolidation.

Note 2 – Voluntary Bankruptcy Filing and Reorganization

On May 30, 2003, The Penn Traffic Company and all of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  The filing was made in response to pending defaults under the Company’s then-existing loan agreements and a lack of liquidity to continue operations.  Under Chapter 11, the Company continued to operate its businesses as debtor-in-possession under court protection from its creditors and claimants, while using the Chapter 11 process to substantially reduce its debt obligations and implement a plan of reorganization.

On February 2, 2005, the Company filed the First Amended Joint Plan of Reorganization (the “Plan”) with the bankruptcy court.  The Plan was confirmed on March 17, 2005 and became effective on April 13, 2005 (the “Effective Date”).

Pursuant to the terms of the Plan, the following transactions occurred on or around the Effective Date:

1.   The Company entered into new credit agreements providing for borrowings of up to $164 million.  Proceeds from these new credit agreements provided funds sufficient to repay a debtor-in-possession credit facility and all administrative and priority claims to the extent provided for in the Plan.

2.   The Company sold and leased back its five owned distribution facilities for a sales price of approximately $37 million.

3.   All shares of common stock and all stock options and warrants outstanding prior to the confirmation of the Plan were cancelled and the holders of such equity securities received no distributions under the Plan.

4.   The reorganized Company was authorized to issue new shares of common stock to unsecured creditors, which included holders of $100 million of senior notes, a claim by the Pension Benefit Guaranty Corporation (“PBGC”) of $60 million and trade claims, all of whom were eligible to receive pro rata distributions of new shares of common stock and the right to share in potential proceeds from certain causes of action.

The accompanying condensed consolidated financial statements as of April 16, 2005 and April 30, 2005, and for the fiscal period from April 17, 2005 to April 30, 2005, have been prepared in accordance with the provisions of Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) issued by the American Institute of Certified Public Accountants.  Pursuant to the provisions of SOP 90-7, upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting which resulted in a new reporting entity and a new basis of accounting.

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

The reorganization value of the Company upon emergence from the Chapter 11 proceedings was approximately $195 million.  The reorganization value represents the debt and equity value of the Company as of the effective date.  Such value, which was determined with the assistance of the Company’s financial advisors, was based upon various valuation methods, including discounted cash flow methodologies and analysis of comparable companies.  The equity value of the Company upon reorganization amounting to approximately $118 million, was determined after taking into account approximately $77 million of debt, consisting of long-term debt, obligations under capital leases and defined benefit pension plan liabilities, net of related deferred taxes.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  The fair values of the Company’s long-lived assets were determined, in part, using information provided by third-party appraisers.  The excess of the aggregate fair value of the Company’s tangible and identifiable intangible assets less non-interest bearing liabilities over the total reorganization value of approximately $31.7 million has been recorded as a pro rata reduction of non-current assets.

Note 3 – Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  Common shares issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan.  At April 30, 2005, common shares of 201,055 are estimated to be issued in connection with the settlement of remaining claims.

Note 4 – Liabilities Subject to Compromise

In connection with the Chapter 11 proceeding, there are two pending matters involving claims for the payment of money or the transfer of property.  In one matter, the Ohio Bureau of Workers’ Compensation (“OBWC”) has filed priority and administrative claims aggregating $13.4 million for pre-petition unpaid workers’ compensation premiums and for reserves to pay future claims arising from existing injuries.  The OBWC has also filed claims aggregating $1.8 million for alleged non-payment of post-petition premiums and for reserves to pay future claims arising from existing injuries.  The Company disputes the amounts of the claims, and is attempting to negotiate a settlement.

In another matter, a claimant has filed a priority claim allegedly arising under an agreement for a sale-leaseback transaction seeking either damages of $2.2 million or specific performance of the agreement.  The Company disputes the merits of the claim and is defending against it.

During the two-week period ended April 30, 2005, the Company made no payments in settlement of disputed claims.  The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings.  Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders’ equity.

Note 5 – Pension Plans

The Company has four noncontributory defined benefit pension plans covering certain union personnel.  The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.

The components of net periodic benefit cost for the two-week period ended April 30, 2005 is as follows (in thousands):

Service cost	$72
Interest cost	212
Expected return on plan assets	(194)

$90

For the two-week period ended April 30, 2005, the Company did not make any contributions to the four defined benefit plans.

Note 6 – Commitments and Contingencies

The United States Attorney for the Northern District of New York and the Securities and Exchange Commission have been conducting investigations relating to the Company’s promotional allowance practices and policies.  Such investigations began prior to the Company’s emergence from bankruptcy in April 2005.  The Company has been cooperating with these investigations and has produced documents and made Company employees available for interviews as requested.  The Company understands that these investigations are ongoing.

On June 1, 2006, the Company announced that the Audit Committee of the Board of Directors had completed its internal investigation of the Company’s promotional allowance practices.  The Audit Committee hired independent counsel to perform the investigation.  The Audit Committee found that the Company had engaged in certain improper practices principally relating to the premature recognition of promotional allowances and that these practices had largely ceased by the time of the Company’s Chapter 11 filing in May 2003.  On February 3, 2006, the Company announced that the employment of the Company’s Chief Marketing Officer and the Company’s Vice President, Non-Perishables Marketing had been terminated following an interim report to the Audit Committee on the findings of the investigation.

On September 17, 2007, the SEC filed civil fraud charges against the Company’s former Chief Marketing Officer and former Vice-President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company’s income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. The complaint further alleges that the individuals deceived the Company’s accounting personnel to carry out their fraudulent scheme and aided and abetted violations of the Securities Exchange Act of 1934 and rules thereunder. In addition, on the same date, the United States Attorney for the Northern

District of New York announced that a federal grand jury has returned an indictment against the abovementioned individuals on related criminal charges. Both the SEC and the United States Attorney indicated that their investigations are continuing.

In connection with these matters, the Company could be subject to damage claims, fines or penalties.  At present, the Company is unable to estimate the likelihood of an unfavorable outcome or the amount of any damage claims, fines or penalties in the event of an unfavorable outcome and, accordingly, no liability has been recorded for this contingency.

Note 7 – Segment Information

The Company operates in two segments – the retail food business and the wholesale food distribution business.  At April 30, 2005, the retail food business consists of supermarkets which the Company operates.  The wholesale food distribution business supplies independent supermarkets and other independent wholesale accounts with food, related products, and other services.  The Company has allocated warehouse and transportation costs based on each segment’s percentage of total shipments.

The table below presents information with respect to operating segments as well as reconciliations to consolidated information (in thousands).

	Retail Food	Wholesale Food Distribution	Reconciling Items		Total

Revenues	$37,457	$7,753	$855	(1)	$46,065

Cost of sales	(27,637)	(7,584)	(591	)(2)	(35,812	)(4)
Selling and administrative expense	(8,349)	(248)	(1,277	)(3)	(9,874	)(4)

Operating income (loss) before depreciation and amortization	1,471	(79)	(1,013)		379

Depreciation and amortization	(1,128)	(61)	(3)		(1,192)
Operating income (loss)	$343	$(140)	$(1,016)		(813)
Interest expense					(255)

Consolidated loss before income taxes					$(1,068)

Total assets as of April 30, 2005	$317,380 (5)	$25,965 (5)	$16,658	(6)	$360,003

Capital expenditures for the period ended April 30, 2005	$285	$—	$66		$351

(1)       Consists principally of approximately $0.5 million for bakery sales to customers other than those of the retail and wholesale segments and approximately $0.3 million for trucking revenues.

(2)       Consists principally of approximately $0.5 million for bakery sales and approximately $0.1 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)       Consists principally of approximately $1.0 million of payroll, benefits, and payroll taxes associated with the administrative staff and approximately $0.1 million of contract hauling costs associated with trucking revenue.

(4)       Excludes depreciation and amortization of $0.1 million for cost of sales and $1.1 million for selling and administrative expenses.

(5)       The warehouse and transportation assets have been allocated using the same methodology that was used for the warehouse and transportation costs.

(6)       Consists principally of fixed assets and inventory of the bakery operation and general corporate assets.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements, we emerged from Chapter 11 proceedings on April 13, 2005.  For financial reporting purposes, we accounted for the consummation of our plan of reorganization as of the close of business on April 16, 2005.  In accordance with SOP 90-7, we have applied fresh-start reporting as of the close of business on April 16, 2005, which has resulted in significant changes to the valuation of certain of our assets and liabilities, and to stockholders’ equity.  In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes.  The periods ended on or prior to April 16, 2005 have been designated “Predecessor Company” and the periods subsequent to April 16, 2005 have been designated “Successor Company”.  For purposes of the discussion of the unaudited Results of Operations, the activities of the Successor Company have been deemed noncomparable to those of the Predecessor Company and, accordingly, no comparison was done with the Predecessor Company.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the 2-week period ended April 30, 2005.

Unaudited
Successor Company
2-Weeks
Ended
April 30, 2005

Revenues	100.0%

Gross profit (1)	21.9

Selling and administrative expenses	23.7

Operating loss	(1.8)

Interest expense	0.5

Income tax benefit	(0.4)

Net loss	(1.9)

(1)                                  Revenues less cost of sales.

Analysis of the two-week period ended April 30, 2005

Revenues

Revenues for the two-week period ended April 30, 2005 were $46.1 million and were primarily attributable to retail food revenues of $37.5 million and wholesale food distribution revenues of $7.8 million.

Gross Profit

Gross profit was $10.1 million, or 21.9% of revenues for the two-week period ended April 30, 2005.

Selling and Administrative Expenses

Selling and administrative expenses for the two-week period ended April 30, 2005 were $10.9 million, or 23.7% of revenues.

Depreciation and Amortization

Depreciation and amortization expense was $1.2 million, or 2.6% of revenues for the two-week period ended April 30, 2005.  Depreciation and amortization expense is higher in this period and is expected to be higher in future periods primarily due to the shortening of asset life for our property, equipment and machinery, an increase in carrying value of favorable leases and the addition of two new intangible assets (Pharmacy Scripts and Software) with the implementation of fresh-start reporting.  The increase in depreciation and amortization expense was partially offset by the amortization of unfavorable leases associated with the implementation of fresh-start reporting.

Operating Loss

Operating loss for the two-week period ended April 30, 2005 was $0.8 million, or 1.8% of revenues.

Interest Expense

Interest expense for the two-week period ended April 30, 2005 was $0.3 million, or 0.5% of revenues.

Income Tax Benefit

The income tax benefit for the two-week period ended April 30, 2005 was $0.2 million or 0.4% of revenues.  Current taxes consist of minimal state taxes and capital/franchise tax.

The Company had an effective income tax (benefit) rate of (17.8%) for the two-week period ending April 30, 2005. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from state taxes net of federal benefits and nondeductible expenses.

We believe prior net operating loss carryforwards are entirely eliminated effective January 29, 2006 principally as a result of cancellation of debt in the Chapter 11 proceedings. We also estimate that the Company lost a portion of the tax basis of its long-lived assets, reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its future tax returns.

Net Loss

Net loss for the two-week period ended April 30, 2005 was $0.9 million.

Liquidity and Capital Resources

On April 16, 2005, upon emergence from Chapter 11 proceedings, the Company entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130 million revolving credit facility and a $6 million term loan.  Also on April 16, 2005, the Company entered into a supplemental real estate credit facility with another group of lenders, providing for borrowings of up to $28 million. Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At April 30, 2005, outstanding borrowings under both facilities aggregated $36 million and outstanding letters of credit under the revolving credit facility amounted to approximately $58 million. At such date, availability in excess of outstanding borrowings and letters of credit was approximately $57 million. Borrowings under the revolving credit and term loan facility are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on realty owned by the Company.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35 million for four consecutive days or less than $30 million for any one day), and limit the amount of capital expenditures, the assumption of additional debt and the payment of dividends.  At no time through April 30, 2005 have we been subject to compliance with these financial covenants because the amount available for borrowing has not dropped to those levels. However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at April 30, 2005.  Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program.  The secured trade lien program is with certain of our vendors and allows us to maintain trade terms.

On December 26, 2006, August 1, 2007 and January 30, 2008, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of certain stores.

We also have $4.7 million of borrowings under mortgages secured by the related properties as of April 30, 2005.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at April 30, 2005 was $36.1 million with a weighted average interest rate of 8.52%.  A 1% change in interest rates would impact annual pre-tax income by $0.4 million based on the debt outstanding at April 30, 2005.  In addition to the variable rate debt we had $4.7 million of fixed rate debt outstanding at April 30, 2005 with a weighted average interest rate of 7.82%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations which should minimize the potential impact on earnings from interest rate changes.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure controls and procedures under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2005 with the participation of our principal executive and principal financial officers. Our current President and Chief Executive Officer has been employed by us since July 2006 but did not become our President and Chief Executive Officer until October 2007. Our Senior Vice President and Chief Financial Officer was not with us during fiscal year 2006. Based on their current observations, combined with observations by members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were ineffective as of April 30, 2005 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control over Financial Reporting

Management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2005.

In May 2007, we hired an outside consulting firm to assist management in its evaluation of the effectiveness of our internal controls over financial reporting, including disclosure controls and procedures.  We have since determined that we will use the framework established in “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

ITEM 1A.       RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

ITEM 6.          EXHIBITS

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

THE PENN TRAFFIC COMPANY

Date: April 8, 2008	By:	/s/ Gregory J. Young
Name: Gregory J. Young
Title: Chief Executive Officer and President

Date: April 8, 2008	By:	/s/ Tod A. Nestor
Name: Tod A. Nestor
Title: Senior Vice President and Chief Financial Officer