Form 10-Q
period 2005-07-30
PENN TRAFFIC CO
filed 2008-04-08
CIK 77155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Common Stock, par value $.01 per share: 8,336,192 shares outstanding as of April 3, 2008

FORM 10-Q INDEX

			PAGE
PART I.		FINANCIAL INFORMATION

Item	1.	Financial Statements	4

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item	4.	Controls and Procedures	21

PART II.		OTHER INFORMATION

Item	1.	Legal Proceedings	22

Item	1A.	Risk Factors	22

Item	6.	Exhibits	23

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is for the period beginning May 1, 2005 and ending July 30, 2005 and, except as expressly indicated otherwise, information in this report speaks as of such date.  As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.  Although April 13, 2005 was the effective date of the Plan, the Company chose April 16, 2005 as the effective date for accounting purposes to adopt fresh-start reporting because of the proximity of that date to the end of an accounting period.  Applying fresh-start reporting as of April 16, 2005 rather than the actual effective date of April 13, 2005 did not have a material effect on the financial condition or results of operations of the Company.

PART I

ITEM 1.          Financial Statements

The Penn Traffic Company

Condensed Consolidated Balance Sheets

As of July 30, 2005 and April 16, 2005

(In thousands, except share and per share data)

(unaudited)

	July 30,	April 16,
	2005	2005
		(Note 1)

ASSETS

Current Assets:
Cash	$34,093	$29,304
Accounts and notes receivable (less allowance for doubtful accounts of $3,186 and $3,243, respectively)	33,475	40,416
Inventories	111,652	116,518
Prepaid expenses and other current assets	7,100	11,433
	186,320	197,671

Capital Leases, net	11,639	12,023

Fixed Assets, net	98,590	103,406

Other Assets:
Intangible assets	38,330	39,612
Other assets	6,087	6,845
	44,417	46,457

Total Assets	$340,966	$359,557

The accompanying notes are an integral part of these statements.

	July 30,	April 16,
	2005	2005
		(Note 1)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$1,235	$1,200
Current maturities of long-term debt	250	254
Accounts payable	40,311	35,075
Other current liabilities	48,082	58,576
Accrued interest expense	552	554
Deferred income taxes	7,965	8,857
Liabilities subject to compromise (Note 4)	3,253	8,497
	101,648	113,013

Non-current Liabilities:
Obligations under capital leases	13,103	13,425
Long-term debt	37,393	37,967
Deferred income taxes	4,483	5,142
Defined benefit pension plan liability (Note 5)	39,684	39,959
Other non-current liabilities	31,157	31,473
	125,820	127,966

Total Liabilities	227,468	240,979

Commitments and Contingencies (Notes 4 and 6)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares, $.01 par value; none issued	—	—
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,498,752 shares at both dates	85	85
Capital in excess of par value	118,493	118,493
Deficit	(5,080)	—
Total stockholders’ equity	113,498	118,578

Total Liabilities and Stockholders’ Equity	$340,966	$359,557

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statement of Operations

For the three months ended July 30, 2005

And the Period from April 17, 2005 to July 30, 2005

(In thousands, except share and per share data)

(unaudited)

	Three	Period from
	Months Ended	April 17, 2005
	July 30, 2005	to July 30, 2005

Revenues	$331,329	$377,394

Cost and Operating Expenses:
Cost of sales	247,363	283,317
Selling and administrative expenses	86,630	97,554

Operating Loss	(2,664)	(3,477)

Interest expense	2,550	2,805

Loss Before Income Taxes	(5,214)	(6,282)

Income tax benefit	(1,012)	(1,202)

Net Loss	$(4,202)	$(5,080)

Shares outstanding and to be issued	8,498,752	8,498,752

Loss Per Share (Basic and Diluted) (Note 3)	$(0.49)	$(0.60)

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statement of Cash Flows

For the Period from April 17, 2005 to July 30, 2005

(In thousands)

(unaudited)

Operating Activities:
Net loss	$(5,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,084
Deferred income taxes	(1,551)
Amortization of deferred financing cost	702

Net change in operating assets and liabilities:
Accounts and notes receivable, net	6,941
Prepaid expenses and other current assets	4,333
Inventories	4,866
Liabilities subject to compromise	(5,244)
Accounts payable and other current liabilities	(5,260)
Other assets	55
Defined benefit pension plan	(275)
Other non-current liabilities	303

Net Cash Provided by Operating Activities	6,874

Investing Activities:
Capital expenditures	(1,220)

Net Cash Used in Investing Activities	(1,220)

Financing Activities:
Payments of mortgages	(78)
Net repayments under revolving credit facility	(500)
Reduction in capital lease obligations	(287)

Net Cash Used In Financing Activities	(865)

Net increase in cash	4,789

Cash at the beginning of period	29,304

Cash at end of period	$34,093

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statement of Stockholders’ Equity

For the Period from April 17, 2005 to July 30, 2005

(In thousands)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Deficit	Total Stockholders’ Equity

Common stock to be issued in connection with plan of reorganization	$85	$118,493	$0	$118,578

Net loss for the period ended July 30, 2005			(5,080)	(5,080)

Balance at July 30, 2005	$85	$118,493	$(5,080)	$113,498

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period ending July 30, 2005 are not necessarily an indication of results that may be expected for the fiscal year ended January 28, 2006.  For further information, refer to the audited consolidated financial statement and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2006.

The balance sheet as of April 16, 2005 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company’s fiscal year ends on the Saturday closest to January 31.  Fiscal year 2006 is the 41-week period from April 17, 2005, the commencement of fresh-start reporting (see Note 2), to January 28, 2006.  The information presented in this quarterly report on Form 10-Q is for the quarter beginning May 1, 2005 and ending July 30, 2005.

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

The accompanying condensed consolidated financial statements as of April 16, 2005 and July 30, 2005, and for the fiscal period from April 17, 2005 to July 30, 2005, have been prepared in accordance with the provisions of Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) issued by the American Institute of Certified Public Accountants.  Pursuant to the provisions of SOP 90-7, upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting which resulted in a new reporting entity and a new basis of accounting.

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

Note 3 – Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  Common shares issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan.  At July 30, 2005, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims.

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

During the period ended July 30, 2005, the Company paid $5.2 million in settlement of disputed claims.  The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings.  Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders’ equity.

Note 5 – Pension Plans

The Company has four noncontributory defined benefit pension plans covering certain union personnel.  The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.

The components of net periodic benefit cost for the quarter ended July 30, 2005 and the period from April 17, 2005 to July 30, 2005 is as follows (in thousands):

	Three	Period from
	Months Ended	April 17, 2005
	July 30, 2005	to July 30, 2005

Service cost	$465	$537
Interest cost	1,381	1,594
Expected return on plan assets	(1,261)	(1,456)

	$585	$675

For the period from April 17, 2005 to July 30, 2005, the Company contributed $0.6 million to the four defined benefit pension plans.

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

The table below presents information with respect to operating segments as well as reconciliations to consolidated information (in thousands) for the 13-week period ended July 30, 2005.

	Period from May 1, 2005 to July 30, 2005
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$269,093	$56,045	$6,191	(1)	$331,329

Cost of sales	(189,700)	(52,320)	(4,321	)(2)	(246,341	)(4)
Selling and administrative expense	(70,026)	(2,509)	(9,224	)(3)	(81,759	)(4)

Operating income before depreciation and amortization	9,367	1,216	(7,354)		3,229

Depreciation and amortization	(5,252)	(326)	(315)		(5,893)
Operating income (loss)	$4,115	$890	$(7,669)		(2,664)
Interest expense					(2,550)

Consolidated loss before income taxes					$(5,214)

(1)       Consists principally of approximately $4.0 million for bakery sales principally to customers other than those of the retail and wholesale segments and approximately $1.7 million for trucking revenues.

(2)       Consists principally of approximately $3.6 million for bakery sales and approximately $0.5 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)       Consists principally of approximately $7.0 million of payroll, benefits, and payroll taxes associated with the administrative staff and approximately $0.9 million of contract hauling costs associated with trucking revenue.

(4)       Excludes depreciation and amortization of $1.0 million for cost of sales and $4.9 million for selling and administrative expenses.

The table below presents information with respect to operating segments as well as reconciliations to consolidated information (in thousands) for the 15-week period ended July 30, 2005.

	Period from April 17, 2005 to July 30, 2005
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$306,550	$63,798	$7,046	(1)	$377,394

Cost of sales	(217,337)	(59,904)	(4,912	)(2)	(282,153	)(4)
Selling and administrative expense	(78,375)	(2,757)	(10,501	)(3)	(91,633	)(4)

Operating income before depreciation and amortization	10,838	1,137	(8,367)		3,608

Depreciation and amortization	(6,380)	(387)	(318)		(7,085)
Operating income (loss)	$4,458	$750	$(8,685)		(3,477)
Interest expense					(2,805)

Consolidated loss before income taxes					$(6,282)

Total assets as of July 30, 2005	$300,504 (5)	$24,633	$15,829		$340,966

Capital expenditures for the period ended July 30, 2005	$988	$—	$232		$1,220

(1)	Consists principally of approximately $4.4 million for bakery sales to customers other than those of the retail and wholesale segments and approximately $1.7 million for trucking revenues.

(2)

Consists principally of approximately $4.0 million for bakery sales and approximately $0.5 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)

Consists principally of approximately $8.0 million of payroll, benefits, and payroll taxes associated with the administrative staff and approximately $0.9 million of contract hauling costs associated with trucking revenue.

(4)       Excludes depreciation and amortization of $1.2 million for cost of sales and $5.9 million for selling and administrative expenses.

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

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the 13-week period ended July 30, 2005 and the 15-week period ended July 30, 2005.

	13-Weeks	15-Weeks
	Ended	Ended
	July 30, 2005	July 30, 2005

Revenues	100.0%	100.0%

Gross profit (1)	25.3	24.9

Selling and administrative expenses	26.1	25.8

Operating loss	(0.8)	(0.9)

Interest expense	0.8	0.7

Income tax benefit	(0.3)	(0.3)

Net loss	(1.3)	(1.3)

(1)           Revenues less cost of sales.

Analysis of the 13 and 15 week periods ended July 30, 2005

Revenues

Revenues for the 13-week period ended July 30, 2005 and the 15-week period ended July 30, 2005 were $331.3 million and $377.4 million, respectively.

Retail food revenues were $269.1 million for the 13-week period ended July 30, 2005 and $306.6 million for the 15-week period ended July 30, 2005.

Wholesale food distribution revenues were $56.0 million for the 13-week period ended July 30, 2005 and $63.8 million for the 15-week period ended July 30, 2005.

Gross Profit

Gross profit was $84.0 million, 25.3% of revenues for the 13-week period ended July 30, 2005 and $94.1 million or 24.9% of revenues for the 15-week period ended July 30, 2005.

Selling and Administrative Expenses

Selling and administrative expenses for the 13-week period ended July 30, 2005 were $86.6 million, or 26.1% of revenues and the selling and administrative expenses for the 15-week period ended July 30, 2005 were $97.6 million, or 25.8% of revenues.

Depreciation and Amortization

Depreciation and amortization expense was $5.9 million, or 1.8% of revenues for the 13-week period ended July 30, 2005 and $7.1 million, or 1.9% of revenues for the 15-week period ended July 30, 2005.  Depreciation and amortization expense is higher in this period and is expected to be higher in future periods primarily due to the shortening of asset life for our property, equipment and machinery, an increase in carrying value of favorable leases, and the addition of two new intangible assets (Pharmacy Scripts and Software) with the implementation of fresh-start reporting.  The increase in depreciation and amortization expense was partially offset by the amortization of unfavorable leases associated with the implementation of fresh-start reporting.

Operating Income (Loss)

Operating loss for the 13-week period ended July 30, 2005 was $2.7 million, or 0.8% of revenues, and for the 15-week period ended July 30, 2005 operating loss was $3.5 million, or 0.9% of revenues.

Interest Expense

Interest expense for the 13-week period ended July 30, 2005 was $2.6 million, or 0.8% of revenues, and for the 15-week period ended July 30, 2005 interest expense was $2.8 million, or 0.7% of revenues.

Income Tax Benefit

Income tax benefit for the 13-week period ended July 30, 2005 was $1.0 million or 0.3% of revenues.  Income tax benefit for the 15-week period ended July 30, 2005 was $1.2 million or 0.3%.  Current taxes consist of minimal state taxes and capital/franchise tax.

The Company had an effective income tax (benefit) rate of (19.4%) for the 13-week period ended July 30, 2005 and (19.1%) for the 15-week period ending July 30, 2005.  Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from state taxes net of federal benefits and nondeductible expenses.

We believe prior net operating loss carryforwards are entirely eliminated effective January 29, 2006 principally as a result of cancellation of debt in the Chapter 11 proceedings. We also estimate that the Company lost a portion of the tax basis of its long-lived assets, reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its future tax returns.

Net Loss

Net loss for the 13-week period ended July 30, 2005 was $4.2 million.  Net loss for the 15-week period ended July 30, 2005 was $5.1 million.

Liquidity and Capital Resources

On April 16, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan.  Also on April 16, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million.  Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At July 30, 2005, outstanding borrowings under both facilities aggregated $33 million and outstanding letters of credit under the revolving credit facility amounted to approximately $53 million.  At such date, availability in excess of outstanding borrowings and letters of credit was approximately $66 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to first liens on certain properties by other lenders.  Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets.  During the period, we had stand-by letters of credit of approximately $53 million.  Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35.0 million for four consecutive days or less than $30.0 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends.  At no time through July 30, 2005 have we been subject to compliance with these financial covenants.  However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at July 30, 2005.  Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program.  The secured trade lien program is with certain of our vendors and allows us to maintain trade terms.

On December 26, 2006, August 1, 2007 and January 30, 2008, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of certain stores.

We also have $4.6 million of borrowings under mortgages secured by the related properties as of July 30, 2005.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at July 30, 2005 was $33.0 million with a weighted average interest rate of 8.62%.  A 1% change in interest rates would impact pre-tax income by $0.3 million based on the debt outstanding at July 30, 2005.  In addition to the variable rate debt we had $4.6 million of fixed rate debt outstanding at July 30, 2005 with a weighted average interest rate of 7.82%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations which should minimize the potential impact on earnings from interest rate changes.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure controls and procedures under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Securities Act”) are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2005 with the participation of our principal executive and principal financial officers.  Our current President and Chief Executive Officer has been employed by us since July 2006 but did not become our President and Chief Executive Officer until October 2007.  Our Senior Vice President and Chief Financial Officer were not with us during fiscal year 2007. Based on their observations, combined with observations by members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were ineffective as of July 30, 2005 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control Over Financial Reporting

Management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of April 16, 2005.

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

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

ITEM 1A.       RISK FACTORS

There have been no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

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