Form 10-Q
period 2005-10-29
PENN TRAFFIC CO
filed 2008-04-08
CIK 77155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is for the period beginning July 31, 2005 and ending October 29, 2005 and, except as expressly indicated otherwise, information in this report speaks as of such date.  As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.  Although April 13, 2005 was the effective date of the Plan, the Company chose April 16, 2005 as the effective date for accounting purposes to adopt fresh-start reporting because of the proximity of that date to the end of an accounting period.  Applying fresh-start reporting as of April 16, 2005 rather than the actual effective date of April 13, 2005 did not have a material effect on the financial condition or results of operations of the Company.

PART I

ITEM 1.          Financial Statements

The Penn Traffic Company

Condensed Consolidated Balance Sheets

As of October 29, 2005 and April 16, 2005

(In thousands, except share and per share data)

(unaudited)

	October 29,	April 16,
	2005	2005
		(Note 1)

ASSETS

Current Assets:
Cash	$17,183	$29,304
Accounts and notes receivable (less allowance for doubtful accounts of $3,071 and $3,243, respectively)	33,648	40,416
Inventories	120,451	116,518
Prepaid expenses and other current assets	5,496	11,433
	176,778	197,671

Capital Leases, net	11,318	12,023

Fixed Assets, net	99,677	103,406

Other Assets:
Intangible assets	37,259	39,612
Other assets	5,710	6,845
	42,969	46,457

Total Assets	$330,742	$359,557

The accompanying notes are an integral part of these statements.

	October 29,	April 16,
	2005	2005
		(Note 1)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$1,272	$1,200
Current maturities of long-term debt	272	254
Accounts payable	39,853	35,075
Other current liabilities	46,415	58,576
Accrued interest expense	559	554
Deferred income taxes	7,750	8,857
Liabilities subject to compromise (Note 4)	3,139	8,497
	99,260	113,013

Non-current Liabilities:
Obligations under capital leases	12,771	13,425
Long-term debt	37,307	37,967
Deferred income taxes	4,040	5,142
Defined benefit pension plan liability (Note 5)	35,962	39,959
Other non-current liabilities	29,994	31,473
	120,074	127,966

Total Liabilities	219,334	240,979

Commitments and Contingencies (Notes 4 and 6)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares, $.01 par value; none issued	—	—
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,498,752 shares at both dates	85	85
Capital in excess of par value	118,493	118,493
Deficit	(7,170)	—
Total stockholders’ equity	111,408	118,578

Total Liabilities and Stockholders’ Equity	$330,742	$359,557

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statement of Operations

For the three months ended October 29, 2005

And the Period from April 17, 2005 to October 29, 2005

(In thousands, except share and per share data)

(unaudited)

	Three	Period from
	Months Ended	April 17, 2005 to
	October 29, 2005	October 29, 2005

Revenues	$315,373	$692,767

Cost and Operating Expenses:
Cost of sales	232,822	516,139
Selling and administrative expenses	82,403	179,957

Operating Income (Loss)	148	(3,329)

Interest expense	2,103	4,908
Reorganization expense	703	703

Loss Before Income Taxes	(2,658)	(8,940)

Income tax benefit	(568)	(1,770)

Net Loss	$(2,090)	$(7,170)

Shares outstanding and to be issued	8,498,752	8,498,752

Loss Per Share (Basic and Diluted) (Note 3)	$(0.25)	$(0.84)

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statement of Cash Flows

For the Period from April 17, 2005 to October 29, 2005

(In thousands)

(unaudited)

Operating Activities:
Net loss	$(7,170)
Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	12,751
Deferred income taxes	(2,209)
Amortization of deferred financing cost	1,030

Net change in operating assets and liabilities:
Accounts and notes receivable, net	6,768
Prepaid expenses and other current assets	5,937
Inventories	(3,933)
Liabilities subject to compromise	(5,358)
Accounts payable and other current liabilities	(7,378)
Other assets	105
Defined benefit pension plan	(3,997)
Other non-current liabilities	(343)

Net Cash Used in Operating Activities	(3,797)

Investing Activities:
Capital expenditures	(7,100)

Net Cash Used in Investing Activities	(7,100)

Financing Activities:
Payments of mortgages	(142)
Net repayments under revolving credit facility	(500)
Reduction in capital lease obligations	(582)

Net Cash Used In Financing Activities	(1,224)

Net decrease in cash	(12,121)

Cash at the beginning of period	29,304

Cash at end of period	$17,183

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statement of Stockholders’ Equity

For the Period from April 17, 2005 to October 29, 2005

(In thousands)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Deficit	Total Stockholders’ Equity

Common stock to be issued in connection with plan of reorganization	$85	$118,493	$0	$118,578

Net loss for the period ended October 29, 2005			(7,170)	(7,170)

Balance at October 29, 2005	$85	$118,493	$(7,170)	$111,408

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 29, 2005 are not necessarily an indication of results that may be expected for the fiscal year ended January 28, 2006.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2006.

The balance sheet as of April 16, 2005 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company’s fiscal year ends on the Saturday closest to January 31.  Fiscal year 2006 is the 41-week period from April 17, 2005, the commencement of fresh-start reporting (see Note 2), to January 28, 2006.  The information presented in this quarterly report on Form 10-Q is for the period beginning August 1, 2005 and ending October 29, 2005.

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

The accompanying condensed consolidated financial statements as of April 16, 2005 and October 29, 2005, and for the fiscal period from April 17, 2005 to October 29, 2005, have been prepared in accordance with the provisions of Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) issued by the American Institute of Certified Public Accountants.  Pursuant to the provisions of SOP 90-7, upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting which resulted in a new reporting entity and a new basis of accounting.

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

Note 3 – Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  Common shares issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan.  At October 29, 2005, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims.

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

During the quarter ended October 29, 2005, the Company paid $0.1 million in settlement of disputed claims.  For year to date, the Company has paid $5.4 million in settlement of disputed claims.  The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings.  Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders’ equity.

Note 5 – Pension Plans

The Company has four noncontributory defined benefit pension plans covering certain union personnel.  The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.

The components of net periodic benefit cost for the quarter ended October 29, 2005 and for the year to date period from April 17, 2005 through October 29, 2005, is as follows (in thousands):

	Three	Period from
	Months Ended	April 17, 2005
	October 29, 2005	to October 29, 2005

Service cost	$466	$1,002
Interest cost	1,381	2,975
Expected return on plan assets	(1,262)	(2,717)

	$585	$1,260

From the period from April 17, 2005 to October 29, 2005, the Company contributed $5.4 million to the four defined benefit pension plans.

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

The table below presents information with respect to operating segments as well as reconciliations to consolidated information (in thousands).

	For the Period from July 31, 2005 through October 29, 2005
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$255,399	$53,808	$6,166	(1)	$315,373

Cost of sales	(177,943)	(49,179)	(4,555	)(2)	(231,677	)(4)
Selling and administrative expense	(66,698)	(2,605)	(8,579	)(3)	(77,882	)(4)

Operating income (loss) before depreciation and amortization	10,758	2,024	(6,968)		5,814

Depreciation and amortization	(4,709)	(566)	(391)		(5,666)
Operating income (loss)	$6,049	$1,458	$(7,359)		148
Interest expense					(2,103)
Reorganization costs					(703)

Consolidated loss before income taxes					$(2,658)

(1)                      Consists principally of approximately $3.9 million for bakery sales to customers other than those of the retail and wholesale segments and approximately $1.7 million for trucking revenues.

(2)

Consists principally of approximately $3.8 million for bakery sales and approximately $0.5 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)

Consists principally of approximately $7.0 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $0.8 million of contract hauling costs associated with trucking revenue, and approximately $0.5 million of legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances.

(4)	Excludes depreciation and amortization of $1.1 million for cost of sales and $4.5 million for selling and administrative expenses.

The table below presents information with respect to operating segments as well as reconciliations to consolidated information (in thousands) 28-week period ended October 29, 2005.

	For the Period from April 17, 2005 through October 29, 2005
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$561,949	$117,606	$13,212	(1)	$692,767

Cost of sales	(395,280)	(109,083)	(9,467	)(2)	(513,830	)(4)
Selling and administrative expense	(145,073)	(5,362)	(19,080	)(3)	(169,515	)(4)

Operating income (loss) before depreciation and amortization	21,596	3,161	(15,335)		9,422

Depreciation and amortization	(11,089)	(953)	(709)		(12,751)
Operating income (loss)	$10,507	$2,208	$(16,044)		(3,329)
Interest expense					(4,908)
Reorganization costs					(703)

Consolidated loss before income taxes					$(8,940)

Total assets as of October 29, 2005	$291,583 (5)	$23,855 (5)	$15,304	(6)	$330,742

Capital expenditures for the period ended October 29, 2005	$5,751	$—	$1,349		$7,100

(1)	Consists principally of approximately $8.3 million for bakery sales principally to customers other than those of the retail and wholesale segments and approximately $3.7 million for trucking revenues.

(2)

Consists principally of approximately $7.7 million for bakery sales and approximately $1.0 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)

Consists principally of approximately $14.8 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $1.8 million of contract hauling costs associated with trucking revenue, and approximately $0.5 million of legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances.

(4)	Excludes depreciation and amortization of $2.3 million for cost of sales and $10.4 million for selling and administrative expenses.

(5)	The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(6)	Consists principally of fixed assets and inventory of the bakery operation and general corporate assets

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements, we emerged from Chapter 11 proceedings on April 13, 2005.  For financial reporting purposes, we accounted for the consummation of our plan of reorganization as of the close of business on April 16, 2005.  In accordance with SOP 90-7 we have applied fresh-start reporting as of the close of business on April 16, 2005, which has resulted in significant changes to the valuation of certain of our assets and liabilities, and to stockholders’ equity.  In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes.  The periods ended on or prior to April 16, 2005 have been designated “Predecessor Company” and the periods subsequent to April 16, 2005 have been designated “Successor Company”.  For purposes of the discussion of the unaudited Results of Operations, the activities of the Successor Company have been deemed noncomparable to those of the Predecessor Company and, accordingly, no comparison was done with the Predecessor Company.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the 13-week period ended October 29, 2005 and the 28-week period ended October 29, 2005.

	Unaudited	Unaudited
	13-Weeks	28-Weeks
	Ended	Ended
	October 29, 2005	October 29, 2005

Revenues	100.0%	100.0%

Gross profit (1)	26.2	25.5

Selling and administrative expenses	26.1	26.0

Operating income (loss)	0.1	(0.5)

Interest expense	0.7	0.7

Reorganization expense	0.2	0.1

Income tax benefit	(0.2)	(0.3)

Net loss	(0.6)	(1.0)

(1)                                  Revenues less cost of sales.

Analysis of the 13 and 28 week period ending October 29, 2005

Revenues

Revenues for the 13-week period ended October 29, 2005 and the 28-week period ended October 28, 2005 were $315.4 million and $692.8 million, respectively.

Retail food revenues were $255.4 million for the 13-week period ended October 29, 2005 and $561.9 million for the 28-week period ended October 29, 2005.

Wholesale food distribution revenues were $53.8 million for the 13-week period ended October 29, 2005 and $117.6 million for the 28-week period ended October 29, 2005.

Gross Profit

Gross profit was $82.6 million, or 26.2% of revenues for the 13-week period ended October 29, 2005 and $176.6 million or 25.5% of revenues for the 28-week period ended October 29, 2005.

Selling and Administrative Expenses

Selling and administrative expenses for the 13-week period ended October 29, 2005 were $82.4 million, or 26.1% of revenues and the selling and administrative expenses for the 28-week period ended October 29, 2005 were $180.0 million, or 26.0% of revenues.

Depreciation and Amortization

Depreciation and amortization expense was $5.7 million, or 1.8% of revenues for the 13-week period ended October 29, 2005 and $12.8 million, or 1.8% of revenues for the 28-week period ended October 29, 2005.  Depreciation and amortization expense was higher in this period and is expected to be higher in future periods primarily due to the shortening of asset life for our property, equipment and machinery, an increase in carrying value of favorable leases and the addition of two new intangible assets (Pharmacy Scripts and Software) with the implementation of fresh-start reporting.  The increase in depreciation and amortization expense was partially offset by the amortization of unfavorable leases associated with the implementation of fresh-start reporting.

Operating Income (Loss)

Operating income for the 13-week period ended October 29, 2005 was $0.1 million, or 0.1% of revenues, and for the 28-week period ended October 29, 2005 operating loss was $3.3 million, or 0.5% of revenues.

Interest Expense

Interest expense for the 13-week period ended October 29, 2005 was $2.1 million, or 0.7% of revenues, and for the 28-week period ended October 29, 2005 interest expense was $4.9 million, or 0.7% of revenues.

Reorganization Item

During the 13-week period ended October 29, 2005 we recorded reorganization item expense of $0.7 million, or 0.2% of revenues, and for the 28-week period ended October 29, 2005 we recorded reorganization item expense of $0.7 million, or 0.1% of revenues.

Income Tax Benefit

Income tax benefit for the 13-week period ended October 29, 2005 was $0.6 million or 0.2% of revenues.  Income tax benefit for the 28-week period ended October 29, 2005 was $1.8 million or 0.3% of revenues.  Current taxes consist of minimal state taxes and capital/franchise tax.

The Company had an effective income tax (benefit) rate of (19.8%) for the 28-week period ending October 28, 2005.  Differences in the effective income tax rate from the statutory federal income tax rate arises primarily from state taxes net of federal benefits and nondeductible expenses.

We believe prior net operating loss carryforwards are entirely eliminated effective January 29, 2006 principally as a result of cancellation of debt in the Chapter 11 proceedings. We also estimate that the Company lost a portion of the tax basis of its long-lived assets, reducing the amount of tax depreciation and amortization that the Company will be able to utilize on its future tax returns.

Net Loss

Net loss for the 13-week period ended October 29, 2005 was $2.1 million.  Net loss for the 28-week period ended October 29, 2005 was $7.2 million.

Liquidity and Capital Resources

On April 16, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan.  Also on April 16, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million.  Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At October 29, 2005, outstanding borrowings under both facilities aggregated $33 million and outstanding letters of credit under the revolving credit facility amounted to approximately $53 million.  At such date, availability in excess of outstanding borrowings and letters of credit was approximately $64 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to first liens on certain properties by other lenders.  Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets.  During the period, we had stand-by letters of credit of approximately $53 million.  Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35.0 million for four consecutive days or less than $30.0 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends.  At no time through January 28, 2006 have we been subject to compliance with these financial covenants.  However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at October 29, 2005.  Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program.  The secured trade lien program is with certain of our vendors and allows us to maintain trade terms.

On December 26, 2006, August 1, 2007 and January 30, 2008, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of certain stores.

We also have $4.6 million of borrowings under mortgages secured by the related properties as of October 29, 2005.

ITEM 3.                           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at October 29, 2005 was $33 million with a weighted average interest rate of 9.22%.  A 1% change in interest rates would impact pre-tax income by $0.3 million based on the debt outstanding at October 29, 2005.  In addition to the variable rate debt we had $4.6 million of fixed rate debt outstanding at October 29, 2005 with a weighted average interest rate of 7.81%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations which should minimize the potential impact on earnings from interest rate changes.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2005 with the participation of our principal executive and principal financial officers. Our current President and Chief Executive Officer has been employed by us since July 2006 but did not become our President and Chief Executive Officer until October 2007. Our Senior Vice President and Chief Financial Officer was not with us during fiscal year 2006. Based on their observations, combined with observations by members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were ineffective as of October 29, 2005 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

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