Form 10-K
period 2008-02-02
PENN TRAFFIC CO
filed 2008-04-18
CIK 77155

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number: 0-8858

THE PENN TRAFFIC COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	25-0716800 (IRS Employer Identification No.)
1200 State Fair Blvd., Syracuse, New York (Address of principal executive offices)	13221-4737 (Zip Code)
(315) 453-7284 (Registrant's telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to, Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was approximately $76,720,249 as of August 4, 2007, the last business day of the registrant's most recently completed second fiscal quarter.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

         Common Stock, par value $.01 per share 8,336,192 shares outstanding as of April 16, 2008

FORM 10-K INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements included in this Form 10-K, including, without limitation, statements included in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not statements of historical fact, are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions. These forward-looking statements include statements relating to our anticipated financial performance and business prospects. Statements preceded by, followed by or that include words such as "believe," "anticipate," "estimate," "expect," "could," and other similar expressions are to be considered such forward-looking statements. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: our ability to improve operating performance and effectuate business plans; our ability to operate pursuant to the terms of our credit facilities and to comply with the terms of our lending agreements or to amend or modify the terms of such agreements as may be needed from time to time; our ability to generate cash; our ability to attract and maintain adequate capital; our ability to refinance our indebtedness; increases in prevailing interest rates; our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; general economic and business conditions; competition, including increased capital investment and promotional activity by our competitors; availability, location and terms of sites for store development; the successful implementation of our capital expenditure program; labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to our sponsored pension plans; the result of our pursuit of strategic alternatives; economic and competitive uncertainties; our ability to pursue strategic alternatives; economic and competitive uncertainties; changes in strategies; changes in generally accepted accounting principles; adverse changes in economic and political climates around the world, including terrorist activities and international hostilities; and the outcome of pending, or the commencement of any new, legal proceedings against, or governmental investigations of us, including the previously announced SEC and U.S. Attorney's Office investigations. We caution that the foregoing list of important factors is not exhaustive. Accordingly, there can be no assurance that we will meet future results, performance or achievements expressed or implied by such forward-looking statements, which are generally required to be publicly revised as circumstances change, and which we do not intend to update.

EXPLANATORY NOTE

        This Annual Report on Form 10-K is for the fiscal year ended February 2, 2008 except as expressly indicated otherwise, information in this report speaks as of such date. This report includes audited financial information for the 52-week period ended February 2, 2008, the 53-week period ended February 3, 2007 and the 41-week period ended January 28, 2006 and unaudited financial information for the 11-week period ended April 16, 2005 and the fiscal years ended January 29, 2005, and January 31, 2004, as well as management's discussion of our results of operations since 2006. This report does not include, and we have not otherwise filed or furnished to the SEC, audited financial information for the fiscal year ended January 29, 2005, the 11-week period ended April 16, 2005 or the fiscal year ended January 31, 2004. As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.

PART I

ITEM 1.    BUSINESS

General

        We are one of the leading food retailers in the northeastern United States. We operate 103 supermarkets in Pennsylvania, upstate New York, Vermont and New Hampshire under the "Bi-Lo" (19 stores), "P&C" (58 stores) and "Quality" (26 stores) trade names. We also operate a wholesale food distribution business serving 58 independent supermarkets and 66 other independent wholesale customers. We classify our businesses in two primary segments: (i) Retail Food Business and (ii) Wholesale Food Distribution Business. Our consolidated revenues for the fiscal period ended February 2, 2008 were approximately $1.2 billion.

        Our Retail Food Business currently operates in communities with diverse economies and demographics. The average revenue per store for the 52-week period ended February 2, 2008 was approximately $9.5 million. Our stores are generally clustered geographically within our marketing area to provide economies of scale in advertising, distribution and operations management.

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

        Revenues for our Wholesale Food Distribution Business for the 52-week period ended February 2, 2008 were approximately $210.0 million, which represented 17.2% of our revenues for the period.

        On May 30, 2003, The Penn Traffic Company and certain of its subsidiaries filed petitions for relief (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On February 2, 2005, we filed the First Amended Joint Plan of Reorganization with the Bankruptcy Court. The Plan was confirmed on March 17, 2005 and became effective on April 13, 2005 (the "2005 Effective Date"). See "Reorganization" and Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Penn Traffic Company was incorporated in the State of Delaware on April 22, 1992. Our principal executive offices are at 1200 State Fair Boulevard, Syracuse, New York, 13221, telephone (315) 453-7284.

        Our fiscal year ends each year on the Saturday closest to January 31. In addition, in connection with our emergence from Chapter 11 bankruptcy protection, on April 16, 2005, we commenced fresh-start financial reporting. As a result, fiscal year 2008 consists of the 52-week period from February 4, 2007 to February 2, 2008 ("fiscal year 2008"); fiscal year 2007 consists of the 53-week period from January 29, 2006 to February 3, 2007 ("fiscal year 2007"); fiscal year 2006 consists of two fiscal periods, the 41-week period from April 17, 2005 to January 28, 2006 ("period ended January 28, 2006") and the unaudited 11-week period from January 30, 2005 to April 16, 2005 ("period ended April 16, 2005").

Business Strategy

        Fiscal year 2008 can be characterized as a year of rebuilding. The organization was primarily focused on rebuilding the core business by re-establishing basic disciplines and reemphasizing and emphasizing profitable growth around sales and margin.

        Under the direction of the new senior management team, 34 specific tactical initiatives were identified. These 34 unique opportunities combined to form our Initiative Portfolio. The Initiative Portfolio was designed to increase sales and margin, reduce costs, rebuild our infrastructure, and enable future business growth.

        Senior executive sponsorship and functional ownership was established for each initiative. In addition, detailed implementation plans that included performance metrics and monitoring mechanisms were developed and implemented. A leadership conference was held at the start of the fiscal year to communicate expectations and focus the organization on delivering benefits from the Initiative Portfolio.

        The key initiatives that management developed and implemented included:

  •
  reduce center store and fresh shrink

  •
  signature product sales initiative

  •
  mix category targets

  •
  KT specials—facility enhancement expenditures

  •
  reclamation process management

  •
  supply initiative

  •
  private label plan

        In addition, the organizational design was tailored to enable operational excellence and support delivery of our Initiative Portfolio. Prior to fiscal year 2008, we had employed a district structure in which several stores were under the direction of a district manager. For fiscal year 2008, each district was reorganized into several smaller zones led by a zone manager. This change enabled each store to receive more support and attention from each zone manager, as well as provided a development opportunity for our zone managers. In addition to adding zone managers, we added field merchandisers, human resource generalists, and customer focus coordinators to the field structure. A summary of each key initiative appears below:

  Reduce Center Store and Fresh Shrink

        Implemented best practices and improvements in technology to reduce shrinkage in our center store (grocery, general merchandise, health and beauty care, dairy and frozen departments) and fresh areas (produce, floral, meat, seafood, bakery and deli departments) to improve total margin. Identified key performance metrics and controls to reduce the frequency of loss to improve profitability. Targeted high shrink and underperforming stores and departments within three trade names, and developed dedicated teams to increase awareness of inventory shrink, as well as monitor and review performance.

  Signature Product Sales Initiative

        Focused on developing fresh category products that are store produced or exclusively produced for us so that each store's fresh department becomes a destination point for our customers. Signature products enhance the total store freshness and quality image, thereby increasing incremental sales and customer loyalty. Examples of these items are store prepared and packaged cut fruit, gourmet beef patties, vegetable kabobs, deli store baked turkey breast, old fashioned ham and artisan store baked bread. In addition to these items we have enhanced this program by adding several varieties of seafood crab salad, deli fried chicken, foccocia bread, chicken pot pies and a flavored sausage program.

  Mix Category Targets

        Developed ways in which we can better enhance our sales on high margin categories. Identified key mix categories such as candy, cookies, juice and private label soda to better utilize areas within our stores to display these items and maximize sales growth within these categories. Displays such as "wall of values" lobby displays, orchard bins and aisle baskets are being utilized. Shipper and pallet drop programs have also been a key element of our mix category growth.

  KT Specials

        Targeted stores that would benefit from minor enhancements to existing physical structure in order to enable us to drive sales through the marketing and merchandising program that is in place. These enhancements include minor paint and fix-up, installation of some new or used cases, entire center store re-sets and refocused merchandising plan throughout entire store.

  Reclamation Process Management

        Through process improvement, reduced expenses associated with excess center store category product reclamation. Product reclamation is the process of returning outdated or damaged product to the vendor for credit. With improvements in product handling and product integrity, we increased profitability and margin for center store category products.

  Supply Initiative

        Focused on reducing costs throughout our operations. The supply initiative emphasizes the containment of supply cost by standardizing items, which reduces repetitious inventory. In addition, our co-managers have taken on the role of "supply chain captain", verifying store orders and inspecting supply areas. By maintaining supplies in one area of our backrooms, it has enabled our co-managers to review and challenge any department orders.

  Private Label Plan

        In recent years, we have experienced a declining trend in Private Label penetration throughout the center store category departments. This initiative was designed to leverage our existing Private Label items, as well as target the rollout of an expanded line of our Value Time line of products and our Full Circle line of natural/organic items.

Long-term Strategic Restructuring

        At the end of fiscal year 2008, we began to implement our long-term strategic restructuring by closing our bakery business. In early fiscal year 2009 we announced the closure of five underperforming stores. Management will continue to make long-term strategic decisions that result in removing underproductive assets from the company and reallocating precious resources and capital projects that can generate substantially more shareholder value by driving economic profits.

Competition

        The food retailing business is highly competitive and may be affected by general economic conditions and trends. The number of competitors and the degree of competition encountered by our supermarkets vary by location. We compete with several multi-regional, regional and local supermarket chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse clubs, discount drug store chains, discount general merchandise chains, "supercenters" (combination supermarket and general merchandise stores) and other retailers.

Financial Information About Industry Segments

        Our business is classified by our management into two primary industry segments: Retail Food Business and Wholesale Food Distribution Business (both described below). Financial information about our industry segments for the 52-week period ended February 2, 2008 is found in Note 17 to our consolidated financial statements.

Retail Food Business

        We are one of the leading supermarket retailers serving the northeastern United States. We operate 103 supermarkets in Pennsylvania, upstate New York, Vermont and New Hampshire under the "P&C" (58 stores), "Bi-Lo" (19 stores), and "Quality" (26 stores) trade names. We have identified and commenced the implementation of a two-tier strategy across all three trade names in order to segment our stores into two distinct formats (Conventional and Fresh). Our Conventional format offers many of the conveniences that our customers have grown to expect within a traditional supermarket. Our Fresh format offers all of the features of our Conventional format with an enhanced offering to meet the needs of today's more time-pressed consumer with an emphasis on value-added services and meal solutions.

        Our Fresh stores have unique features, including distinctively branded floral shops, expanded service departments, cafés offering gourmet sandwiches and high quality meal solutions, and expanded in-store bakeries offering a wide array of gourmet breads and pastries. In several stores, we have also added an in-store chef and a professionally staffed child-care center which provides safe and friendly care for shoppers' children.

        Our supermarkets average approximately 36,000 square feet in size. Many of our locations have provided decades of service in their respective markets, allowing us to establish strong corporate citizenship ties to these communities.

        We offer a wide variety of fresh foods within our meat, seafood, produce, deli, and bakery departments. Complementing our grocery, frozen food, and dairy offer, is a full line of health and beauty care and general merchandise items. Many of our locations feature pharmacies and full-service floral departments which add convenience and value to our customers' shopping experience.

        Our stores' strong ties to their local communities, combined with a full service offering tailored to the local demographics of each store, helps position the stores to meet customers' needs for high quality, fresh food products in a pleasant and clean retail environment.

Wholesale Food Distribution Business

        We supply 124 independently operated supermarkets and other independent accounts with a wide variety of food and nonfood products from our distribution centers in New York and Pennsylvania. Customers of our Wholesale Food Distribution Business are primarily located in upstate New York and western Pennsylvania.

        As part of our Wholesale Food Distribution Business, we license on a royalty-free basis, the use of our "Riverside," "Bi-Lo" and "Big M" names to 58 of these independently owned supermarkets that in turn are required to maintain certain quality and other standards. These licensed independent stores use us as their primary wholesaler and also receive advertising, accounting, merchandising and retail counseling services from us. We also act as a food distributor to 66 other independent accounts. We receive rent from 20 of the licensed independent operators that sublease their supermarkets from us. In addition to contributing to our operating income, our Wholesale Food Distribution Business enables us to leverage fixed and semi-fixed procurement and distribution costs over additional revenues.

Other

        On January 2, 2008, we announced the immediate closing of our Penny Curtiss commercial bakery operation as part of our strategy for improving our long-term financial performance and further focusing our resources on enhancing the in-store experience for our customers.

        Penny Curtiss Bakery operated in a commercial bakery industry hampered by a number of challenges, including nationwide over-capacity. The bakery was contributing less than 4 percent of our total annual revenue and in August 2007 lost a significant supply contract.

        Subsequent to fiscal year ended February 2, 2008, we closed 5 retail stores and have announced the closure of an additional store.

Purchasing and Distribution

        We are a large-volume purchaser of products. Our purchases are generally of sufficient volume to qualify for minimum price brackets for most items. We purchase brand name grocery merchandise directly from national manufacturers. We also purchase private label products, other food products and certain goods not for resale through TOPCO Associates, Inc., a national product purchasing cooperative comprised of 62 regional supermarket chains and other food distributors. For the fiscal year ended February 2, 2008, the fiscal year ended February 3, 2007, the 41-week period ended January 28, 2006, and the 11-week period ended April 16, 2005, purchases of goods for resale from TOPCO Associates, Inc. accounted for approximately 16.7%, 15.5%, 19.5%, and 19.4%, respectively, of our total purchases of goods during those periods.

        Our primary New York distribution facility is a leased 514,000 square foot dry grocery facility in Syracuse, New York. We also lease a 241,000 square foot distribution center for perishable products in Syracuse.

        Our primary Pennsylvania distribution facility is a leased 390,000 square foot dry grocery facility in DuBois, Pennsylvania. We also lease a 195,000 square foot distribution center for perishable products in DuBois.

        In January 2007, we announced the closing of the Jamestown, New York leased distribution center used for the distribution of general merchandise and health and beauty products. At the same time, we entered into a five-year supply agreement with a third party to provide the merchandise previously distributed from the distribution center. We ceased use of the facility in March 2007, at which time we recorded a liability of $1.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the distribution center. In addition, in March 2007, we sold our remaining inventory located in the distribution center to the third party at current cost. The carrying value of such inventory at February 3, 2007 was approximately $4.8 million. For the fiscal year ended February 2, 2008, purchases of goods for resale with this vendor accounted for approximately 4.5% of our total purchases of goods.

        In January 2008, we entered into a produce procurement contract with the same third party supplier. The agreement will allow us to benefit from purchasing cost efficiencies while expanding access to new and alternative products. We expect the percentage of total purchases with this third party supplier to increase during fiscal year 2009.

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

Employees

        Labor costs and their impact on product prices are important competitive factors in the supermarket industry. As of February 2, 2008, we had approximately 7,500 total employees, of which 6,900 were hourly and 600 were salaried.

        Approximately 86.2% of our total number of employees are unionized, with 6,943, or 93.1%, of our unionized employees being members of the United Food and Commercial Workers union. An additional 6.9% of our union employees belong to the International Brotherhood of Teamsters. Approximately 13.8% of our employees are not members of a collective bargaining unit. We believe our relations with our employees are generally good.

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

Seasonality, Customers and Suppliers

        Our supermarket business is generally not seasonal in nature. During the past three fiscal years, no single customer or group of customers under common control accounted for 10% or more of our consolidated revenues. Groceries, general merchandise and raw materials are available from many different sources. During the past three fiscal years, no single supplier accounted for 10% or more of our cost of sales except TOPCO Associates, Inc., which accounted for approximately 16.7%, 15.5%, 19.5%, and 19.4% of purchases of goods for resale for the fiscal year ended February 2, 2008, the fiscal year ended February 3, 2007, the 11-week period ended April 16, 2005, and the 41-week period ended January 28, 2006, respectively.

        In January 2007 we entered into a 5 year supply agreement with a third party to provide general merchandise and health and beauty products. For the fiscal year ended February 2, 2008, purchases of goods for resale with this vendor accounted for approximately 4.5% of our total purchases of goods. In January 2008, we entered into a produce procurement contract with the same third party food wholesaler allowing us to benefit from purchasing cost efficiencies while expanding access to new and alternative products. We expect the percentage of total purchases with this third party supplier to increase during fiscal year 2009.

Reorganization

        On May 30, 2003, we and all of our subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On April 13, 2005, our Chapter 11 Plan of Reorganization became effective.

        While operating under Chapter 11, we reorganized our business operations, including the cessation of business in Ohio and West Virginia under the Big Bear name, the implementation of cost reduction and cost containment initiatives including consolidation and closing of warehouses, the closing of unprofitable stores and the rejection of certain executory contracts and unexpired leases. Additionally, we disposed of a number of non-core real estate properties.

        Pursuant to the terms of our plan of reorganization the following transactions occurred:

  1.
  Administrative claims, priority tax claims and our debtor-in-possession loan were paid in full, in cash.

  2.
  The Penn Traffic Company Cash Balance Pension Plan was terminated in accordance with the terms and conditions of a settlement agreement between The Pension Benefit Guaranty Corporation, or the "PBGC," and us. The PBGC settlement agreement provided for, among other things,

    •
    an initial partial cash settlement payment to the PBGC of $155,378;

    •
    funding of PBGC allowed administrative claims of $3.5 million to be paid in four equal installments bi-annually over a two-year period commencing six months after the 2005 Effective Date; and

    •
    an allowed PBGC unsecured claim in the amount of $60.0 million.

    The PBGC settlement agreement also required us to maintain all remaining retirement plans in accordance with their terms and all requirements of ERISA and the Internal Revenue Code.

  3.
  We issued 8,330,931 new shares of our common stock to satisfy senior note claims, trade claims and other unsecured claims.

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

Available Information

        We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934.

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

        The supermarket industry is highly competitive and characterized by high inventory turnover, high capital intensity and narrow profit margins. The number and type of competitors vary by location and include:

  •
  multi-regional and regional supermarket chains;

  •
  independent and specialty grocers;

  •
  drug and convenience stores; and

  •
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

        Our principal competitors include national and regional supermarket chains, which compete with us on the basis of location, quality of products, service, price, product variety and store condition. Increasingly competitive markets have made it difficult generally for grocery store operators to achieve comparable store sales gains, while "Every Day Low Price" ("EDLP") competitors make it difficult to pass along food price increases as price adjustments. Because sales growth has been difficult to attain, our competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to consistently increase year-over-year sales gains.

        In addition, most of our "traditional" and "nontraditional" competitors are not unionized and have lower labor costs, which allows them to take measures that could adversely affect our competitive position.

        We face increased competitive pressure in a number of our markets from existing competitors and from the threatened entry by one or more major new competitors. Some of our competitors have greater financial resources and have less indebtedness than we have, and could use these resources to take measures which could adversely affect our competitive position.

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

        Our business and results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, energy prices, business conditions, interest rates, inflation and tax rates could reduce consumer spending or cause consumers to shift their spending away from our product quality and service offering, to a more focused price-based offering. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

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

Our wholesale independent business could be negatively affected if we fail to retain existing customers or attract significant numbers of new customers.

        Increasing the growth and profitability of our wholesale independent business is dependent in large measure upon our ability to retain existing customers and capture additional customers through our existing network of distribution centers, enabling us to more effectively leverage and utilize the fixed assets in our distribution business. Our ability to achieve these goals is dependent, in part, upon our ability to continue to provide a high level of customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers into our distribution system and offer marketing, merchandising, information technology and ancillary services that provide value to our independent distribution customers. If we are unable to execute these tasks effectively and at a competitive price, we may not be able to attract significant numbers of new customers and attrition among our existing customer base could increase, either or both of which could have an adverse impact on our revenue and profitability.

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

Substantial operating losses may occur if the customers to whom we extend credit or to whom we sublease properties fail to repay us or honor their lease obligations.

        In the ordinary course of business, we extend credit, including loans, to our food distribution customers. We also sublease store sites to independent retailers. Generally, our loans and other subleases are extended to small businesses that are unrated and may have limited access to conventional financing. As of February 2, 2008, we had outstanding accounts receivable from these customers totaling $8.5 million and lease obligations for properties sublet to food distribution customers totaling $5.4 million. In the normal course of business, we also sublease retail properties to third parties. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure.

        If a significant number of these customers or lease counterparties fail to repay us or honor their lease obligations to us, our operating results may be adversely affected.

A significant portion of our employees are covered under collective bargaining agreements. Our relationships with our employees and their unions including the possibility of labor disputes or work stoppages in connection with future negotiations, could have an adverse impact on our financial results.

        Labor costs, which are largely an extension of the results of collective bargaining negotiations with our unions, traditionally have had a significant impact upon the pricing of our products in the highly competitive supermarket industry. Of our hourly workforce, 86.2% are members of unions. All salaried employees and 13.8% of our hourly workforce are not members of a collective bargaining unit.

        Because we are party to 18 collective bargaining agreements with four retail and one warehouse technician collective bargaining agreement expiring in fiscal year 2009, it is anticipated that the unions which are parties to these agreements will seek improvements for their members with respect to, among other things, healthcare benefits, pension benefits, and wage rates. As a result, operating costs concerning our unionized employees may increase over the next several years. Further, our ability to control pension costs will be impacted by the Pension Protection Act of 2006, which might require additional funding costs into the multi-employer pension plans into which we contribute.

We may experience technology failures which could have a material adverse effect on our business.

        We use large, complex information technology systems that are important to our business operations. Although we have a disaster-recovery plan and have installed security programs and procedures, the security of our technology systems could be compromised and technology failures and system disruptions could occur. Any of these events could result in a loss of sales or profits or the theft of sensitive customer information or cause us to incur significant costs, including payments to third parties for damages.

Losses as a result of our owning, leasing and developing real estate may impair our ability to focus on and expand our core business as desired.

        As a result of our real estate holdings and leases, we are subject to varying degrees of risk and liability generally incident to the ownership, use and development of real estate. These risks and liabilities include, among other things:

  •
  fluctuations in value caused by adverse changes in national, regional and local economic condition and local real estate market conditions (such as an oversupply of or a reduction in demand for retail space in the area);

  •
  costs of compliance with zoning, environmental, tax and other laws and regulations;

  •
  real estate development risks, such as incorrect cost and occupancy estimates, non-availability of financing and the need for mortgage lender or property partner approvals for certain expansion activities;

  •
  the perceptions of customers and tenants and prospective tenants of the safety, convenience and attractiveness of our properties;

  •
  the lack of liquidity of real estate investments and our ability to sell, lease or sublease any of our properties for cash in a timely fashion;

  •
  failure to promptly renew leases;

  •
  competition from comparable properties;

  •
  the occupancy rate of our properties;

  •
  tenant and subtenant defaults and the costs of enforcing our rights;

  •
  the effects of any bankruptcies or solvencies of major tenants or subtenants;

  •
  increasing operating costs (including increased real estate taxes) which may not be passed through fully to tenants or subtenants; and

  •
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

        Fluctuating fuel costs can adversely affect our operating costs for our fleet of tractors and trailers that distribute goods from our warehouses and distribution facilities to all of our stores and can adversely affect our monthly store utility expenses. We may not be able to recover these rising utility and fuel costs through increased prices charged to our customers.

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

        We did not complete an audit for the periods between February 1, 2003 and April 16, 2005. Additionally, we have not made any required periodic filings with the SEC for any period since our Annual Report on Form 10-K for the fiscal year ended February 2, 2002, except our Annual Report on Form 10-K for period ended January 28, 2006 and February 3, 2007 and our most recent quarterly reports on Form 10-Q for all quarters ended during fiscal year 2006. Because of our failure to make timely periodic filings with the SEC, we could be subject to civil penalties and other administrative proceedings by the SEC. In addition, until we complete certain updated filings, it is unlikely that our common shares will be approved for listing on any national securities exchange. The failure of our common shares to be so listed may adversely affect their liquidity and trading price.

There is no existing trading market for our common stock.

        Our common shares are currently quoted on the "Pink Sheets" and there is no assurance that an active trading market for our common shares will develop. We are not currently applying for a listing on any national securities exchange. Accordingly, no assurance can be given that a holder of common shares will be able to sell such securities in the future or as to the price at which any such sale would occur. If a trading market were to develop, the liquidity of the market for such securities and the prices at which such securities would trade will depend upon many factors, including the number of holders, investor expectations and other factors beyond our control. In addition, our common shares have been issued to certain pre-petition creditors as part of our plan of reorganization. Some of these holders may prefer to liquidate their investment rather than hold it on a long-term basis, which may create an initial imbalance in the market if and when one were to develop.

The current volatility and uncertainty in global capital markets may have an adverse effect on us.

        While our credit facilities were recently extended, the current volatility and uncertainty in the global capital markets could result in either much higher borrowing costs, difficulties in future refinancing efforts or the need to raise/sell equity at a suboptimal point in time. This credit risk could result in our food distribution customers seeking other wholesale providers, vendors lowering their credit limits or tightening their payment terms and other hardships on the business. In addition, increased borrowing costs or unfavorable lending terms could limit our ability to operate and run the business in the most efficient manner possible due to reduced cash availability resulting from the increased interest costs.

The results of the ongoing governmental investigations regarding our promotional allowance practices and policies may have an adverse effect on us.

        We are currently a subject of ongoing investigations by the United States Attorney's Office for the Northern District of New York and by the SEC regarding our promotional allowance practices and policies. These investigations began prior to our emergence from Chapter 11 bankruptcy protection in April 2005. We are cooperating with these investigations and have produced documents and made our employees available for interviews as requested. At present, we are unable to predict the outcome of either of these investigations. However, an unfavorable resolution of these investigations could ultimately result in damage claims, fines or penalties to us. Any such claims, fines or penalties could adversely affect our business or results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        We follow the general industry practice of leasing the majority of our retail supermarket locations. We own 20 and lease 83 of the supermarkets that we operate. The leased supermarkets are held under leases expiring from 2008 to 2020, excluding option periods. We lease 20 supermarkets which are subleased to independent operators.

        We own two shopping centers that contain company-owned or licensed supermarkets. We also lease distribution centers in Syracuse, New York and DuBois, Pennsylvania; a closed distribution facility in Jamestown, New York and a bakery plant in Syracuse, New York. In January 2008 the bakery plant in Syracuse was closed and is on a month-to-month lease which is expected to terminate during July 2008.

        Also see Item 1—"Business-Retail Food Business" and "Business-Purchasing and Distribution" for additional information concerning our properties.

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

        On September 17, 2007, the SEC filed civil fraud charges against our former Chief Marketing Officer and former Vice-President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate and shift our income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. The complaint further alleges that the individuals deceived our accounting personnel to carry out their fraudulent scheme and aided and abetted violations of the Securities Exchange Act of 1934 and the rules thereunder. In addition, on the same date, the United States Attorney for the Northern District of New York announced that a federal grand jury has returned an indictment against the abovementioned individuals on related criminal charges. Both the SEC and the United States Attorney have indicated that their investigations are continuing.

        On March 12, 2008, we commenced an action in the Supreme Court for the State of New York for the County of Onondaga seeking declaratory judgment to resolve a dispute over the lease term for commercial property we lease in North Warren, Pennsylvania from our landlord, 1085 Market Street, L.P. We formerly operated a store in this location, which we closed in August of 2007. We are seeking an order declaring the proper and effective lease termination date to be November 30, 2009, rather than the date asserted by our landlord, June 30, 2017. We estimate that the increased rent expense for the additional lease term asserted by the landlord to be approximately $2,825,000. At present, we are unable to estimate the likelihood of an unfavorable outcome.

        In connection with these matters, we could be subject to damage claims, fines or penalties. At present, we are unable to estimate the likelihood of an unfavorable outcome or the amount of any damage claims, fines or penalties in the event of an unfavorable outcome and, accordingly, no liability has been recorded for this contingency.

        Also see Item 1—"Business-Reorganization" for a description of the consummation of our plan of reorganization and see Note 13 to our consolidated financial statements, included in this report, regarding legal proceedings relating to the consummation of our plan of reorganization.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fiscal year ended February 2, 2008.

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

	High	Low
Quarter Ended February 2, 2008	$17.00	$5.25
Quarter Ended November 3, 2007	23.00	15.00
Quarter Ended August 4, 2007	24.25	21.00
Quarter Ended May 5, 2007	21.00	15.00
Quarter Ended February 3, 2007	15.50	11.50
Quarter Ended October 28, 2006	17.20	13.00
Quarter Ended July 29, 2006	17.00	15.00
Quarter Ended April 29, 2006	17.50	14.90
Quarter Ended January 28, 2006	17.00	12.00
Quarter Ended October 29, 2005	22.25	15.00

        Our common shares were held by 682 stockholders of record on February 2, 2008.

        There have been no repurchases of our common shares during the fiscal year ended February 2, 2008.

        We have not paid a cash dividend to common stockholders since we emerged from bankruptcy and we do not anticipate paying a cash dividend in the foreseeable future.

        On December 13, 2007, we issued 10,000 shares of $.01 par value Series A Convertible Preferred Stock to entities affiliated with three common shareholders for an aggregate purchase price of $10 million. The preferred shares accrue dividends at a rate of 8% per annum and are convertible into shares of our common shares after December 13, 2008 at a conversion price of $16.12 per share. See Note 14 to our consolidated financial statements, included in this report, for additional features of the Series A Convertible Preferred Stock.

PERFORMANCE GRAPH

        The following are graphs which compare the cumulative total stockholder return of our Common Stock, the cumulative total return of Standard & Poor's 500 Stock Index ("S&P Index") and the cumulative total return of Standard & Poor's Retail Food Index ("S&P Food Index") for (i) the period from February 1, 2005 through April 15, 2005 and (ii) the period from April 16, 2005 through February 2, 2008. The Company includes two graphs to demonstrate (i) the performance of its former Common Stock through the date of the completion of the Company's financial restructuring and (ii) the performance of the Common Stock since the completion of the Company's financial restructuring on April 16, 2005.

	02/01/03	01/31/04	01/29/05	04/15/05	04/16/05	01/28/06	2/3/2007	2/2/2008
Penn Traffic	$100	$—	$—	$—	$100	$115	$115	$54
S&P 500	100	84	87	85	100	95	107	103
S&P Food	100	50	47	45	100	52	62	57

1.
Assumes $100 invested on February 1, 2005 in our former common stock, the S&P 500 Index and the S&P Food Index (also includes reinvestment of dividends).

2.
Assumes $100 invested on April 16, 2005 in Penn traffic Stock, the S&P 500 Index and the S&P Food Index (also assumes reinvestment of dividends).

ITEM 6.    SELECTED FINANCIAL DATA

Consolidated Five-Year Financial Summary

        Set forth below is our selected historical consolidated financial data for the five fiscal years ended February 2, 2008. As a result of the consummation of our plan of reorganization we adopted fresh-start reporting as of April 16, 2005. The accounting periods ended on or prior to April 16, 2005 have been designated "Predecessor Company" and the periods subsequent to April 16, 2005 have been designated "Successor Company."

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

        The selected historical consolidated financial data for the 52-week period ended February 2, 2008, the 53-week period ended February 3, 2007, and the 41-week period ended January 28, 2006, are derived from our consolidated financial statements, which have been audited by Eisner LLP, independent accountants. The Predecessor Company's selected historical consolidated financial data for the 11-week period ended April 16, 2005, and the 52-week periods ended January 29, 2005, and January 31, 2004, are derived from our unaudited consolidated financial statements. In addition, the selected historical consolidated financial data for the Successor Company should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

The Penn Traffic Company Selected Financial Data Fiscal Year 2008 10-K

	(Audited) Successor Company			(Unaudited) Predecessor Company

(In thousands of dollars, except per share data)	52 Weeks Ended February 2, 2008	Restated 53 Weeks Ended February 3, 2007(1)	Restated 41 Weeks Ended January 28, 2006(1)	11 Weeks Ended April 16, 2005	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004
Revenues	$1,219,541	$1,293,861	$1,003,673	$262,647	$1,270,290	$1,293,651
Costs and operating expenses:
Cost of sales	897,546	965,095	744,149	192,000	942,021	960,678
Selling and administrative expenses(2)	334,641	342,824	254,358	71,121	310,781	324,547
Loss on store closings	2,029	2,700	520	—	—	—
Asset impairment charge(3)	547	—	—	—	—	1,002
Goodwill impairment charge(4)	—	—	—	—	—	22,832

Operating (loss) income	(15,222)	(16,758)	4,646	(474)	17,488	(15,408)
Interest expense(5)	9,617	9,357	8,289	1,755	12,144	31,061
Gain on extinguishment of debt(6)		—	—	(182,831)	—	—
Reorganization and other expenses(7)	5,365	1,020	1,023	71,117	17,134	59,986

(Loss) income from continuing operations before income taxes and discontinued operations	(30,204)	(27,135)	(4,666)	109,485	(11,790)	(106,455)
Provision for income taxes expense (benefit)(8)	234	228	200	(23,945)	251	755

(Loss) income from continuing operations	(30,438)	(27,363)	(4,866)	133,430	(12,041)	(107,210)
(Loss) income from discontinued operations, net of tax(9)	(11,270)	(587)	168	(4,346)	(11,916)	(55,182)

Net (loss) income	$(41,708)	$(27,950)	$(4,698)	$129,084	$(23,957)	$(162,392)

Net loss per share basic and diluted(10)	$(4.92)	$(3.29)	$(0.55)

No dividends on common stock have been paid during the past five fiscal years. Per share data is not presented for the periods ended on or prior to April 16, 2005 because of a general lack of comparability as a result of fresh start reporting and our significantly different capital structure after emergence from bankruptcy.
Balance sheet data:
Total assets	262,449	307,467	325,391	414,579	394,225	454,417
Total debt (including capital leases)	60,817	65,154	51,252	67,473	156,201	164,555
Stockholders' equity (deficit)(11)	69,175	92,725	118,799	—	(133,606)	(99,021)
Other data:
EBITDA(12)	8,921	9,675	23,192	(66,804)	23,152	29,160
Adjusted EBITDA(13)	28,531	23,411	26,267	N/A	N/A	N/A
Depreciation and amortization	26,242	25,925	18,112	4,712	21,985	21,697
LIFO provision	2,719	1,528	1,457	75	813	703
Capital expenditures	7,879	22,926	20,533	4,148	21,244	6,377

Notes

(1)
As a result of cancellation of debt in the Chapter 11 proceedings (see Note 2), the Company previously entirely eliminated all net operating loss carryforwards and reduced the tax basis of its long-lived assets effective January 29, 2006. During the year ended February 2, 2008, the Company corrected the amount of debt forgiveness in the chapter 11 proceedings that reduced tax attributes which results in an increase aggregating $66 million in the tax basis of its long-lived assets and net operating loss carryforwards.

The correction resulted in an increase in deferred tax assets attributable to the net operating loss carryforwards and the recording of a related valuation allowance and a reduction in the deferred tax liability attributable to the increase in the tax basis of long-lived assets. The net effect of the above was a $3.5 million reduction in the net deferred tax liability and a corresponding reduction in the carrying value of certain long-lived assets upon adoption of fresh-start reporting on April 16, 2005. See Note 4 on the consolidated financial statements related to restatement.

(2)
The increase in costs associated with the fiscal year ended February 3, 2007 and the fiscal periods ended January 28, 2006 and April 16, 2005 are primarily due to increases in professional fees. In addition, fiscal year 2007 includes severance payments to prior management and employees of the closed Jamestown facility.

(3)
We adopted Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS 144, during fiscal year 2003. SFAS 144 requires us to perform a review of the recorded value of our long-lived assets whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. In fiscal year 2008 and fiscal year 2004, we recorded a non-cash charge of $0.5 million for two retail stores and $1.0 million for four retail stores, respectively. The impairment charges under SFAS 144 resulted from lower estimated future cash flows that resulted from a combination of factors, primarily changes in the economic environment and a more challenging competitive environment.

(4)
We adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," or SFAS 142, in fiscal year 2003 and performed a transitional goodwill assessment, which resulted in no impairment. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite useful lives not be amortized but tested at least annually for impairment. Since the adoption of SFAS 142, we no longer record amortization of goodwill in our Consolidated Statement of Operations. During the fourth quarter of fiscal year 2004, we completed an annual impairment review, which was further necessitated by the change in the economic and competitive environment, and we recorded non-cash charges for the impairment of goodwill of $22.8 million.

(5)
As a result of our Chapter 11 filing on May 30, 2003, no principal or interest payments were made on or after such date on our formerly outstanding senior and senior subordinated notes. Accordingly, no interest expense for these obligations has been accrued on or after such date. Had such interest been accrued, interest expense would have increased by $2.3 million, $11.0 million and $7.4 million for the 11-week period ended April 16, 2005 and fiscal years 2005 and 2004, respectively.

(6)
The gain on extinguishment of debt for the 11-week period ended April 16, 2005 consists of our extinguishment of the (i) allowed claims of our unsecured creditors, including trade claims, and (ii) Cash Balance Pension Plan assumed by Pension Benefit Guaranty Corporation and the former senior notes, which were exchanged primarily for shares of our common stock.

(7)
During the 52-week period ended February 2, 2008, reorganization expense consisted of $0.5 million of professional fees and $4.8 million associated with a proposed acquisition that was not consummated. During the 53-week period ended February 3, 2007, and the 41-week period ended January 28, 2006, reorganization expense consisted of $1.0 million for professional fees. During the 11-week period ended April 16, 2005, reorganization expense primarily consisted of $10.4 million of professional fees and $60.0 million of losses included in accumulated other comprehensive loss related to the Cash Balance Pension Plan, which was recognized in income on termination of the plan upon assumption thereof by the PBGC. For fiscal year ended January 29, 2005, the reorganization expenses consisted of professional fees related to the bankruptcy filing, loss on asset disposals and severances paid in connection with the reorganization. For fiscal year 2004, the reorganization expenses were primarily for professional fees related to our plan of reorganization.

(8)
At February 2, 2008, we had a net operating loss carryforward for federal and state income tax purposes of approximately $85.3 million available to offset future taxable income through 2028. In providing the valuation allowance, no reversal of the taxable temporary difference arising from a portion of LIFO inventory was considered to occur during such period as the period in which such reversal may occur is not presently determinable.

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

(9)
The loss from discontinued operations of $11.3 million reflects the operating results and loss on disposals related to the closure of Penny Curtiss Bakery for fiscal year 2008. For the 11-week period ended April 16, 2005 and the fiscal years of 2005 and 2004 the loss from discontinued operations reflects operating results and (gains) losses on disposals of Big Bear Stores and other stores, which were closed or sold in connection with our reorganization. The losses (gains) for these periods are ($4.3) million, ($11.9) million and ($55.1) million, respectively.

(10)
Net loss per share for the year ended February 2, 2008 is based on the loss available to common stockholders after adjusting for preferred stock dividends.

(11)
For the 11-week period ended April 16, 2005, stockholders' equity was zero upon the emergence of bankruptcy.

(12)
EBITDA is operating (loss) income less reorganization, other expenses and before interest, taxes, depreciation, amortization, asset impairment charge, goodwill impairment charge, and LIFO provision. EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities or liquidity, or as an alternative to any generally accepted accounting principle measure of performance. We report EBITDA as it is an important measure utilized by management to monitor the operating performance of our business. We also believe that EBITDA assists investors and other interested parties in evaluating our capacity to service our debt. Our reported EBITDA may not be comparable to similarly titled measures used by other companies. Below is a table that sets forth the reconciliation of operating (loss) income to EBITDA.

	(Audited) Successor Company			(Unaudited) Predecessor Company

(In thousands of dollars)	52 Weeks Ended February 2, 2008	Restated 53 Weeks Ended February 3, 2007	Restated 41 Weeks Ended January 28, 2006	11 Weeks Ended April 16, 2005	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004
Operating (loss)income	$(15,222)	$(16,758)	$4,646	$(474)	$17,488	$(15,408)
Less reorganization and other expenses	(5,365)	(1,020)	(1,023)	(71,117)	(17,134)	(59,986)
Depreciation and amortization	26,242	25,925	18,112	4,712	21,985	21,697
Asset impairment charge	547	—	—	—	—	1,002
Goodwill impairment charge	—	—	—	—	—	22,832
LIFO provision	2,719	1,528	1,457	75	813	703

EBITDA	$8,921	$9,675	$23,192	$(66,804)	$23,152	$(29,160)

(13)
Adjusted EBITDA is EBITDA before certain expenses considered non-recurring and transitional in nature and included in our reorganization and other expenses and selling and administrative expenses. They include a) store-closing reorganization expenses; b) a proposed acquisition that was not consummated; c) substantial catch-up and start-up Sarbanes-Oxley compliance, audit and other one-time professional fees; d) legal fees associated with the previously disclosed investigations by the SEC and the U.S. Attorney for the Northern District of New York which began prior to our emergence from bankruptcy in April 2005; e) net losses on asset sales and f) and other expenses. Below is a detailed table that sets forth the reconciliation of EBITDA to Adjusted EBITDA.

	(Unaudited) Successor Company
(In thousands of dollars)	52 Weeks Ended February 2, 2008	Restated 53 Weeks Ended February 3, 2007	Restated 41 Weeks Ended January 28, 2006
EBITDA	$8,921	$9,675	$23,192

Reorganization and other expenses:
Proposed acquisition that was not consummated	4,796	—	—
Chapter 11 reorganization costs	569	1,060	1,049

	5,365	1,060	1,049

Selling and Administrative expenses:
Professional fees	7,029	1,546	—
Closed store reserve	2,030	2,536	520
Fixed asset policy change	1,354	—	—
SEC legal costs	1,240	4,122	2,111
Engagement costs	962	819	—
Loss (Gain) on asset disposition	781	263	(605)
Severance	537	1,600	—
Other	312	867	—
Flood loss	—	923	—

	14,245	12,676	2,026

Adjusted EBITDA	$28,531	$23,411	$26,267

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

  1.    Overview

    •
    Introduction

    •
    Business Strategy

    •
    Critical Accounting Policies

  2.    Results of Operations

    •
    Overview

    •
    Financial Results

  3.    Liquidity and Capital Resources

    •
    Overview

    •
    Financial Results

  4.    Impact of New Accounting Pronouncements

  5.    Forward-Looking Statements

  6.    Certain Trends and Uncertainties

Overview

Introduction

        Headquartered in Syracuse, New York, we operate or supply more than 200 supermarkets in Upstate New York, Pennsylvania, Vermont and New Hampshire. We operate two segments. Our retail food business includes corporate-owned stores with the "BiLo", "P&C" and "Quality" trade names, and our wholesale food distribution business supplies independently operated supermarkets and other wholesale accounts.

Business Strategy

        Our primary objective is to improve our long-term financial performance and enhance the in-store experience of our customers. Under the direction of the new senior team (formed in fiscal year 2007), the organization has focused on rebuilding the core business. This means re-establishing basic disciplines and reemphasizing and instilling a much stronger profitable growth culture around sales and margin. Thirty-four specific tactical initiatives were identified and combined to form our Initiative Portfolio. Designed to increase sales and margin, reduce costs, rebuild our infrastructure, and enable future business growth, the Initiative Portfolio includes the following key components:

  •
  Reduce center store and fresh store shrink

  •
  Signature product sales initiative—developing store specific fresh category products

  •
  Mix category targets—enhancing sales on high margin categories

  •
  KT specials—targeting stores that benefit from minor enhancements

  •
  Reclamation process management—improving process of returning outdated or damaged product to vendors for credit

  •
  Supply initiative—containing supply cost by standardizing items

  •
  Private label plan—leveraging existing private label items and rolling out new items

        Furthermore, as part of our strategy, we closed 3 underperforming stores during fiscal year 2008 and in January 2008, we closed our Penny Curtiss commercial bakery operation. The bakery had lost a significant supply contract in August 2007 and contributed less than 4% of our total annual revenue.

        Subsequent to fiscal year ended February 2, 2008, we closed 5 retail stores and have announced the closure of an additional store.

Critical Accounting Policies

        Critical accounting policies are those accounting policies that are important to the portrayal of our financial condition and which require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are summarized in Note 3 to the consolidated financial statements.

        We believe the following accounting policies to be critical and could result in materially different amounts being reported under different conditions or using different assumptions:

Basis of Presentation

        As discussed in Note 2 to our consolidated financial statements, we emerged from Chapter 11 proceedings on April 13, 2005. For financial reporting purposes, we accounted for the consummation of our plan of reorganization as of the close of business on April 16, 2005. In accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" we have applied fresh-start reporting as of the close of business on April 16, 2005, which has resulted in significant changes to the valuation of certain of our assets and liabilities, and to our stockholders' equity. In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes. For purposes of the discussion of the results of operations, the 52-week period ended February 2, 2008, the 53-week period ended and February 3, 2007, and 41-week period ended January 28, 2006, are audited and presented for comparison purposes.

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

        In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, such assets are written down to their fair value. In estimating future cash flows, management considers historical performance and assesses the effect of projected changes in competition, maturation of new stores and store remodels, merchandising and marketing strategies and general market conditions. Fair values were determined either by management, based on managements' knowledge of local real estate markets and the value of equipment utilized in the supermarket industry, or by an independent third party valuation firm. No assurance can be given that the actual future cash flows will be sufficient to recover the carrying value of long-lived assets. Any reductions in the carrying value resulting from the application of this policy are reflected in the Consolidated Statement of Operations as "Asset impairment charge."

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

Intangible Assets

        We have recorded intangible assets for favorable leases, pharmacy prescription files and computer software. We amortize our favorable leases over the remaining life of the lease including all favorable options. We amortize both the pharmacy prescription files and the computer software over five years. We consider these assets annually during our SFAS 144 impairment testing.

Allowance for Doubtful Accounts

        We evaluate the collectability of our accounts and notes receivable based on our analysis of past due accounts and historical loss trends. We record an allowance for doubtful accounts against the receivable based on the amount that we believe is reasonably collectible. It is possible that our estimation process could differ materially from the actual amounts collected.

Income Taxes

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48, effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination. In addition, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We adopted FIN 48 at the beginning of fiscal year 2008. There was no material impact on the financial statements upon the adoption of FIN 48 and therefore we did not make any adjustment to opening retained earnings as a result of the implementation. See Note 10 to the Consolidated Financial Statement for further information about FIN 48. In addition, various tax authorities audit our income tax returns. Although management believes these estimates are reasonable the actual results could differ resulting in a material effect on our consolidated financial statements.

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

Vendor Allowances

        Vendor allowances relating to our purchasing and merchandising functions are recorded as a reduction of cost of sales as they are earned based on each specific agreement and its associated event date. Our inventory is capitalized for these vendor allowances following EITF 02-16 (Accounting by a Customer for Certain Consideration Received from a Vendor) based on the allowance event date and the inventory turns for the specific department. These vendor allowances come in many forms: promotional allowances tied to weekly advertised items which are recognized when the inventory is sold, warehouse slotting allowances which are recorded when the item has been distributed to the stores and are available for sale to the consumer, long-term contractual agreements such as exclusivity programs or signing bonuses which are recognized on a straight-line basis over the life of the agreement, volume incentive agreements which are recognized when the incentive is deemed probable and estimable based on purchase or sales targets, and allowances for running items in our weekly ad which are recognized at the end of the ad week. Also, cash discounts for prompt payments of invoices are also recorded as a reduction in cost of sales when the payment is made to the vendor.

Pension Accounting

        We currently are sole sponsors of four tax-qualified defined benefit pension plans. In accordance with the provisions of SOP 90-1, upon emergence from bankruptcy, we recorded the underfunded status of each of the defined benefit plans as a liability on our balance sheet. As of January 28, 2006, we adopted the provisions of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," or SFAS 158, and in accordance therewith reflected the underfunded status of the plans in our balance sheet at such date. Prospectively, we have adjusted the liability to reflect the current funded status of the plan. Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income. The adoption of SFAS 158 resulted in the recognition of $8.3 million of unrecognized actuarial gains which arose during the period ended January 28, 2006, and a corresponding reduction in the defined benefit pension plan liability at January 28, 2006. Such unrecognized gains, net of deferred taxes of $3.4 million, were credited to accumulated other comprehensive income in the amount of $4.9 million. The adoption of SFAS 158 had no effect on our consolidated statement of operations for the period ended January 28, 2006.

        During the fiscal years ended February 2, 2008, and February 3, 2007, we recorded $13.2 million and $3.2 million of net unrecognized actuarial gains which arose during the period and a corresponding reduction in the defined benefit pension plan liability at such date. Unrecognized gains, net of deferred taxes of $4.8 million and $1.3 million, were recognized as an element of comprehensive loss and credited to accumulated other comprehensive income in the amount of $8.5 million and $1.9 million. See Note 12 to the Consolidated Financial Statements for further discussion on pensions.

        Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our pension plans' assets, a discount rate, and an assumed rate of compensation increase. After consultation with our actuaries, we determined these actuarial assumptions at our fiscal year end to calculate liability information as of that date and pension expense for the following year. The discount rate assumption is determined based on the internal rate of return for Citigroup Pension Liability Index with maturities that are consistent with projected future plan cash flows. The assumed discount rate used to determine pension expense for the period ended January 28, 2006 and February 3, 2007, was 5.48% and 5.68% respectively. The assumed discount rate at February 2, 2008 of 5.97% was used to determine pension expense for fiscal year 2008.

        The assets of the plans consist of approximately 51%, 57% and 54% equity securities; 38%, 33% and 44% fixed income securities; and 11%, 10% and 2% cash at February 2, 2008, February 3, 2007, and January 28, 2006, respectively. The expected long-term rate of return on plan assets is based on historical and projected average rates of return for current and planned asset classes in the plan investment portfolio. At February 2, 2008, February 3, 2007, and January 28, 2006, the expected long-term rate of return on plan assets to be used in the determination of pension expense was 7.5%.

        Significant differences between our actual experience or significant changes in our assumptions may materially affect the pension obligations and future expense. Additionally, changes in the fair value of plan assets at year end may materially affect our future pension expense. The fair value of plan assets can vary significantly from year to year.

Results of Operations

Overview

        Fiscal year 2008 was characterized as a year of rebuilding. While much work remains to be done, our fiscal year 2008 financial results overall demonstrate our progress toward stabilizing the business, improving gross margins, enhancing the in-store customer experience, and investing in the most promising locations in our core store portfolio. These results also reflect substantial non-recurring expenses and a smaller corporate-owned store portfolio.

Financial Results

        The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the 52-week period ended February 2, 2008, the 53-week period ended February 3, 2007, and the 41-week period ended January 28, 2006.

	(Audited) 52-Weeks Ended February 2, 2008	(Audited) Restated 53-Weeks Ended February 3, 2007	(Audited) Restated 41-Weeks Ended January 28, 2006
Revenues	100.0%	100.0%	100.0%
Gross profit(1)	26.4	25.4	25.9
Selling and administrative expenses	27.4	26.5	25.3
Loss on store and distribution center closing	0.2	0.2	0.1
Asset impairment charge	0.0	0.0	0.0
Operating (loss) income	(1.2)	(1.3)	0.5
Interest expense	0.8	0.7	0.8
Reorganization and other expenses	0.4	0.1	0.1
Loss from continuing operations, before income taxes	(2.5)	(2.1)	(0.5)
Income tax expense	0.0	0.0	0.0
Loss from continuing operations	(2.5)	(2.1)	(0.5)
Loss from discontinued operations	(0.9)	(0.0)	(0.0)
Net loss	(3.4)	(2.2)	(0.5)

(1)
Revenues less cost of sales.

Fiscal Year 2008 (the audited 52-week period ended February 2, 2008) and Fiscal Year 2007 (the audited 53-week period ended February 3, 2007)

  Revenues

        Revenues for the 52-week period ended February 2, 2008 decreased to $1.22 billion from $1.29 billion in the 53-week period ended February 3, 2007. The $0.07 billion decrease in revenues was mainly attributable to a reduction in the number of our corporate-owned stores, a slight decline in same store sales and a decrease in wholesale food distribution revenues.

        The number of Penn Traffic's corporate-owned stores declined to 103 stores at February 2, 2008, from 106 at February 3, 2007. Same store sales for the 52-week period ended February 2, 2008 decreased 0.3% compared to the 52-week period ended February 3, 2007.

        Wholesale food distribution revenues for the 52-week period ended February 2, 2008 decreased 3.4% to $210.0 million or 17.2% of total revenues; from $217.3 million or 16.8% of total revenues for the 53-week period ended February 3, 2007. The fiscal year 2008 decrease in the wholesale food distribution revenues of $7.3 million was attributable to the loss of certain wholesale customers.

  Gross Profit

        Gross profit was $322.0 million or 26.4% of revenues for the 52-week period ended February 2, 2008, compared to $328.8 million or 25.4% of revenues, for the 53-week period ended February 3, 2007. The increase is the result of increased sales of higher margin private label and signature products, the implementation of a new price optimization system and improved operational disciplines to reduce shrinkage, partially offset by an increase in distribution costs.

  Selling and Administrative Expenses

        Selling and administrative expenses for the 52-week period ended February 2, 2008, were $334.6 million or 27.4% of revenues, compared to $342.8 million or 26.5% of revenues, for the 53-week period ended February 3, 2007. The decrease in selling and administrative expenses was principally due to a $16.0 million decrease in payroll and payroll related expenses, partially offset by an increase of $3.0 million in professional fees and $3.0 million in outside services. The increase in selling and administrative expenses as a percentage of revenue is due to a $1.6 million aggregate increase in non-recurring expenses and other expenses.

  Depreciation and Amortization from Continuing Operations

        Depreciation and amortization expense was $26.2 million or 2.2% of revenues, for the 52-week period ended February 2, 2008, compared to $25.9 million or 2.0% of revenues, for the 53-week period ended February 3, 2007. The decrease in depreciation and amortization in the 52-week period was primarily due to disposals of depreciable assets in fiscal year 2008 of approximately $2.9 million.

  Loss on Store Closings

        Loss on store closings for the 52-week period ended February 2, 2008 was $2.0 million or 0.2% of revenues, compared to loss on store closings of $2.7 million or 0.2% of revenues for the 53-week period ended February 3, 2007, as we closed 3 retail stores and one distribution center during the 52-week period ended February 2, 2008, and 6 retail stores during the 53-week period ended February 3, 2007.

  Operating Loss

        Operating loss for the 52-week period ended February 2, 2008 was $15.2 million or 1.2% of revenues, compared to the operating loss of $16.8 million or 1.3% of revenues, for the 53-week period ended February 3, 2007.

  Interest Expense

        Interest expense for the 52-week period ended February 2, 2008 was $9.6 million or 0.8% of revenues, compared to $9.4 million or 0.7% of revenues, for the 53-week period ended February 3, 2007. The $0.2 million increase in interest expense for the 52-week period was due to an increase in our average borrowings.

  Reorganization and Other Expenses

        Reorganization expense for the 52-week period ended February 2, 2008 was $5.4 million or 0.4% of revenues, compared to reorganization expense of $1.0 million or 0.1% for the 53-week period ended February 3, 2007. The $4.4 million increase was primarily attributable to $4.8 million on evaluation of transformational alternatives, partially offset by a $0.4 million decrease in reorganization costs.

  Loss from Continuing Operations

        Loss from continuing operations for the 52-week period ended February 2, 2008 was $30.4 million or 2.5% of revenues, compared to a loss from continuing operations of $27.4 million or 2.1% of revenue during the 53-week period ended February 3, 2007. The $3.0 million increase in loss from continuing operations is primarily due to increases of $4.4 million in reorganization expense for fiscal year 2008, partially offset by a decrease in selling and administrative expense.

  Loss from Discontinued Operations

        Loss from discontinued operations for the 52-week period ended February 2, 2008 was $11.3 million or 0.9% of revenues, compared to a loss from discontinued operations of $0.6 million or 0.0% of revenue during the 53-week period ended February 3, 2007. The increase in the loss from discontinued operations in the 52-week period is primarily due to a $8.2 million one time loss related to the closure of Penny Curtiss bakery and $1.3 million loss incurred from bakery operations.

  Net Loss

        Net loss for the 52-week period ended February 2, 2008 was $41.7 million or 3.4% of revenues, compared to a net loss of $28.0 million or 2.2% of revenue during the 53-week period ended February 3, 2007. The increase in net loss of $13.7 million in the 52-week period is primarily attributable to the loss associated with the closure of Penny Curtiss bakery.

Fiscal Year 2007 (the audited 53-week period ended February 3, 2007) and the Fiscal Period 2006 (the audited 41-week period ended January 28, 2006)

  Revenues

        Revenues for the 53-week period ended February 3, 2007 increased 28.9% to $1.3 billion from $1.0 billion in the 41-week period ended January 28, 2006. The increase in revenues was mainly attributable to the difference in the number of weeks in each period. For the unaudited 52-week period ended January 28, 2006, revenues were approximately $1.3 billion.

        Same store sales for the 52-week period ended January 27, 2007 decreased 1.7% compared to the unaudited 52-week period ended January 28, 2006.

        Wholesale food distribution revenues for the 53-week period ended February 3, 2007 increased 26.4% to $217.3 million or 16.8% of total revenues; from $171.9 million or 17.1% of total revenues for the 41-week period ended January 28, 2006. The fiscal year 2007 increase in the wholesale food distribution revenues was attributable to the difference in the number of weeks in each period. During the unaudited 52-week period ended January 28, 2006, our wholesale food distribution revenues would have been approximately $216.8 million or 16.9% of revenues.

  Gross Profit

        Gross profit was $328.8 million or 25.4% of revenues for the 53-week period ended February 3, 2007, compared to $259.5 million or 25.9% of revenues, for the 41-week period ended January 28, 2006. The decrease in gross profit as a percent of revenues in the 53-week period was primarily due to higher product costing.

  Selling and Administrative Expenses

        Selling and administrative expenses for the 53-week period ended February 3, 2007, were $342.8 million or 26.5% of revenues, compared to $254.4 million or 25.3% of revenues, for the 41-week period ended January 28, 2006. The increase in selling and administrative expenses as a percentage of revenues was principally due to non-recurring expenses, totaling $12.7 million, which consisted principally of $4.1 million of SEC investigation related legal fees, $1.6 million in severance payments to prior management and $1.4 million of severance for the employees of the closed Jamestown facility, $1.5 million in professional fees, and $0.8 million of costs associated with obtaining new management.

  Depreciation and Amortization from Continuing Operation

        Depreciation and amortization expense was $25.9 million or 2.0% of revenues, for the 53-week period ended February 3, 2007, compared to $18.1 million or 1.8% of revenues, for the 41-week period ended January 28, 2006. The increase in depreciation and amortization as a percent of revenues in the 53-week period was primarily due to depreciation of additions in fiscal year 2007 of approximately $22.9 million.

  Loss on Store Closing

        Loss on store closing for the 53-week period ended February 3, 2007, was $2.7 million or 0.2% of revenues compared to $0.5 million or 0.1% of revenues, for the 41-week period January 28, 2006. The increase in loss on store closing in the 53-week period ended February 3, 2007 is primarily due to the closing of 3 retail stores and our Jamestown distribution center.

  Operating (Loss) Income

        Operating loss for the 53-week period ended February 3, 2007 was $16.8 million or 1.3% of revenues, compared to the operating income of $4.6 million or 0.5% of revenues, for the 41-week period ended January 28, 2006.

  Interest Expense

        Interest expense for the 53-week period ended February 3, 2007 was $9.4 million or 0.7% of revenues, compared to $8.3 million or 0.8% of revenues, for the 41-week period ended January 28, 2006. The decrease in interest expense as a percentage of revenues for the 53-week period was due to a decrease in our average borrowings.

  Reorganization Expense

        During the 53-week period ended February 3, 2007 we recorded reorganization expense totaling $1.0 million or 0.1% of revenues; and for the 41-week period ended January 28, 2006, we recorded reorganization expense totaling $1.0 million or 0.1% of revenues. These expenses were primarily professional fees.

  Loss from Continuing Operations

        Loss from continuing operations for the 53-week period ended February 3, 2007 was $27.4 million or 2.1% of revenues, compared to a loss from continuing operations of $4.9 million or 0.5% of revenues during the 41-week period ended January 28, 2006. The increase in net loss as a percentage of revenues in the 53-week period is primarily due to an increase in depreciation and amortization and selling and administrative expenses from the reasons described above.

  (Loss) Gain from Discontinued Operations

        The loss from the discontinued operations for the 53-week period ended February 3, 2007 was $0.6 million and the gain for the 41-week period ended January 28, 2006 was $0.2 million. This is attributable to the discontinued bakery operations.

  Net Loss

        Net loss for the 53-week period ended February 3, 2007 was $28.0 million or 2.2% of revenues, compared to a net loss of $4.7 million or 0.5% of revenues during the 41-week period ended January 28, 2006. The increase in net loss as a percentage of revenues in the 53-week period is primarily due to an $8.4 million increase in depreciation and amortization and the recording of $11.4 million in non-recurring expenses during fiscal year 2007.

Liquidity and Capital Resources

Overview

        As of February 2, 2008, we had cash and cash equivalents of $20.9 million and total debt outstanding of $50.5 million. In addition, we have the ability to draw down on our recently extended revolving credit facilities. Our borrowing capability provides the necessary flexibility to stabilize the business, invest in core retail store portfolio, improve our customers' shopping experience, and improve our overall offering in the markets served.

Financial Results

  Operating Activities

        Cash used in operating activities for the 52-week period ended February 2, 2008 was $3.1 million, as compared to cash provided by operating activities of $12.6 million for the 53-week period ended February 3, 2007. For the 52-week period ended February 2, 2008, we incurred a net loss of $41.7 million, adjustments for non cash items of $36.4 million, and a net adjustment in operating net assets of $2.3 million. For the 53-week period ended February 3, 2007, we incurred a net loss of $28.0 million, adjustments for non cash items of $28.9 million, and a net adjustment in operating net assets of $11.7 million. For the 41-week period ended January 28, 2006, there was a net cash provided by operating activities of $4.7 million including a net loss of $4.7 million, adjustments for non cash items totaling $19.3 million, and a net adjustment in operating net assets of $9.9 million.

  Investing Activities

        Cash used in investing activities for the 52-week period ended February 2, 2008 and the 53-week period ended February 3, 2007 were $6.8 million and $14.2 million, respectively. The $7.4 million reduction was due to lower capital expenditures ($7.9 million as compared to $22.9 million) partially offset by a decline in proceeds from sales of fixed assets ($1.1 million as compared to $10.3 million).

        For the 41-week period ended January 28, 2006, net cash used in investing activities was $19.9 and included capital expenditure of $20.5 million.

  Financing Activities

        Cash provided by financing activities for the 52-week period ended February 2, 2008 and the 53-week period ended February 3, 2007 were $6.1 million and $13.8 million, respectively. We raised $9.8 million from the issuance of preferred stock and repaid $1.9 million under our credit facility for the 52-week period ended February 2, 2008. For the 53-week period ended February 3, 2007, we had net borrowings of $15.5 million.

        For the 41-week period ended January 28, 2006, net cash used in financing was $1.6 million.

  Borrowings

        On April 13, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan. Also on April 13, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million. Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets. Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability. At February 2, 2008, outstanding borrowings under both facilities aggregated $46.6 million. At such date, availability in excess of outstanding borrowings and letters of credit was approximately $36.3 million. Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to first liens on certain properties by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets. During fiscal year 2008, we had stand-by letters of credit of approximately $48.4 million ($45.0 million at year end). Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

        Provisions of both credit facilities, as amended, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $27.5 million for four consecutive days or less than $25.0 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends. We were not subject to compliance with the financial covenants during fiscal year 2008 because the amount availability for borrowing had not dropped to these levels. However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at February 2, 2008. Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program. The secured trade lien program is with certain of our vendors and allows us to maintain trade terms. This program has been extended until April 13, 2009.

        On December 26, 2006, August 1, 2007 and January 30, 2008, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to provide us with additional liquidity by lowering the excess availability thresholds for purposes of determining compliance with certain financial covenants in the credit facilities and to permit the disposal of assets in connection with the closing of certain stores. Furthermore, subsequent to fiscal year end, on March 27, 2008, both facilities were extended to April 13, 2009 with provisions to extend to April 13, 2010. In order to extend the supplemental real estate credit facility agreement to April 13, 2010, we will be required to pay an additional extension fee based on its outstanding borrowings as of April 13, 2009.

        We also have borrowings under mortgages secured by the related properties.

Off-Balance Sheet Arrangements

        We do not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

        The table below presents our significant contractual obligations at February 2, 2008 (in thousands of dollars):

Commitment expires During the Fiscal Year Ending	Long-term Debt(1)	Capital Lease Obligations(2)(3)	Operating Leases(3)	Other Long-term Liabilities(4)	Total Contractual Cash Obligations
January 31, 2009	$278	$2,510	$17,454	$12,044	$32,286
January 30, 2010	46,896	2,491	15,780	5,771	70,938
January 29, 2011	259	1,926	14,974	3,749	20,908
January 28, 2012	247	1,482	12,928	3,134	17,791
February 2, 2013	243	1,142	11,238	2,761	15,384
Thereafter	2,564	10,019	48,464	8,522	69,569

(1)
The balance for the fiscal year ending January 30, 2010 includes repayment of $46.5 million under the revolving credit facility, term loan and supplemental real estate loan.

(2)
Includes amounts classified as imputed interest.

(3)
See Note 5 to the Consolidated Financial Statements.

(4)
Other long-term liabilities include workers compensation, general liability, asset retirement obligations and store closing costs.

        We have also made certain contractual commitments that extend beyond February 2, 2008 as shown below (in thousands of dollars):

	Stand-by Letters of Credit(1)	Surety Bonds(2)
Total amounts committed	$47,024	$7,495

    (1)
    Letters of credit are primarily associated with supporting workers' compensation obligations and are renewable annually.

    (2)
    We are required to maintain surety bonds for varying periods of up to three years from the date of issuance.

        Subsequently our letters of credit have been reduced by $7.0 million due to a reduction requirement for $5.0 million for PACA and $2.0 million workers compensation letter of credit.

Impact of New Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48, effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination. We adopted the provision of FIN 48 on February 3, 2007. There was no material impact on the financial statements upon the adoption of FIN 48.

        In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)", or EITF 06-3, effective for periods beginning December 15, 2006. EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis. We record sales net of applicable sales taxes and intend to continue such policy. Therefore, the adoption of EITF 06-3 will have no effect on the presentation of our revenues and expenses.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement," or SFAS 157, effective for fiscal years beginning November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. Management expects that the adoption of this statement will not have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"—Including an amendment of FASB Statement No. 115, or SFAS 159, effective for fiscal years ending after November 15, 2007. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to distinguish on the face of the statement of financial position the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Management expects that the adoption of this statement will not have a material effect on our consolidated financial statements.

Forward-Looking Statements

        Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical in nature are intended to be, and are hereby identified as "Forward-Looking Statements" for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the 1934 Act, as amended by Public Law 104-67.

        Forward-looking statements regarding management's present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which would cause results to differ from present plans or expectations, and such difference could be material. Readers should consider that such statements speak only as of the date hereof.

Certain Trends and Uncertainties

        Our future results could differ materially from our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Risk Factors in Part I, Item A.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at February 2, 2008 was $46.6 million with a weighted average interest rate of 11.23%. A 1% change in interest rates would impact pre-tax income by $0.5 million based on the debt outstanding at February 2, 2008. In addition to the variable rate debt, we had $3.9 million of fixed rate debt outstanding at February 2, 2008, with a weighted average interest rate of 6.66%. We view the fixed rate debt as a partial hedge against interest rate fluctuations which should minimize the potential impact on earnings from interest rate changes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Consolidated Financial Statements	Page
Consolidated Financial Statements as of February 2, 2008 and February 3, 2007 and for the years ended February 2, 2008 and February 3, 2007 and the period from April 17, 2005 to January 28, 2006:
Report of Independent Registered Public Accounting Firm	38
Consolidated Financial Statements:
Balance Sheets	39
Statements of Operations	41
Statements of Cash Flows	42
Statements of Stockholders' Equity	43
Notes to Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Penn Traffic Company
Syracuse, New York

        We have audited the accompanying consolidated balance sheets of The Penn Traffic Company (the "Company") as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended and for the period from April 17, 2005 (effective date of plan of reorganization for accounting purposes) to January 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Penn Traffic Company as of February 2, 2008 and February 3, 2007, and the consolidated results of its operations and its cash flows for the years then ended and for the period from April 17, 2005 to January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 4 to the consolidated financial statements, the 2007 and 2006 financial statements have been restated to correct a misstatement.

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

        We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2008 expressed an adverse opinion thereon.

/s/ Eisner LLP

New York, New York
April 11, 2008

The Penn Traffic Company

Consolidated Balance Sheets

(In thousands, except share and per share data)

	February 2, 2008	Restated February 3, 2007
		(See Note 4)
ASSETS
Current assets:
Cash and cash equivalents	$20,916	$24,661
Accounts and notes receivable (less allowance for doubtful accounts of $5,690 and $3,736, respectively)	37,513	35,112
Inventories	89,208	100,035
Prepaid expenses and other current assets	7,307	8,469

Total current assets	154,944	168,277

Capital leases:
Capital leases	11,364	12,023
Less: Accumulated amortization	(3,096)	(2,168)

Capital leases, net	8,268	9,855

Fixed assets:
Land	9,313	9,313
Buildings	13,273	13,214
Equipment and furniture	96,652	94,742
Vehicles	7,984	7,766
Leasehold improvements	10,246	9,050

Total fixed assets	137,468	134,085
Less: Accumulated depreciation	(59,066)	(37,597)

Fixed assets, net	78,402	96,488

Other assets:
Intangible assets, net (Note 6)	15,397	25,188
Deferred income taxes (Note 10)	2,440	3,621
Other assets	2,998	4,038

Total other assets	20,835	32,847

Total assets	$262,449	$307,467

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Consolidated Balance Sheets (Continued)

(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of obligations under capital leases (Note 5)	$1,368	$1,472
Current maturities of long-term debt (Note 7)	278	314
Accounts payable	34,178	34,704
Other current liabilities (Note 8)	47,060	49,653
Accrued interest expense	176	30
Deferred income taxes (Note 10)	11,485	13,542
Liabilities subject to compromise (Note 9)	2,516	2,696

Total current liabilities	97,061	102,411

Non-current liabilities:
Obligations under capital leases (Note 5)	8,962	10,956
Long-term debt (Note 7)	50,209	52,412
Defined benefit pension plan liability (Note 12)	6,326	22,150
Other non-current liabilities (Note 8)	30,716	26,813

Total noncurrent liabilities	96,213	112,331

Total liabilities	193,274	214,742

Commitments and contingencies (Notes 5, 7, 12 and 13)
Stockholders' equity:
Preferred stock—authorized 1,000,000 shares, $.01 par value; 10,000 shares issued in 2008 and none in 2007	100	—
Common stock—authorized 15,000,000 shares, $.01 par value; shares issued and to be issued, 8,519,095 in 2008 and 8,498,752 in 2007	85	85
Capital in excess of par value	128,149	118,493
Deficit	(74,356)	(32,648)
Accumulated other comprehensive income	15,197	6,795

Total stockholders' equity	69,175	92,725

Total liabilities and stockholders' equity	$262,449	$307,467

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended February 2, 2008	Restated Year Ended February 3, 2007	Restated Period from April 17, 2005 to January 28, 2006
		(See Note 4)	(See Note 4)
Revenues	$1,219,541	$1,293,861	$1,003,673

Cost and operating expenses
Cost of sales	897,546	965,095	744,149
Selling and administrative expenses	334,641	342,824	254,358
Loss on store and distribution center closings	2,029	2,700	520
Asset impairment	547	—	—

	1,234,763	1,310,619	999,027

Operating (loss) income	(15,222)	(16,758)	4,646
Interest expense	9,617	9,357	8,289
Reorganization and other expenses	5,365	1,020	1,023

Loss from continuing operations before income taxes	(30,204)	(27,135)	(4,666)
Income tax expense	234	228	200

Loss from continuing operations	(30,438)	(27,363)	(4,866)
Discontinued operations (Note 11)
(Loss) income from discontinued operations (including loss on disposal of $8.2 million in fiscal year 2008)	(11,270)	(587)	168

Net loss	$(41,708)	$(27,950)	$(4,698)

Net Loss Per Share—Basic and Diluted: (Note 16)
Loss from continuing operations	$(3.59)	$(3.22)	$(0.57)
(Loss) income from discontinued operations	(1.33)	(0.07)	0.02

Net Loss Per Share—Basic and Diluted	$(4.92)	$(3.29)	$(0.55)

Basic and diluted shares outstanding and to be issued	8,501,323	8,498,752	8,498,752

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended February 2, 2008	Restated Year Ended February 3, 2007	Restated Period from April 17, 2005 to January 28, 2006
		(See Note 4)	(See Note 4)
Operating activities:
Net loss	$(41,708)	$(27,950)	$(4,698)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,242	25,925	18,112
Loss on disposal of discontinued operations	8,207	1,206	686
Asset impairment charge	547	—
Amortization of deferred finance cost	1,021	1,201	1,066
Loss (gain) on sale of assets	340	542	(604)
Net change in operating assets and liabilities:
Accounts and notes receivable, net	(2,401)	1,858	3,446
Prepaid expenses and other current assets	1,161	(2,312)	5,276
Inventories	10,567	12,996	3,051
Liabilities subject to compromise	(181)	(175)	(5,626)
Accounts payable and other current liabilities	(2,972)	841	(10,659)
Other assets	23	96	444
Defined benefit pension plan	(5,756)	(2,278)	(4,044)
Other non-current liabilities	1,846	636	(1,800)

Net cash (used in) provided by operating activities	(3,064)	12,586	4,650

Investing activities:
Acquisition	—	(1,531)	—
Capital expenditures	(7,879)	(22,926)	(20,533)
Proceeds from sale of fixed assets	1,113	10,271	605

Net cash used in investing activities	(6,766)	(14,186)	(19,928)

Financing activities:
Payments of mortgages	(314)	(287)	(208)
Net (repayments) borrowings under credit facility	(1,925)	15,500	(500)
Reduction in capital lease obligations	(1,432)	(1,384)	(886)
Issuance of preferred stock	9,756	—	—

Net cash provided by (used in) financing activities	6,085	13,829	(1,594)

Net (decrease) increase in cash and cash equivalents	(3,745)	12,229	(16,872)
Cash and cash equivalents at beginning of period	24,661	12,432	29,304

Cash and cash equivalents at end of period	$20,916	$24,661	$12,432

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Consolidated Statement of Stockholders' Equity
For the years ended February 2, 2008 and February 3, 2007
And the period from April 17, 2005 to January 29, 2006

(In thousands)

	Common Stock	Preferred Stock	Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Common stock issued and to be issued in connection with plan of reorganization	$85	$—	$118,493	$—	$—	$118,578
Net loss and comprehensive loss for the year 41-week period ended January 28, 2006	—	—	—	(4,698)	—	(4,698)
Unrecognized actuarial gain of pension plans, net of deferred taxes of $3,396	—	—	—	—	4,919	4,919

Balance at January 28, 2006 (Restated—See Note 4)	85	—	118,493	(4,698)	4,919	$118,799
Net loss for the year ended February 3, 2007	—	—	—	(27,950)	—	(27,950)
Unrecognized actuarial gain of pension plans, net of deferred taxes of $1,296	—	—	—	—	1,876	1,876

Comprehensive loss	—	—	—	—	—	(26,074)

Balance at February 3, 2007 (Restated—See Note 4)	85	—	118,493	$(32,648)	$6,795	$(92,725)
Issuance of 10,000 shares of preferred stock, net of related costs of $244	—	100	9,656	—	—	9,756
Net loss for the year ended February 2, 2008	—	—	—	(41,708)	—	(41,708)
Amortization of net actuarial gain included in net periodic pension benefit cost, net of deferred taxes of ($40)					(77)	(77)
Unrecognized actuarial gain of pension plans, net of deferred taxes of $4,858	—	—	—	—	8,479	8,479

Comprehensive loss	—	—	—	—	—	(33,306)

Balance at February 2, 2008	$85	$100	$128,149	$(74,356)	$15,197	$69,175

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Notes to Consolidated Financial Statements

Note 1—Description of Business

        The Penn Traffic Company and its subsidiaries (the "Company") are engaged in the retail food business and the wholesale food distribution business. As of February 2, 2008, the Company operated 103 supermarkets under the "P&C", "Quality" and "Bi-Lo" banners in upstate New York, Pennsylvania, Vermont and New Hampshire, and supplied 124 independent supermarkets and other independent wholesale accounts. The Company services these owned and independent supermarkets and independent wholesale accounts through four distribution centers.

Note 2—Voluntary Bankruptcy Filing and Reorganization

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

        Pursuant to the terms of the Plan, the following transactions occurred on or around the Effective Date:

  1.
  The Company entered into new credit agreements providing for borrowings of up to $164 million (see Note 7). Proceeds from these new credit agreements provided funds sufficient to repay a debtor-in-possession credit facility and all administrative and priority claims to the extent provided for in the Plan.

  2.
  The Company sold and leased back its five owned distribution facilities for a sales price of approximately $37 million.

  3.
  All shares of common stock and all stock options and warrants outstanding prior to the confirmation of the Plan were cancelled and the holders of such equity securities received no distributions under the Plan.

  4.
  The reorganized Company was authorized to issue new shares of common stock to unsecured creditors, which included holders of $100 million of senior notes, a claim by the Pension Benefit Guaranty Corporation ("PBGC") of $60 million (see Note 12) and trade claims, all of whom were eligible to receive pro rata distributions of new shares of common stock and the right to share in potential proceeds from certain causes of action.

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying financial statements include the accounts of The Penn Traffic Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Fiscal Year

        The Company's fiscal year ends on the Saturday closest to January 31. Fiscal year 2008 is the 52-week period ended February 2, 2008 and fiscal year 2007 is the 53-week period ended February 3, 2007. Fiscal year 2006 is the 41-week period from April 17, 2005, the commencement of fresh-start reporting (see below) to January 28, 2006.

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

        The reorganization value of the Company upon emergence from the Chapter 11 proceedings was approximately $195 million. The reorganization value represents the debt and equity value of the Company as of the effective date. Such value, which was determined with the assistance of the Company's financial advisors, was based upon various valuation methods, including discounted cash flow methodologies and analysis of comparable companies. The equity value of the Company upon reorganization amounting to approximately $118 million, was determined after taking into account approximately $77 million of debt, consisting of long-term debt, obligations under capital leases and defined benefit pension plan liabilities, net of related deferred taxes. In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. The fair values of the Company's long-lived assets were determined, in part, using information provided by third-party appraisers. The excess of approximately $28.2 million of the aggregate fair value of the Company's tangible and identifiable intangible assets less non-interest bearing liabilities over the total reorganization value has been recorded as a pro rata reduction of non-current assets.

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

Revenue Recognition

        Revenue from the sale of products to retail customers is recognized at the time of sale. Discounts provided to customers through company sponsored loyalty programs are recognized as a reduction in sales as products are sold. Discounts provided through vendor coupons are not recognized as a reduction in sales to the extent the Company is reimbursed by the vendor. Pharmacy revenues are

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

recorded at the time of sales. Sales taxes are not recorded as a component of sales. Revenue from gift cards / certificates is recognized upon redemption of the gift certificates for products.

        Revenue from the sale of products to wholesale customers is recognized at the time of shipment to the customer.

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

        Vendor allowances recognized as a reduction of cost of sales for the years ended February 2, 2008 and February 3, 2007 and for the period ended January 28, 2006 aggregated $51.9 million, $56.0 million and $43.8 million, respectively.

Advertising

        Advertising costs are expensed as incurred and included in selling and administrative expenses. Advertising expense for the years ended February 2, 2008, and February 3, 2007, and the period ended January 28, 2006, aggregated $11.9 million, $12.6 million and $11.1 million, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Accounts and Notes Receivable

        Accounts and notes receivable consist primarily of amounts due from wholesale customers, debit and credit card sales, third party insurance pharmacy sales and vendor allowances. The Company establishes an allowance for doubtful accounts based on an analysis of past due accounts and historical loss trends (see Note 18).

Fair Value of Financial Instruments

        The carrying value of cash, accounts receivable, trade accounts payable and accrued expenses approximate their fair values due to the relatively short maturities of the instruments. For other debt, carrying value approximates fair value because their interest rates approximate market rates.

Inventories

        Inventories, consisting primarily of grocery and pharmacy products, are stated at the lower of cost or market. Cost is determined using the last-in, first-out method ("LIFO") using the estimated fair value of inventory on April 16, 2005, upon adoption of fresh-start reporting, to determine LIFO cost for financial reporting purposes. If cost had been determined using the first-in, first-out method ("FIFO"), inventories would have been $5.7 million and $3.0 million higher than reported at February 2, 2008, and February 3, 2007, respectively.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        During the years ended February 2, 2008 and February 3, 2007, inventory quantities were reduced, which resulted in a liquidation of certain LIFO inventory layers carried at lower costs prevailing in an earlier period. The effect resulted in reducing cost of sales by approximately $0.2 million in fiscal year 2008 and $0.5 million in fiscal year 2007, respectively.

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

        During fiscal year 2008, the Company determined in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that the cash flows of two stores are not expected to recover the recorded value of the assets. The carrying value of the assets were reduced to fair value. This resulted in a pre-tax charge of $0.5 million to cost and operating expenses.

Intangible Assets

        Identifiable intangible assets consist primarily of favorable leases and pharmacy prescription files (both established upon adoption of fresh-start reporting). Favorable operating leases represent the present value of the difference by which market value rent exceeds contract rent and are amortized on a straight-line basis over the remaining lease term, including renewal options, ranging from 2 to 32 years. Pharmacy prescription files and computer software are amortized over 5 years.

        Identifiable intangibles are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from the use of the asset and its eventual disposal are less than the carrying amount.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

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

Shared-Based Payments

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which is a revision of FASB Statement No. 123 "Accounting for Stock-Based Compensation." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted SFAS 123(R) effective January 29, 2006. The adoption of SFAS 123(R) did not have a material effect on the financial statements for year ended February 3, 2007 (see Note 15).

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Defined Benefit Pension Plans

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur. The Company elected early application and adopted SFAS 158 effective as of January 28, 2006. The adoption of the recognition provisions of SFAS 158 increased stockholders equity by $4.9 million, reduced the defined benefit pension plan liability by $8.3 million and increased the deferred tax liability by $3.4 million at January 28, 2006 (see Note 12).

Reclassifications

        Certain amounts have been reclassified in the 2007 and 2006 financial statements to conform to the current year presentation.

Recently Issued Accounting Standards Not Yet Adopted

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("SFAS 157") effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. Management expects that the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159") effective for fiscal years beginning November 15, 2007. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Management expects that the adoption of this statement will not have a material effect on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") which replaces SFAS 141. SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance and income tax uncertainties. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51" ("SFAS 160"), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

Note 4—Restatement

        As a result of cancellation of debt in the Chapter 11 proceedings (see Note 2), the Company previously entirely eliminated all net operating loss carryforwards and reduced the tax basis of its long-lived assets effective January 29, 2006. During the year ended February 2, 2008, the Company corrected the amount of debt forgiveness in the chapter 11 proceedings that reduced tax attributes which results in an increase aggregating $66 million in the tax basis of its long-lived assets and net operating loss carryforwards.

        The correction resulted in an increase in deferred tax assets attributable to the net operating loss carryforwards and the recording of a related valuation allowance and a reduction in the deferred tax liability attributable to the increase in the tax basis of long-lived assets. The net effect of the above was a $3.5 million reduction in the net deferred tax liability and a corresponding reduction in the carrying value of certain long-lived assets upon adoption of fresh-start reporting on April 16, 2005. As a result, net loss for the period from April 17, 2005 to January 28, 2006 and for the year ended February 3, 2007 was restated as follows:

	Year Ended February 3, 2007	Period Ended January 28, 2006
Net loss as previously reported	$(21,225)	$(3,811)
Reduction in depreciation of long-lived assets	351	277
(Reduction) increase in income tax benefit	(7,076)	(1,164)

Net loss as restated	$(27,950)	$(4,698)

Net loss per share (basic and diluted):
As previously reported	$(2.50)	$(0.45)
Restatement	(0.79)	(0.10)

As restated	$(3.29)	$(0.55)

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 4—Restatement (Continued)

        The balance sheet at February 3, 2007 has been restated as follows:

	Year Ended February 3, 2007 As previously reported	As restated	Change Increase/ (decrease)
Intangible assets, net	$30,451	$25,188	$(5,263)
Fixed assets, net	99,364	96,488	(2,876)
Deferred income taxes:
Other assets	—	3,621	3,621
Current liabilities	7,816	13,542	5,726
Non-current liabilities	2,632	—	(2,632)

	10,448	9,921	527

Stockholders' equity	$100,337	$92,725	$(7,612)

Note 5—Leases

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

        The following is a summary of future minimum rent payments for operating leases and for capital leases as of February 2, 2008 (in thousands):

Fiscal Year Ending	Operating Leases	Capital Leases
January 31, 2009	$17,454	$2,510
January 30, 2010	15,780	2,491
January 29, 2011	14,974	1,926
January 28, 2012	12,928	1,482
February 2, 2013	11,238	1,142
Thereafter	48,464	10,019

Total minimum lease payments	$120,838	19,570

Less: Amount representing interest		9,240

Present value of net minimum lease payments		10,330
Less: Current portion		1,368

Long-term obligations under capital leases		$8,962

        Future minimum rent payments have not been reduced by minimum sublease rent income of $7.6 million due in the future under non-cancelable subleases.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 5—Leases (Continued)

        Rent expense under operating leases for the years ended February 2, 2008 and February 3, 2007 and for the period ended January 28, 2006 were $16.9 million, $18.7 million and $10.7 million, respectively. They consist of the following (in thousands):

	Year Ended February 2, 2008	Year Ended February 3, 2007	Period Ended January 28, 2006
Minimum rent	$19,537	$21,791	$13,115
Contingent rent	242	238	201
Less: sublease rent	(2,854)	(3,281)	(2,625)

Net rent expense	$16,925	$18,748	$10,691

Note 6—Intangible Assets

        Intangible assets consist of the following (in thousands):

	February 2, 2008			February 3, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:(1)
Favorable leases	$18,150	$(4,336)	$13,814	$22,525	$(2,918)	$19,607
Pharmacy prescription files	6,204	(4,906)	1,298	7,514	(3,172)	4,342
Computer software	1,697	(1,412)	285	2,152	(913)	1,239

Total	$26,051	$(10,654)	$15,397	$32,191	$(7,003)	$25,188

(1)
Reduced by approximately $11 million and $5 million at February 2, 2008 and February 3, 2007, respectively, by reduction in pre-reorganization deferred tax valuation allowance (see Note 4).

Aggregate amortization expense:
For the year ended February 2, 2008	$3,704
For the year ended February 3, 2007	$4,236
For the period ended January 28, 2006	$3,423
Future Amortization
Fiscal Year Ending:
January 31, 2009	$1,666
January 30, 2010	1,666
January 29, 2011	1,120
January 28, 2012	925
February 2, 2013	889
Thereafter	9,131

$15,397

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 7—Debt

        Debt consists of the following (in thousands):

	February 2, 2008	February 3, 2007
Revolving credit facility, interest (7.42% at February 2, 2008 and 7.82% at February 3, 2007) at prime plus .75% to 1.50% or LIBOR plus 2.25% to 3.00%, maturing April 13, 2009	$17,000	$17,000
Term loan facility, interest (11.00% at February 2, 2008 and 13.25% at February 3, 2007) at prime plus 5.00%, maturing April 13, 2009	6,000	6,000
Supplemental real estate credit facility, interest (11.50% at February 2, 2008 and 13.75% at February 3, 2007) at prime plus 9.00% or LIBOR plus 10%, maturing April 13, 2009	23,575	25,500
Mortgages payable, interest at 6.125% to 12%, maturing at various dates through May 1, 2021	3,912	4,226

Total debt	50,487	52,726
Less: Current portion of long-term debt	278	314

Total long-term debt	$50,209	$52,412

        Maturities of debt over the next five years are as follows (in thousands):

Fiscal Year Ending:
January 31, 2009	$278
January 30, 2010	46,896
January 29, 2011	259
January 28, 2012	247
February 2, 2013	243
Thereafter	2,564

$50,487

        On April 13, 2005, upon emergence from Chapter 11 proceedings, the Company entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130 million revolving credit facility and a $6 million term loan. Also on April 13, 2005, the Company entered into a supplemental real estate credit facility with another group of lenders, providing for borrowings of up to $28 million. Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets. Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability. At February 2, 2008, outstanding borrowings under both facilities aggregated $46.6 million and outstanding letters of credit under the revolving credit facility, which are primarily associated with supporting workers' compensation obligations, amounted to approximately $45.0 million. At such date, availability in excess of outstanding borrowings and letters of credit was approximately $36.3 million. Borrowings under the revolving credit and term loan facility are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on realty owned by the Company.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 7—Debt (Continued)

        Provisions of both credit facilities, as amended among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $27.5 million for four consecutive days or less than $25 million for any one day), and limit the amount of capital expenditures, the assumption of additional debt and the payment of dividends. At no time through February 2, 2008 had the Company been subject to compliance with these financial covenants because the amount available for borrowing had not dropped to those levels. However, had such an event occurred, the Company would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at February 2, 2008.

        On March 29, 2008, the revolving credit and term loan facility was amended to extend the maturity date to April 13, 2009 and subject to certain conditions referred to below, to April 13, 2010. In addition, the interest rate on the revolving credit facility was increased by .25% to prime plus .75% to 1.50% or LIBOR plus 2.25% to 3.00%. The Company is prohibited from allowing availability to be less than $27.5 million for four consecutive days or $25 million on any one day (increasing to $30 million after April 13, 2009). Further, in order for the maturity date to be extended to April 13, 2010, the "extension conditions" of the supplemental real estate credit facility (described below) would have to be satisfied or waived.

        On March 27, 2008, the supplemental real estate credit facility (which had been reduced to $26 million as a result of prior repayments) was amended to extend the maturity date from April 13, 2008 to April 13, 2009. If the Company can meet certain "extension conditions," including compliance with certain financial covenants as of February 28, 2009 and have availability of not less than $35 million as of March 31, 2009, the maturity date will be extended to April 13, 2010. In addition, the interest rate was increased from prime plus 5.50% to prime plus 9% or LIBOR plus 10%, but in no event less than 15%.

        At February 2, 2008, the revolving credit and term loan facility and the real estate credit facility have been classified based on the amended loan terms described above.

        The Company also has borrowings under mortgages secured by first liens on the related properties.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 8—Other Current and Other Non-Current Liabilities

        Other current and non-current liabilities consist of the following (in thousands):

	February 2, 2008	February 3, 2007
Other Current Liabilities:
Vacation and other compensated absences	$9,116	$12,322
Workers compensation	7,636	7,270
Payroll and related payroll taxes	4,904	5,622
Employee benefits	4,144	4,364
Deferred income	1,038	100
State lottery	2,740	2,404
Accrued incentive pay	2,026	—
Utilities	1,940	2,196
Other taxes payable	1,932	2,837
Gift certificate clearing	1,636	2,282
Professional fees	711	373
Employee severance	523	2,546
Reorganization costs	—	134
Other accrued liabilities	8,714	7,203

Total	$47,060	$49,653

Other Non-Current Liabilities:
Workers compensation	$14,216	$16,106
Store closing costs	8,417	1,850
Step rent liability	3,092	2,180
Unfavorable leases	2,646	3,475
Asset retirement obligations	1,202	959
General liability insurance	1,143	1,374
PBGC settlement	—	869

Total	$30,716	$26,813

Note 9—Liabilities Subject to Compromise

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

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 9—Liabilities Subject to Compromise (Continued)

        During the years ended February 2, 2008 and February 3, 2007, the Company paid $0.2 million and $0.2 million, respectively, in settlement of disputed claims. The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings. Estimated shares of common stock to be issued in settlement of claims have been accounted for as shares outstanding.

Note 10—Income Taxes

        The Company files a consolidated federal income tax return. The components of expense tax benefit for the years ended February 2, 2008 and February 3, 2007 and the period ended January 28, 2006 are as follows (in thousands):

	Year Ended February 2, 2008	Restated Year Ended February 3, 2007	Restated Period Ended January 28, 2006
		(see Note 4)
Continuing operations:
Current tax provision
Federal	$—	$—	$—
State	234	228	261
Deferred tax (benefit)
Federal	—	—	—
State	—	—	(61)

Total income tax expense	234	228	200

Discontinued operations:
Deferred tax
Federal	—	—	—
State	—	—	61

Total income tax expense	—	—	61

	$234	$228	$261

        The following is a reconciliation between the federal income tax benefit applicable to loss from continuing operations computed at the statutory federal income tax rate and actual income tax expense related to the loss from continuing operations (in thousands):

	Year Ended February 2, 2008	Restated Year Ended February 3, 2007	Restated Period Ended January 28, 2006
		(see Note 4)
Federal income tax benefit at statutory rate (35%)	$(10,572)	$(9,497)	$(1,633)
State income taxes, net of federal income tax effect	152	148	170
Non-deductible expenses	220	14	602
Valuation allowance	10,434	9,563	1,061

Total income tax expense	$234	$228	$200

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 10—Income Taxes (Continued)

        The significant components of deferred income tax assets and liabilities as of February 2, 2008 and February 3, 2007 are as follows (in thousands):

	February 2, 2008	Restated February 3, 2007
		(see Note 4)
Current deferred income tax assets/(liabilities)
Reserves and accruals	$12,496	$11,409
Valuation allowance	(9,550)	(7,069)

Current deferred tax assets	2,946	4,340
Inventories	(14,431)	(17,882)

Net current deferred tax liabilities	(11,485)	(13,542)

Non-current deferred income tax assets (liabilities)
Reserves and accruals	10,953	8,289
Pensions	2,468	9,048
Fixed assets	1,117	—
Goodwill(1)	2,585	4,218
Capital lease obligations	4,031	5,077
Net operating loss carryforward	34,891	24,069
Valuation allowance	(45,654)	(33,411)

Non-current deferred tax assets	10,391	17,290

Beneficial leases and other intangible assets	(4,725)	(8,994)
Fixed assets	—	(649)
Capital leases	(3,226)	(4,026)

Non-current deferred tax liabilities	(7,951)	(13,669)

Net non-current deferred tax assets	2,440	3,621

Net deferred income tax liabilities	$(9,045)	$(9,921)

(1)
Relates to tax basis of deductible goodwill arising from acquisitions consummated in prior years.

        At February 2, 2008, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $85.3 million (inclusive of net operating losses discussed in Note 4) available to offset future taxable income from 2009 through 2028.

        A valuation allowance of $55.2 million and $40.5 million was established at February 2, 2008 and February 3, 2007 to offset the net operating loss carryforward and other deferred tax assets to the extent it is more likely than not, based upon available evidence, that the recorded value will not be realized. Realization is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of certain taxable temporary differences. In providing the valuation allowance, no reversal of the taxable temporary difference arising from a portion of LIFO inventory was considered to occur during such period as the period in which such reversal may occur is not

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 10—Income Taxes (Continued)

presently determinable. During fiscal 2008 and 2007 and the period ended January 28, 2006, the valuation allowance increased $14.8 million, $10.8 million and $4.2 million, respectively.

        To the extent net operating loss carryforwards or deductible temporary differences arising prior to the Company's emergence from Chapter 11 proceedings for which a valuation allowance has been provided are realized, the resulting benefits will be allocated first to reduce intangible assets until they are totally eliminated and thereafter reported as an increase to additional paid-in capital. As of February 2, 2008, approximately $15.0 million of the valuation allowance relates to pre-reorganization net operating loss carryforwards and deductible temporary difference after reduction of $11 million which has reduced intangible assets.

        On February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), and requires additional financial statement disclosure. As required by FIN 48, the Company applied the "more-likely-than-not" recognition threshold to all tax positions commencing at the adoption date which resulted in no unrecognized tax benefits as of such date or February 2, 2008. Accordingly, the adoption of FIN 48 had no effect on the Company's 2008 financial statements.

        To the extent incurred, the Company classifies interest and penalties accrued on the underpayment of income taxes as a component of income tax expense.

        The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before fiscal 2003. However, to the extent utilized in the future, the Company's net operating loss carryforwards remain subject to examination. The Company's tax returns for the years after fiscal 2002 are currently being examined by the Internal Revenue Service.

Note 11—Acquisitions, Dispositions and Discontinued Operations

Acquisitions

        In March and April 2006, the Company acquired two retail stores for an aggregate purchase price of $1.5 million. The cost of the acquisitions was allocated $0.5 million to inventories and $1.0 million to equipment.

Dispositions

        During the year ended February 2, 2008, the Company disposed of three stores. It is anticipated that revenues will continue to be generated from customers of two of the closed stores since one store was located in the same vicinity of another Company store and another store will continue to be supplied by the Company's distribution center. Revenue and operating results of the remaining closed store which was sold were not significant.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 11—Acquisitions, Dispositions and Discontinued Operations (Continued)

        During the year ended February 3, 2007, the Company disposed of five stores of which four were closed and one was sold. It is anticipated that revenues will continue to be generated from customers of three of these closed stores from Company stores located in the same vicinity. In addition, it is anticipated that the sold store will continue to be serviced from the Company's distribution centers thereby continuing to generate revenue for the Company. The revenues and operating results of the remaining closed store were not significant.

        During the period ended January 28, 2006, the Company closed one store for which the revenues and operating results were not significant.

        Based on the above, the operations of the disposed stores have not been reported as discontinued operations in the accompanying financial statements.

        Store closing costs related to leases and terminated employees for the periods ended February 2, 2008, February 3, 2007 and January 28, 2006 were approximately $0.1 million, $1.3 million and $0.5 million, respectively.

        In January 2007, the Company announced the closing of a leased distribution center used for the distribution of general merchandise and health and beauty products. At the same time, the Company entered into a five-year supply agreement with a third party to provide the merchandise previously distributed from the distribution center. In connection with the announced closing, in January 2007, the Company recorded a liability of $1.4 million for termination benefits which were communicated to the distribution center's employees at such time. The Company ceased use of the facility in March 2007, at which time the Company recorded a liability of $1.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the distribution center. In addition, in March 2007, the Company sold its remaining inventory located in the distribution center to the third party at current cost. The carrying value of such inventory at February 3, 2007 was approximately $4.8 million.

Discontinued operations

        On January 2, 2008, as a result of the loss of a significant customer, the Company announced the closing of its commercial bakery operation. In accordance with the provisions of FASB No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"), the results of operations of the commercial bakery operation for the current and prior periods have been reported as discontinued operations. The Company recorded a loss on disposal of $8.2 million, consisting of $1.6 million loss on write-down of the facilities' assets to fair market value, $3.1 million withdrawal liability related to participation in a multi-employer pension plan, $2.4 million related to employee severance and $1.1 million of other costs.

        Revenues of the commercial bakery operation amounted to $12.0 million, $17.0 million and $12.2 million for the years ended February 2, 2008, and February 3, 2007 and the period ended January 28, 2006, respectively.

        Fixed assets at February 2, 2008 includes $1.0 million of commercial bakery equipment held for sale.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 12—Retirement Plans

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

        During the fiscal years ended February 2, 2008 and February 3, 2007, the Company recorded $13.2 million and $3.2 million, respectively, of net unrecognized actuarial gains and a corresponding reduction in the defined benefit pension plan liability at such dates. The fiscal year 2008 gain primary related to a reduction in the defined benefit obligation of the Company's most significant defined benefit plan resulting from adjustments of actuarial assumptions relating to participants status. Unrecognized gains, net of deferred taxes of $4.8 million and $1.3 million, respectively, were recognized as an element of comprehensive loss and credited to accumulated other comprehensive income in the amount of $8.5 million and $1.9 million, respectively.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 12—Retirement Plans (Continued)

        Information as to the Company's four defined benefit pension plans as of February 2, 2008 and February 3, 2007, which are the measurement dates of the plans, and for the periods included in the statement of operations then ended, is as follows (in thousands):

	February 2, 2008	February 3, 2007
Change in benefit obligation
Benefit obligation at beginning of period	$(106,798)	$(107,600)
Service cost	(1,980)	(1,982)
Interest cost	(6,238)	(5,975)
Actuarial gain	17,478	3,757
Benefits paid	5,253	5,002
Amendment	(25)	—

Benefit obligation at end of period	(92,310)	(106,798)

Change in plan assets
Fair value of plan assets at beginning of period	84,647	80,000
Actual return on plan assets	2,128	5,391
Employer contributions	4,462	4,259
Benefits paid	(5,253)	(5,002)

Fair value of plan assets at end of period	85,984	84,648

Underfunded status	$(6,326)	$(22,150)

	Year Ended February 2, 2008	Year Ended February 3, 2007	Period Ended January 28, 2006
Components of net periodic pension cost:
Service cost	$1,980	$1,982	$1,468
Interest cost	6,238	5,975	4,356
Expected return on plan assets	(6,386)	(5,975)	(3,979)
Amount of recognized net gains	(118)	—	—

Net periodic pension cost	$1,714	$1,982	$1,845

        The weighted-average assumptions used to determine the net benefit obligations as of February 2, 2008 and February 3, 2007 are as follows:

	Year Ended February 2, 2008	Year Ended February 3, 2007
Discount rate	6.43%	5.97%
Rate of compensation increase	3.00%	3.00%

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 12—Retirement Plans (Continued)

        The weighted-average assumptions used to determine the net benefit cost are as follows:

	Year Ended February 2, 2008	Year Ended February 3, 2007	Period Ended January 28, 2006
Discount rate	5.97%	5.68%	5.48%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

        Amounts in accumulated other comprehensive income will be subsequently recognized as a component of net periodic pension cost pursuant to the Company's accounting policy for amortizing such amounts. Included in accumulated other comprehensive income at February 2, 2008 are unrecognized actuarial gains of $24.7 million ($15.2 million net of taxes), of which $1.1 million is expected to be recognized as a component of net periodic pension cost for the year ending January 31, 2009.

        Plan assets by major category as of February 2, 2008 and February 3, 2007 are as follows:

	February 2, 2008		February 3, 2007
	Target Range	Actual Allocation	Target Range	Actual Allocation
Equity securities	50% to 60%	51%	50% to 60%	57%
Debt securities	40% to 50%	38%	40% to 50%	33%
Cash	0% to 10%	11%	0% to 10%	10%

        The Company considers the actual asset categories of the invested assets and the historical rates of return of those categories as the basis for establishing the expected long-term rate of return (7.5% at both February 2, 2008 and February 3, 2007) on plan assets.

        For the years ended February 2, 2008 and February 3, 2007, and the period ended January 28, 2006, the Company contributed $4.5 million, $4.3 million, and $5.9 million, respectively, to the four defined benefit pension plans. For the year ending January 31, 2009, the Company expects to contribute $3.7 million to these plans.

        The amount of benefits expected to be paid over each of the next five years and in the aggregate for the following five-year period are as follows (in thousands):

Year	Amount
2009	$4,795
2010	4,923
2011	5,101
2012	5,225
2013	5,495
2014-2017	31,312

        On May 20, 2004, a distress termination application was filed with the PBGC to terminate a cash balance pension plan sponsored by the Company. The PBGC filed various claims in bankruptcy court for payment of unfunded benefit liabilities. On February 4, 2005, the parties entered into a global settlement whereby the Company settled the PBGC claims by agreeing to pay the PBGC $0.2 million

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 12—Retirement Plans (Continued)

upon emergence from bankruptcy and $3.5 million over a two year period commencing six months after the emergence from bankruptcy. Further, the PBGC was permitted to retain a $60 million unsecured claim in the bankruptcy proceeding which was settled through the issuance of common shares pursuant to the Plan.

        The Company maintains a 401(k) savings plan for eligible employees. The plan provides for matching contributions by the Company for all employees not covered by other union pension plans. The Company's contributions aggregated $1.9 million, $1.4 million and $1.4 million for the years ended February 2, 2008, and February 3, 2007, and the period ended January 28, 2006, respectively.

        The Company also participates through its collective bargaining agreements that provide for employer contributions to fund union-sponsored pension and other benefits. The Company's contributions aggregated $4.9 million, $5.2 million and $3.9 million for the years ended February 2, 2008 and February 3, 2007 and the period ended January 28, 2006, respectively. The Company incurred a withdrawal liability from one plan of $3.1 million in connection with the closing of the commercial bakery operation (see Note 11). While the Company has not indicated an intention to withdraw from any other multiemployer plan, such withdrawal could result in an obligation to the plans for a portion of unfunded benefit obligations of the particular plans. The Company's remaining aggregate withdrawal liability at February 2, 2008 is approximately $59 million.

Note 13—Commitments and Contingencies

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

        On September 17, 2007, the SEC filed civil fraud charges against the Company's former Chief Marketing Officer and former Vice-President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company's income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. The complaint further alleges that the individuals deceived the Company's accounting personnel to carry out their fraudulent scheme and aided and abetted violations of the Exchange Act of 1934 and rules thereunder. In addition, on the same date, the United States Attorney for the Northern District of New York announced that a federal grand jury has returned an indictment against the abovementioned individuals on related criminal

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 13—Commitments and Contingencies (Continued)

charges. Both the SEC and the United States Attorney indicated that their investigations are continuing.

        In connection with these matters, the Company could be subject to damage claims, fines or penalties. At present, the Company is unable to estimate the likelihood of an unfavorable outcome or the amount of any damage claims, fines or penalties in the event of an unfavorable outcome and, accordingly, no liability has been recorded for this contingency.

        On March 12, 2008, the Company commenced an action in the Supreme Court for the State of New York for the County of Onondaga seeking declaratory judgment to resolve a dispute over the lease term for commercial property pertaining to a store that was closed in 2007. The Company is seeking an order declaring the proper and effective lease termination date to be November 30, 2009, rather than the date asserted by the landlord, June 30, 2017. The Company estimates that the increased rent expense for the additional lease term asserted by the landlord to be approximately $2,825,000. At present, the Company is unable to estimate the likelihood of an unfavorable outcome and accordingly, no liability has been recorded for this contingency.

        The Company enters into various purchase commitments in the ordinary course of business. In the opinion of management, no losses are expected to result from these purchase commitments. In connection with the five-year supply agreement for general merchandise and health and beauty products (see Note 11), the Company is obligated to pay a fee of 1.5% of the amount by which purchases by the Company are less than $20 million in each six month period during the term of the agreement.

        See Note 7 with respect to commitments under outstanding stand-by letters of credit. At February 2, 2008, the Company is also committed under an aggregate of $7.4 million of surety bonds which are required to be maintained for up to three years from the date of issuance.

Note 14—Preferred Stock

        On December 13, 2007, the Company issued 10,000 shares of $.01 par value Series A Convertible Preferred Stock to entities affiliated with certain principal common shareholders for an aggregate purchase price of $10 million. The preferred stock accrue dividends at a rate of 8% per annum and are convertible into shares of the Company's common stock after December 13, 2008 at a conversion price of $16.12 per share. The preferred stock is redeemable at the option of the Company after December 13, 2009 provided the market price of the common stock of the Company exceeds $20.96 per share for 20 consecutive days. Upon a sale of the Company, as defined, the holders of the preferred stock will have the option to receive 108% of the original purchase price of the shares and all accrued but unpaid dividends. As of February 2, 2008, accumulated preferred stock dividends aggregated $0.1 million.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 15—Stock Award Plan

        On December 15, 2006, the Company established the 2006 Omnibus Award Plan (the "Award Plan"). Pursuant to the provisions of the Award Plan, the Company can grant stock options, restricted stock, phantom stock and stock appreciation rights. The amount of shares of common stock that can be granted are limited to 902,268 in the aggregate.

        On December 15, 2006, the Company granted an aggregate of 150,000 shares of phantom stock to two officers of the Company. The awards provide for a payment in cash on the settlement date of May 1, 2009, or earlier in certain circumstances, of the difference between the value of the Company's common stock on the grant date and the settlement date. In accordance with SFAS 123(R) the awards are being accounted for as compensation expense and a corresponding liability over the period to settlement date based on changes in the value of the Company's common stock. On October 1, 2007, 100,000 shares of phantom stock were forfeited. Compensation expense amounting to $0.05 million, net of reversal for forfeited stock, and $0.06 million was recognized during the years ended February 2, 2008 and February 3, 2007, respectively.

        On May 14, 2007, the Company granted an aggregate of 22,685 shares of phantom stock to five non-officer directors. The awards provide for a payment in cash on the settlement date, which is the earlier of when the individual ceases to be a member of the Company's Board of Directors or upon the occurrence of a change in control, as defined, of the value of an equivalent number of shares of common stock. The award was fully vested upon the grant date. The Company recorded a compensation charge with a corresponding liability for the fair value of the awards at date of grant. The liability is being adjusted based on change in value of the Company's common stock with a corresponding adjustment to compensation expense at each period to settlement date. Compensation expense amounting to $0.2 million was recognized during the year ended February 2, 2008 in connection with such grant.

        On February 4, 2008, the Company granted an aggregate of 15,575 additional shares of phantom stock to the same five non-officer directors.

Note 16—Net Loss Per Share

        Basic and diluted net loss per share is based on the net loss available to common stockholders (computed by increasing the net loss by accumulated preferred stock dividends for the period) and the number of common shares issued and estimated to be issued pursuant to the Plan. Common shares issued and estimated to be issued in settlement of claims filed in the Company's Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan. Common shares estimated to be issued in connection with the settlement of remaining claims are 188,164 at February 2, 2008 and 201,055 at February 3, 2007 and the period ended January 28, 2006 (see Note 9). Diluted loss per share for fiscal

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 16—Net Loss Per Share (Continued)

year 2008 does not include 626,550 common shares issuable on the conversion of the preferred stock as the effect is anti-dilutive.

	Year Ended February 2, 2008	Restated Year Ended February 3, 2007	Restated Period Ended January 28, 2006
		(see Note 4)
Basic and Diluted Loss Per Share:
Loss from continuing operations	$(30,438)	$(27,363)	$(4,866)
Less: cumulative preferred stock dividends	(100)	—	—

Loss available to common stockholders	(30,538)	(27,363)	(4,866)
Loss from discontinued operations	(11,270)	(587)	168

Net loss available to common stockholders	$(41,808)	$(27,950)	$(4,698)

Weighted average shares outstanding and to be issued	8,501,323	8,498,752	8,498,752
Net loss per share:
Loss from continuing operations	$(3.59)	$(3.22)	$(0.57)
(Loss)/income from discontinued operations	(1.33)	(0.07)	0.02

Net loss per share: basic and diluted	$(4.92)	$(3.29)	$(0.55)

Note 17—Segment Information

        The Company operates in two segments—the retail food business and the wholesale food distribution business. The retail food business consists of 103 supermarkets which the Company operates. The wholesale food distribution business supplies 124 independent operators with food and related products and services. In fiscal year 2006, the Company had allocated warehouse and transportation costs based on each segment's percentage of total shipments. In fiscal year 2007, the allocation method was changed to include order size and distance from the warehouse. The effect of this change was to increase the operating income of the retail food segment and decrease the operating income of the wholesale food distribution segment by $4.9 million for the year ended February 3, 2007.

        The Company's senior management utilizes more than one measurement to evaluate segment performance and allocate resources. However, the dominant measures utilized are revenues and operating income before depreciation and amortization and unallocated overhead expenses.

        The accounting policies of the reportable segments are the same as those described in Note 3 except that the Company accounts for inventory on a FIFO basis at the segment level compared to LIFO basis at the consolidated level. The tables below present information for the fiscal years ended February 2, 2008 and February 3, 2007, and the period ended January 28, 2006, with respect to operating segments as well as reconciliations to consolidated information (in thousands).

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 17—Segment Information (Continued)

        The table below presents revenue and operating income before depreciation and amortization and unallocated overhead expenses for the period ended February 2, 2008 (in thousands)

	Retail Food	Wholesale Food Distribution	Reconciling Items		Total
Revenues	$1,001,046	$210,046	$8,449	(1)	$1,219,541
Cost of sales	(694,800)	(197,058)	(2,768	)(2)	(894,626	)(4)
Selling and administrative expense	(249,055)	(6,076)	(56,189	)(3)	(311,320	)(4)
Loss on store and distribution center closings	—	—	(2,029)		(2,029)
Asset impairment	—	—	(547)		(547)

Operating income (loss) before depreciation and amortization	57,191	6,912	(53,084)		11,019
Depreciation and amortization	(24,727)	(885)	(629)		(26,241)

Operating income (loss)	32,464	6,027	(53,713)		(15,222)
Interest expense	—	—	—		(9,617)
Reorganization and other expenses	—	—	—		(5,365)

Loss from continuing operations before income taxes					$(30,204)

Total assets as of February 2, 2008	$196,840 (5)	$21,563 (5)	$44,046	(6)	$262,449
Capital expenditures for the year ended February 2, 2008	$7,339	$—	$540		$7,879

(1)
Consists principally of approximately $6.3 million for trucking revenues and $0.8 million of rental income.

(2)
Consists principally of approximately $2.7 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)
Consists principally of approximately $29.2 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $14.6 million of professional fees (of which approximately $1.2 million pertained to legal costs associated with the internal and SEC investigation relating to the Company's practices regarding promotional discounts and allowances), approximately $5.4 million of contract hauling costs associated with trucking revenue, approximately $1.7 million to in data processing maintenance costs and approximately $0.4 million for general corporate insurance.

(4)
Excludes depreciation and amortization of $2.9 million for cost of sales and $23.3 million for selling and administrative expenses.

(5)
The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs described above.

(6)
Consists principally of general corporate assets (including cash and cash equivalents).

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 17—Segment Information (Continued)

        The table below presents revenue and operating income before depreciation and amortization and unallocated overhead expenses for the period ended February 3, 2007 (in thousands)

	Retail Food		Wholesale Food Distribution		Reconciling Items		Total
Revenues	$1,068,188		$217,320		$8,353	(1)	$1,293,861
Cost of sales	(754,777	)(7)	(205,624	)(7)	(1,529	)(2)(7)	(961,930	)(4)
Selling and administrative expense	(261,610)		(7,017)		(51,438	)(3)	(320,065	)(4)
Loss on store and distribution center closings	—		—		(2,700)		(2,700)

Operating income (loss) before depreciation and amortization	51,801		4,679		(47,314)		9,166
Depreciation and amortization	(24,802)		(1,060)		(62)		(25,924)

Operating income (loss)	26,999		3,619		(47,376)		(16,758)
Interest expense	—		—		—		(9,357)
Reorganization expenses	—		—		—		(1,020)

Loss from continuing operations before income taxes							$(27,135)

Total assets as of February 3, 2007	$235,612	(5)	$25,703	(5)	$46,152	(6)	$307,467
Capital expenditures for the year ended February 3, 2007	$20,408		$—		$2,518		$22,926

(1)
Consists principally of approximately $6.3 million for trucking revenues and $1.1 million of rental income.

(2)
Consists principally of approximately $1.5 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)
Consists principally of approximately $32.0 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $5.6 million of contract hauling costs associated with trucking revenue, approximately $11.4 million of professional fees (including approximately $4.1 million of legal costs associated with the internal and SEC investigation relating to the Company's practices regarding promotional discounts and allowances), approximately $2.1 million for data processing maintenance and $1.1 million for corporate insurance costs.

(4)
Excludes depreciation and amortization of $3.1 million for cost of sales and $22.8 million for selling and administrative expenses.

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

(7)
Certain amounts have been reclassified from the prior year.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 17—Segment Information (Continued)

        The table below presents revenue and operating income before depreciation and amortization and unallocated overhead expenses for the period ended January 28, 2006 (in thousands)

	Retail Food	Wholesale Food Distribution	Reconciling Items		Total
Revenues	$824,341	$171,907	$7,425	(1)	$1,003,673
Cost of sales	(579,288)	(158,656)	(3,536	)(2)	(741,480	)(4)
Selling and administrative expense	(207,260)	(6,438)	(25,217	)(3)	(238,915	)(4)
Loss on store closings			(520)		(520)

Operating income (loss) before depreciation and amortization	37,793	6,813	(21,848)		22,758
Depreciation and amortization	(16,568)	(1,337)	(207)		(18,112)

Operating income (loss)	21,225	5,476	(22,055)		4,646
Interest expense	—	—	—		(8,289)
Reorganization expenses	—	—	—		(1,023)

Loss from continuing operations before income taxes					$(4,666)

Total assets as of January 28, 2006	$287,035 (5)	$23,744 (5)	$14,612	(6)	$325,391
Capital expenditures for the year ended January 28, 2006	$16,649	$—	$3,884		$20,533

(1)
Consists principally of approximately $5.1 million for trucking revenues and $0.9 million of rental income.

(2)
Consists principally of approximately $1.5 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)
Consists principally of approximately $22.3 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $2.5 million of contract hauling costs associated with trucking revenue, approximately $2.2 million of legal costs associated with the internal and SEC investigation relating to the Company's practices regarding promotional discounts and allowances.

(4)
Excludes depreciation and amortization of $2.7 million for cost of sales and $15.4 million for selling and administrative expenses.

(5)
The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(6)
Consists principally of fixed assets and inventory of the bakery operation and general corporate assets (including cash and cash equivalents).

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 18—Allowance for Doubtful Accounts

        An analysis of the changes to the allowance for doubtful accounts for the years ended February 2, 2008 and February 3, 2007, and the periods ended January 28, 2006, is as follows (in thousands):

Balance at April 16, 2005	$3,243
Additions charged to costs and expenses	2,540
Accounts written off, net of recoveries	(2,609)

Balance at January 28, 2006	3,174
Additions charged to costs and expenses	1,324
Accounts written off, net of recoveries	(762)

Balance at February 3, 2007	3,736
Additions charge to costs and expenses	2,432
Accounts written off, net of recoveries	(478)

Balance at February 2, 2008	$5,690

Note 19—Supplemental Cash Flow Information

	Year Ended February 2, 2008	Year Ended February 3, 2007	Year Ended January 28, 2006
Cash paid for interest	$8,053	$7,183	$4,309
Cash paid for income taxes	$234	$228	$261
Non-cash reduction in intangible assets(1)	$5,693	$2,068	$3,194

(1)
To the extent net operating loss carryforwards or deductible temporary differences arising prior to the Company's emergence from Chapter 11 proceedings for which a valuation allowance has been provided are realized, the resulting benefits will be allocated first to reduce intangible assets until they are totally eliminated and thereafter reported as an increase to additional paid-in capital.

Note 20—Reorganization and Other Expenses

        Reorganization expense includes professional fees and other expenses continuing to be incurred in connection with the Chapter 11 bankruptcy filing. Other expenses consist of $4.8 million in professional fees and other expenses incurred in connection with a proposed acquisition that was not consummated.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 21—Quarterly Financial Data (unaudited)

        Summarized below is quarterly financial data for the fiscal years ended February 2, 2008 (Fiscal 2008), and February 3, 2007 (Fiscal 2007):

	February 2, 2008
	1st	2nd	3rd	4th
Description	13 Weeks Ended May 5, 2007	13 Weeks Ended August 4, 2007	13 Weeks Ended November 3, 2007	13 Weeks Ended February 2, 2008
	(In thousands of dollars, except per share data)
Revenues	$297,973	$318,012	$298,702	$304,854
Gross margin	79,336	85,553	79,890	77,216
(Loss) from continuing operations	(6,857)	(4,645)	(8,040)	(10,896)
(Loss) from discontinued operations	(553)	(267)	(1,536)	(8,914	)(1)

Net loss	$(7,410)	$(4,912)	$(9,576)	$(19,810)

Loss from continuing operations available to stockholders	(6,857)	(4,645)	(8,040)	(10,996)
Loss from discontinued operations	(553)	(267)	(1,536)	(8,914)

Net loss available to stockholders	(7,410)	(4,912)	(9,576)	(19,910)

Per common share data
(Basic and Diluted):
Loss from continuing operations	(0.81)	(0.55)	(0.95)	(1.29	)(2)
Loss from discontinued operations	(0.06)	(0.03)	(0.18)	(1.05)

Net loss per common share	$(0.87)	$(0.58)	$(1.13)	$(2.34)

Weighted average common shares issued and to be issued	8,498,752	8,498,752	8,498,752	8,508,399

(1)
Includes $8.2 million loss on disposal.

(2)
Increased by $100 cumulative dividend on preferred stock.

The Penn Traffic Company

Notes to Consolidated Financial Statements (Continued)

Note 21—Quarterly Financial Data (unaudited) (Continued)

	February 3, 2007
	1st	2nd	3rd	4th
Description	13 Weeks Ended April 29, 2006	13 Weeks Ended July 29, 2006	13 Weeks Ended October 28, 2006	13 Weeks Ended February 2, 2007
	(In thousands of dollars, except per share data)
Revenues	$306,659	$333,699	$315,563	$337,940
Gross margin	78,048	85,441	79,807	85,470
(Loss) from continuing operations	(7,305)	(259)	(5,341)	(14,458)
Income (loss) from discontinued operations	(152)	247	(163)	(519)

Net loss	$(7,457)	$(12)	$(5,504)	$(14,977)

Loss from continuing operations available to stockholders	(7,305)	(259)	(5,341)	(14,458)
Loss from discontinued operations	(152)	247	(163)	(519)

Net loss available to stockholders	(7,457)	(12)	(5,504)	(14,977)

Per common share data
(Basic and Diluted):
Loss from continuing operations	(0.86)	(0.03)	(0.63)	(1.70)
Loss from discontinued operations	(0.02)	0.03	(0.02)	(0.06)

Net loss per common share	$(0.88)	$0.00	$(0.65)	$(1.76)

Weighted average common shares issued and to be issued	8,498,752	8,498,752	8,498,752	8,498,752

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On September 6, 2006, Deloitte & Touche, LLP ("Deloitte") resigned as our independent registered public accounting firm.

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

        Except as described below, during the fiscal years ended January 29, 2005 and January 28, 2006 and through Deloitte's resignation on September 6, 2006, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). In connection with its resignation, Deloitte informed us that it was unwilling to rely on representations from our former internal General Counsel. Further, as a result of the interim findings of the Audit Committee's investigation that we had engaged in certain improper practices principally relating to the premature recognition of promotional allowances, which has been previously disclosed, Deloitte had advised us that it would need to expand significantly the scope of its audit. However, due to its resignation such audit never took place.

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

ITEM 9A.

(a) Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that control deficiencies which constitute a material weakness, as discussed in subsection (b) below, existed in our internal control over financial reporting as of February 2, 2008. Because of the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as February 2, 2008 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

        In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to determine that our financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's management assessed the effectiveness of our internal control over financial reporting as of February 2, 2008. In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based upon this assessment, management identified the following material weakness in the Company's internal control over financial reporting.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        We had a material weakness in our entity level control environment in that we did not file interim financial results through the Form 10-Qs for the fiscal year ending February 2, 2008 in accordance with U.S. GAAP within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal factor that contributed to our inability to file the Form 10-Qs for the fiscal year ending February 2, 2008 was the company lacked a sufficient complement of personnel to prepare and file these interim financial statements on a timely basis. Additional factors contributing to this material weakness include:

  •
  The Company's Form 10-K had not been filed with the Securities and Exchange Commission since the fiscal year ending February 2, 2002.

  •
  The Company emerged from Chapter 11 bankruptcy, April 13, 2005.

  •
  The President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer accepted their positions in October, 2007 and May, 2007 respectively.

  •
  During the fiscal year ending February 2, 2008, the Company filed the Form 10-K for the fiscal years ending February 2, 2007 and January 28, 2006.

  •
  As of April 4, 2008 the Company filed the Form 10-Qs for the fiscal year ending January 28, 2006.

        Shortly after the filing of this Form 10-K, the Company plans to file its interim financial statements on Form 10-Q for the fiscal years ending February 2, 2007 and February 2, 2008, respectively. At this point in time, going forward management does not believe there will be any barriers preventing it from filing future Form 10-Qs on a timely basis.

        All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

        Our independent registered public accounting firm, Eisner LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

(c) Remediation Activities

        Our management has discussed the material weakness described above with our Audit Committee. In an effort to remediate the identified material weakness, we have initiated and/or undertaken the following actions:

  Timely Filing of Interim Financial Statements

  •
  Current accounting personnel, supplemented with qualified external resources, are in the process of summarizing and reporting the interim financial statements for the periods ended February 2, 2007 and February 2, 2008, respectively. At the conclusion of those filings, the Company will have filed all annual and interim financial statements that were not filed within the time periods specified in the Securities and Exchange Commission's rules and forms as described above, except for the period between November 2, 2002 and when the company emerged from bankruptcy (April 13, 2005).

  •
  Management has hired, and will continue to hire, additional personnel with technical knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.

  •
  Where necessary, we will supplement personnel with qualified external advisors.

(d) Changes in Internal Control Over Financial Reporting

  Management's Evaluation of Internal Controls Over Financial Reporting

        As disclosed in the Form 10-K for the fiscal year ending February 2, 2007, our current President and Chief Executive Officer and Senior Vice President and Chief Financial Officer were not in these positions during fiscal year 2007 and management did not conduct an assessment of our internal control over financial reporting. In May 2007, we hired an outside consulting firm to assist management in its evaluation of the effectiveness of internal controls over financial reporting, including disclosure controls and procedures and as a result we were able to conclude as to its effectiveness as stated in section (b) above.

  Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

        The Independent Auditor's Report within the Form 10-K for the fiscal year ending February 2, 2007 disclosed the following material weakness:

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

        We took the following actions in the course of the fiscal year ending February 2, 2008 to remediate the 2007 material weakness:

  •
  Current personnel were supplemented with qualified external advisors in the areas of SEC reporting and tax compliance.

  •
  An external consulting firm was engaged to assess the current financial statement close process and provide recommendations to improve those processes that support accurate and timely financial reporting. Recommendations were implemented throughout the assessment.

  •
  An external consulting firm provided a training program to internal personnel in October, 2007 to reinforce accounting principles for accurate financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Penn Traffic Company
Syracuse, New York

        We have audited The Penn Traffic Company (the "Company") internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of that company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. As of February 2, 2008, the Company lacked a sufficient complement of personnel in order to timely prepare and file reliable interim financial statements which, as of February 2, 2008, have not been filed since the Company's emergence from Chapter 11 proceedings effective April 16, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated April 11, 2008 on those financial statements in which we express an unqualified opinion.

        In our opinion, because of the material weakness described above on the achievement of the objectives of the control criteria, The Penn Traffic Company did not maintain, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Penn Traffic Company, and our report dated April 11, 2008 expressed an unqualified opinion on those financial statements.

/s/ Eisner LLP

New York, New York
April 11, 2008

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference to the captions "Election of Directors" and "Executive Officers" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 9, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 9, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 9, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the caption "Compensation of Directors" in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 9, 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by Item 14 appears in the Company's Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held on or about July 9, 2008 under the caption "Principal Accountant Fees and Services" is incorporate herein by reference.

PART VI

ITEM 15.    EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        Our consolidated financial statements filed as part of this report appear beginning on page 39.

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
10.7	Consulting Agreement, dated as of June 29, 2006, between The Penn Traffic Company and Robert J. Kelly (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 30, 2006).
10.8	Offer Letter, dated as of October 2, 2006, between The Penn Traffic Company and Robert Panasuk (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on October 6, 2006).
10.9	Offer Letter, dated as of December 12, 2006, between The Penn Traffic Company and Robert Panasuk (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on December 18, 2006).
10.10	Severance Agreement between The Penn Traffic Company and Randy P. Martin (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on February 1, 2007).
10.11	Offer Letter, dated May 2, 2007, between The Penn Traffic Company and Tod A. Nestor (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 9, 2007).
10.12	The Penn Traffic Company 2006 Omnibus Award Plan (incorporated by reference to Exhibit 99.4 to the Form 8-K filed on December 18, 2006).
10.13	Form of The Penn Traffic Company Phantom Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 18, 2007).
10.14
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
10.15
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
10.16	Promotion letter, dated October 1, 2007, addressed to Gregory J. Young (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on October 1, 2007).
10.17
Registration Rights Agreement, dated as of December 13, 2007, by and among The Penn Traffic Company and each of the purchasers set forth therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2007).
10.18
Securities Purchase Agreement, dated December 13, 2007, by and among The Penn Traffic Company and each of the purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2007).

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 16th day of April 2008.

THE PENN TRAFFIC COMPANY
By:	/s/ GREGORY J. YOUNG Name: Gregory J. Young Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT J. KELLY Robert J. Kelly	Chairman of the Board	April 16, 2008
John E. Burke	Director	April 16, 2008
/s/ KEVIN P. COLLINS Kevin P. Collins	Director	April 16, 2008
/s/ BEN EVANS Ben Evans	Director	April 16, 2008
/s/ ALAN C. LEVITAN Alan C. Levitan	Director	April 16, 2008
/s/ KURT M. CELLAR Kurt M. Cellar	Director	April 16, 2008
/s/ SCOTT SOZIO Scott Sozio	Director	April 16, 2008
/s/ GREGORY J. YOUNG Gregory J. Young	President and Chief Executive Officer and Director	April 16, 2008
/s/ TOD A. NESTOR Tod A. Nestor	Senior Vice President and Chief Financial Officer	April 16, 2008

QuickLinks

FORM 10-K INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
EXPLANATORY NOTE
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
PERFORMANCE GRAPH
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Penn Traffic Company Consolidated Balance Sheets (In thousands, except share and per share data)
The Penn Traffic Company Consolidated Statements of Operations (In thousands, except share and per share data)
The Penn Traffic Company Consolidated Statements of Cash Flows (In thousands)
The Penn Traffic Company Consolidated Statement of Stockholders' Equity For the years ended February 2, 2008 and February 3, 2007 And the period from April 17, 2005 to January 29, 2006 (In thousands)
The Penn Traffic Company Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART VI
  ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Signatures