Form 10-K/A
period 2006-01-28
PENN TRAFFIC CO
filed 2008-05-09
CIK 77155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☐            NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐        NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐            NO ☒

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was approximately $0 as of July 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, par value $.01 per share: 8,297,697 shares outstanding as of August 9, 2007

FORM 10-K/A INDEX

PART II.

Item	6.	Selected Financial Data	4

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item	8.	Financial Statements and Supplementary Data	18

PART IV.

Item	15.	Exhibits and Financial Statement Schedules	45

Signatures			48

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-K, including, without limitation, statements included in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact, are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  These forward-looking statements include statements relating to our anticipated financial performance and business prospects.  Statements preceded by, followed by or that include words such as “believe,” “anticipate,” “estimate,” “expect,” “could,” and other similar expressions are to be considered such forward-looking statements.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: our ability to improve operating performance and effectuate business plans; our ability to operate pursuant to the terms of our credit facilities and to comply with the terms of our lending agreements or to amend or modify the terms of such agreements as may be needed from time to time; our ability to generate cash; our ability to attract and maintain adequate capital; our ability to refinance our indebtedness; increases in prevailing interest rates; our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; general economic and business conditions; competition, including increased capital investment and promotional activity by our competitors; availability, location and terms of sites for store development; the successful implementation of our capital expenditure program; labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to our sponsored pension plans; the result of our pursuit of strategic alternatives; economic and competitive uncertainties; our ability to pursue strategic alternatives; economic and competitive uncertainties; changes in strategies; changes in generally accepted accounting principles; adverse changes in economic and political climates around the world, including terrorist activities and international hostilities; and the outcome of pending, or the commencement of any new, legal proceedings against, or governmental investigations of us, including the previously announced SEC and U.S. Attorney’s Office investigations.  We caution that the foregoing list of important factors is not exhaustive.  Accordingly, there can be no assurance that we will meet future results, performance or achievements expressed or implied by such forward-looking statements, which are generally required to be publicly revised as circumstances change, and which we do not intend to update.

Explanation

The Penn Traffic Company (the “Company”) is filing this amendment to Form 10-K for the fiscal year ended January 28, 2006, filed with the Securities and Exchange Commission on August 17, 2007 to reflect the results of a restatement and to report in Note 16 selected quarterly financial data as supplementary information to the basic financial statements.  As a result of cancellation of debt in the Chapter 11 proceedings, the Company previously entirely eliminated all net operating loss carryforwards and reduced the tax basis of its long-lived assets effective January 29, 2006.  During the year ended February 2, 2008, the Company corrected the amount of debt forgiveness in the Chapter 11 proceedings that reduced tax attributes which results in an increase aggregating $66 million in the tax basis of its long-lived assets and net operating loss carryforwards. The correction resulted in an increase in deferred tax assets attributable to the net operating loss carryforwards, the recording of a related valuation allowance and a reduction in the deferred tax liability attributable to the increase in the tax basis of long-lived assets.  The net effect of the above was a $3.5 million reduction in the net deferred tax liability and a corresponding reduction in the carrying value of certain long-lived assets upon adoption of fresh-start reporting on April 16, 2005 and corresponding adjustments to income tax provision and depreciation expense for the period ended January 28, 2006 (see Note 4 to the consolidate financial statements).

We are amending the following to reflect the above.

PART II

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	Financial Statements and Supplementary Data

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Except as described above, no other changes have been made to our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, as initially filed with the Securities and Exchange Commission on August 17, 2007 to reflect the result of a restatement.

PART II

ITEM 6.                             SELECTED FINANCIAL DATA

Consolidated Five-Year Financial Summary

Set forth below is our selected historical consolidated financial data for the five fiscal years ended January 28, 2006.  As a result of the consummation of our plan of reorganization we adopted fresh-start reporting as of April 16, 2005.  The accounting periods ended on or prior to April 16, 2005, have been designated “Predecessor Company” and the periods subsequent to April 16, 2005, have been designated “Successor Company.”

In accordance with the implementation of fresh-start reporting, our assets, liabilities and stockholders’ equity have been revalued as of April 16, 2005.  In addition, as a result of the consummation of our plan of reorganization, the amount of our indebtedness has been substantially reduced.  Accordingly, our financial statements for periods after April 16, 2005 are not comparable to our financial statements for periods ended on or prior to such date.

The selected historical consolidated financial data for the 41-week period ended January 28, 2006, are derived from our restated consolidated financial statements, which have been audited by Eisner LLP, independent accountants.  The Predecessor Company’s selected historical consolidated financial data for the 11-week period ended April 16, 2005,  52-week periods ended January 29, 2005,  January 31, 2004, February 1, 2003 and February 2, 2002 are derived from our unaudited consolidated financial statements.  In addition, the selected historical consolidated financial data for the Successor Company should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

	(Audited and Restated) Successor Company	(Unaudited) Predecessor Company
	41 Weeks	11 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
(In thousands of dollars, except per share data)	January 28, 2006 (1)	April 16, 2005	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002 (12)

Revenues	$1,015,893	$265,260	$1,285,148	$1,307,977	$1,348,437	$1,364,980

Costs and Operating Expenses:

Cost of sales (2)	754,995	195,533	955,609	973,393	999,880	1,018,605
Selling and administrative expenses (3)	256,023	71,414	312,826	325,388	319,118	305,987
Amortization of goodwill (5)	—	—	—	—	—	109,809
Asset impairment charge (4)	—	—	—	1,002	17,858	—
Goodwill impairment charge (5)	—	—	—	22,832	28,397	—

Operating Income (Loss)	4,875	(1,687)	16,713	(14,638)	(16,816)	(69,421)
Interest expense (6)	8,289	1,755	12,365	32,018	35,479	34,820
Gain on extinguishment of debt (7)		(182,831)
Reorganization expense (8)	1,023	71,117	19,060	30,818	—	—

(Loss) Income from Continuing Operations, Before Income Taxes and Discontinued Operations	(4,437)	108,272	(14,712)	(77,474)	(52,295)	(104,241)
Provision (benefit) for income taxes (9)	261	(23,945)	251	755	(8,565)	2,429

(Loss) Income from Continuing Operations before Discontinued Operations	(4,698)	132,217	(14,963)	(78,229)	(43,730)	(106,670)
Loss (Income) from discontinued operations, net of tax (10)	—	3,133	8,994	84,163	4,337	(11,719)

Net (Loss) Income	$(4,698)	$129,084	$(23,957)	$(162,392)	$(48,067)	$(94,951)

Net Loss Per Share (Basic and Diluted)	$(0.55)

No dividends on common stock have been paid during the past five fiscal years.  Per share data is not presented for the periods ended on or prior to April 16, 2005 due to a general lack of comparability as a result of the revised capital structure of the company.

Balance Sheet Data:
Total assets	$325,391	$414,579	$394,225	$454,417	$739,974	$809,032
Total debt (including capital leases)	51,252	67,473	156,201	164,555	356,925	328,116
Stockholders’ equity (deficit)	118,799	0	(133,606)	(99,021)	61,739	136,858

Other Data:
EBITDA (11)	$25,130	$3,100	$39,511	$31,596	$53,506	$66,404
Depreciation and amortization	18,798	4,712	21,985	21,697	26,173	25,368
LIFO (benefit) provision	1,457	75	813	703	(2,106)	648
Capital expenditures	20,533	4,148	21,244	6,377	56,439	48,008
Cash interest expense	7,222	1,753	10,520	27,542	32,858	33,944

Notes

1)

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

2)

During the fourth quarter of fiscal year 2003 we adopted Emerging Issues Task Force Issue No. 02-16 “Accounting by a Reseller for Cash Consideration Received from a Vendor”, or “EITF 02-16”. EITF 02-16 requires that vendor allowances, including slotting allowances, be categorized as a reduction of cost of sales unless they are a reimbursement of costs incurred to sell the vendor’s products, in which case, the cash consideration should be characterized as a reduction of that cost. EITF 02-16 also requires that rebates or refunds payable, only if the customer completes a specified cumulative level of purchases from the vendor, be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period. Adoption of this standard did not materially affect our net loss for fiscal year 2003.

3)

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

4)

We adopted Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, or “SFAS 144” during fiscal year 2003, which required us to perform a review of the recorded value of our long-lived assets whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. During the fourth quarter of fiscal year 2003, we recorded a non-cash charge of $17.9 million related to the write-down of 16 of our operating retail stores and three closed stores to estimated fair market value. In fiscal year 2004, we recorded a non-cash charge of $1.0 million for 4 retail stores. The impairment charges under SFAS 144 resulted from lower estimated future cash flows that were due to a combination of factors, including the difficult economic environment and a more challenging competitive environment during fiscal year 2003 and fiscal year 2004. These factors reduced the profitability of our stores and caused us to conclude that the profitability of certain of our stores would not increase to a level that would enable the carrying value to be recovered.

5)

We adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” or SFAS 142 in fiscal year 2003 and performed a transitional goodwill assessment, which resulted in no impairment. SFAS 142 provides that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite useful lives not to be amortized but tested at least annually for impairment. As of the adoption of SFAS 142, we no longer record amortization of goodwill in our Consolidated Statement of Operations. During the fourth quarter of fiscal years 2003 and 2004, we completed an annual impairment review, which was further necessitated by the change in the economic and competitive environment, and we recorded a $28.4 million and a $22.8 million, non-cash charge for the impairment of goodwill in these periods, respectively.

6)

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

7)

The gain on extinguishment of debt for the 11-week period ended April 16, 2005, consists of our extinguishment of the allowed claims of our unsecured creditors including trade claims, Cash Balance Pension Plan assumed by Pension Benefit Guaranty Corporation and the former senior notes in exchange primarily for shares of our common stock.

8)

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

9)

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

10)

The (income) loss from discontinued operations reflects operating results and (gains) losses on disposals of Big Bear Stores and other stores, which were closed or sold during the fiscal years of 2004 and 2005 and the 11-week period ended April 16, 2005.  The losses (gains) for these periods are $33.6 million, ($1.9) million and ($0.3) million, respectively.

11)

“EBITDA” is earnings from continuing operations before interest, taxes, depreciation, amortization, amortization of goodwill, asset impairment charge, goodwill impairment charge, and LIFO provision.  EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities or liquidity, or as an alternative to any generally accepted accounting principle measure of performance.  We report EBITDA as it is an important measure utilized by management to monitor the operating performance of our business.  We also believe that EBITDA assists investors and other interested parties in evaluating our capacity to service its debt.  Our reported EBITDA may not be comparable to similarly titled measures used by other companies.  Below is a table that sets forth the reconciliation of operating income (loss) to EBITDA.

	(Audited)
	Successor
	Company
	Restated	(Unaudited) Predecessor Company
	41 Weeks	11 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	January 28,	April 16,	January 29,	January 31,	February 1,	February 2,
(In thousands of dollars)	2006	2005	2005	2004	2003	2002

Operating Income (Loss)	$4,875	$(1,687)	$16,713	$(14,638)	$(16,816)	$(69,421)

Depreciation and amortization	18,798	4,712	21,985	21,697	26,173	25,368
Amortization of goodwill	—	—	—	—	—	109,809
Asset impairment charge	—	—	—	1,002	17,858	—
Goodwill impairment charge	—	—	—	22,832	28,397	—
LIFO provision (benefit)	1,457	75	813	703	(2,106)	648

EBITDA	$25,130	$3,100	$39,511	$31,596	$53,506	$66,404

(12)	Restated from amounts previously reported to reflect discontinued operations and a reduction of cost of sales to reflect a correction for the recording of certain promotional allowances.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As discussed in Note 2 to the accompanying Consolidated Financial Statements, we emerged from our Chapter 11 proceedings on April 13, 2005.  For financial reporting purposes, we accounted for the consummation of our plan of reorganization as of the close of business on April 16, 2005.  In accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” we have applied fresh-start reporting as of the close of business on April 16, 2005, which has resulted in significant changes to the valuation of certain of our assets and liabilities, and to its stockholders’ equity.  In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes.  The periods ended on or prior to April 16, 2005 have been designated “Predecessor Company” and the periods subsequent to April 16, 2005 have been designated “Successor Company”.  For purposes of the discussion of the unaudited Results of Operations the 11-week period ended April 16, 2005 and the audited and restated 41-week period ended January 28, 2006 have been deemed noncomparible to prior years and no comparison was done for these periods and prior years.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the 41-week period ended January 28, 2006 and the 11-week period ended April 16, 2005.

	Audited and	Unaudited
	Restated Successor Company	Predecessor Company
	41-Weeks	11-Weeks
	Ended	Ended
	January 28,	April 16,
	2006	2005

Revenues	100.0%	100.0%

Gross profit (1)	25.7	26.3

Selling and administrative expenses	25.2	26.9

Operating income	0.5	(0.6)

Interest expense	0.8	0.7

Extinguishment of debt	0.0	(68.9)

Reorganization item	0.1	26.8

Income tax provision (benefit)	0.0	(9.0)

Discontinued operations	0.0	1.2

Net (loss) income	(0.5)	48.7

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

Selling and Administrative Expenses

Selling and administrative expenses for the 41-week period ended January 28, 2006 were $256.0 million, or 25.2% of revenues and the selling and administrative expenses for the 11-week period ended April 16, 2005 were $71.4 million, or 26.9% of revenues.

Depreciation and Amortization

Depreciation and amortization expense was $18.8 million, or 1.9% of revenues for the 41-week period ended January 28, 2006 and $4.7 million, or 1.8% of revenues for the 11-week period ended April 16, 2005.  Depreciation and amortization expense increased in Fiscal 2006 primarily due to the shortening of asset life for our property, equipment and machinery, an increase in carrying value of favorable leases, the addition of two new intangible assets (Pharmacy Scripts and Software) with the implementation of fresh-start reporting.  The increase in depreciation and amortization expense was partially offset by the recording of unfavorable leases associated with the implementation of fresh-start reporting.

Operating Income (Loss)

Operating income for the 41-week period ended January 28, 2006 was $4.9 million, or 0.5% of revenues, and for the 11-week period ended April 16, 2005 operating loss was $1.7 million, or 0.6% of revenues.

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

Income Tax Provision

Income tax provision for the 41-week period ended January 28, 2006 was $0.3 million, or less than 0.1% of revenues, and the income tax benefit for the 11-week period ended April 16, 2005 was $23.9 million, or 9.0% of revenues.

During Fiscal 2006 we provided for only minimal state taxes and capital/franchise tax and reset our deferred tax liability due to our emergence from bankruptcy.

Discontinued Operations

Loss from discontinued operations for the 11-week period ended April 16, 2005 was $3.1 million.  This loss was primarily attributable to our closure of unprofitable stores during this period.

Net (Loss) Income

Net loss for the 41-week period ended January 28, 2006 was $4.7 million, or 0.5% of revenues, and net income for the 11-week period ended April 16, 2005 was $129.1 million, or 48.7% of revenues.  The change in the net income (loss) was primarily attributable to recognition of a gain from the extinguishment of debt of $182.8 million in the 11-week period ended April 16, 2005.

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the fiscal year ended January 29, 2005, or “Fiscal 2005”, and the fiscal year ended January 31, 2004, or “Fiscal 2004”:

	Unaudited
	Predecessor Company
	Fiscal	Fiscal
	2005	2004

Revenues	100.0%	100.0%

Gross profit (1)	25.6	25.6

Selling and administrative expenses	24.3	24.9

Asset impairment charge	0.0	0.1

Goodwill impairment charge	0.0	1.7

Operating income (loss)	1.3	(1.1)

Interest expense	1.0	2.4

Reorganization item	1.5	2.4

Income tax provision	0.0	0.1

Discontinued operations, net of tax	0.7	6.4

Net loss	(1.9)	(12.4)

(1)         Revenues less cost of sales.

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

Contractual Obligations and Commitments

The table below presents our significant contractual obligations at January 28, 2006 (in thousands of dollars):

					Total
Commitment expires				Other	Contractual
during the	Long-term	Capital Lease	Operating	Long-term	Cash
Fiscal Year Ending	Debt (1)	Obligations (2)(3)	Leases (3)	Liabilities (4)	Obligations

February 3, 2007	$278	$2,855	$22,766	$7,440	$33,339
February 2, 2008	33,314	2,855	20,873	4,053	61,095
January 31, 2009	280	2,855	19,759	2,443	25,337
January 29, 2010	298	2,781	15,778	1,868	20,725
January 28, 2011	324	1,944	13,761	1,451	17,480
Thereafter	3,019	12,766	70,935	4,294	91,014

(1)	Balance for fiscal year ending February 2, 2008 includes repayment of $33.0 million under the Revolving Credit Facility at January 28, 2006.

(2)	Includes amounts classified as imputed interest.

(3)	See Note 5 to the Consolidated Financial Statements.

(4)	Other liabilities include workers compensation, general liability, asset retirement obligations, store closing costs and the PBGC settlement.

We have also made certain contractual commitments that extend beyond January 28, 2006 as shown below (in thousands of dollars):

	Stand-by
	Letters of	Surety
	Credit (1)	Bonds (2)

Total amounts committed	$53,483	$7,495

(1)	Letters of credit are primarily associated with supporting workers’ compensation obligations and are renewable annually.

(2)	We are required to maintain surety bonds for varying periods of up to three years from the date of issuance.

Impact of New Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or “SFAS 123R”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.  SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  SFAS 123R is required to be adopted in the first annual reporting period beginning after June 15, 2005.  Accordingly, we adopted SFAS 123R effective January 29, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or “FIN 48”, effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in tax positions.  FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination.  We are currently evaluating the effect of adopting FIN 48.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)”, or “EITF 06-3”, effective for periods beginning after December 15, 2006.  EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis.  If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in revenue if presented on a gross basis.  We record sales net of applicable sales taxes.  Therefore, the adoption of EITF 06-3 will have no effect on the presentation of our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurement”, or “SFAS 157”, effective for fiscal years beginning after November 15, 2007.  SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  We are currently evaluating the effect of adopting SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R”, or “SFAS 158”, effective for fiscal years ending after December 15, 2006 with early application encouraged.  SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur.  We elected early application and adopted SFAS 158 effective as of January 28, 2006.  The adoption of the recognition provision of SFAS 158 increased stockholders equity by $4.9 million reduced the defined benefit pension plan liability by $8.3 million and reduced the deferred tax liability by $3.4 million at January 28, 2006 (see Note 11 to the Consolidated Financial Statements).

Critical Accounting Policies

Critical accounting policies are those accounting policies that are very important to the portrayal of our financial condition which require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our significant accounting policies are summarized in Note 3 to the consolidated financial statements.

We believe the following accounting policies to be critical and could result in materially different amounts being reported under different conditions or using different assumptions:

Reserve for Store Closures

Reserves for closed stores are recorded in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” or “SFAS 146”.  We record a liability for the estimated future cash flows (including future lease commitments, net of estimated cost recoveries) and miscellaneous closing costs.  Future cash flows are estimated based on our knowledge of the market in which the closed stores are located.  The estimates of future cash flows are then discounted to the present based on our interest rate of our real estate facility term loan.  These estimates of discounted future cash flows could be affected by changes in real estate markets, other economic conditions and the interest rate used in such calculations.

Impairment of Long-lived Assets

Annually or whenever changes in circumstance indicate that the carrying value of an asset may not be recoverable, we review our long-lived assets for impairment at the individual store level based on estimated future undiscounted cash flows attributable to such assets.  This review is in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or “SFAS 144”.

In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, such assets are written down to their fair value.  In estimating future cash flows, management considers historical performance and assesses the effect of projected changes in competition, maturation of new stores and store remodels, merchandising and marketing strategies and general market conditions.  Fair values were determined either by management, based on management’s knowledge of local real estate markets and the value of equipment utilized in the supermarket industry, or by an independent third party valuation firm.  No assurance can be given that the actual future cash flows will be sufficient to recover the carrying value of long-lived assets.  Any reductions in the carrying value resulting from the application of this policy are reflected in the Consolidated Statement of Operations as “Asset impairment charge”.

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

Income Taxes

Income taxes are provided based on the liability method of accounting.  Deferred income taxes are recorded to reflect the tax consequences in future years of net operating loss carryovers and temporary differences between the tax basis of assets and liabilities and their corresponding financial reporting amounts at year-end.

Self-Insurance Liability

We are primarily self-insured for workers’ compensation and general liability.  Self-insurance liabilities are primarily calculated based on claims filed and an estimate of claims incurred but not yet reported.  Workers’ compensation and general liability reserves are determined based on historical loss history, industry development factors and trends related to actual payments.  We have limited our total exposure related to self-insured liability claims incurred by maintaining stop-loss coverage with third party insurers, as defined in the applicable insurance policies, for claims incurred in excess of established stop-loss levels and policy deductibles.  Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends, legal interpretations and future levels of health care.  Should a greater amount of claims occur compared to what was estimated or costs of health care increase beyond what was anticipated, reserves recorded may not be adequate and additional expense could be required in the consolidated financial statements.

Pension Accounting

We currently are sole sponsors of four tax-qualified defined benefit pension plans (the “Pension Plans”).  In accordance with the provisions of SOP 90-1, upon emergence from bankruptcy, the Company recorded the underfunded status of each of the defined benefit plans as a liability on the balance sheet.  As of January 28, 2006, the Company adopted the provisions of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and in accordance therewith reflected the underfunded status of the plans in its balance sheet at such date.  Prospectively, the Company will adjust the liability to reflect the current funded status of the plan.  Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income.  The adoption of SFAS 158 resulted in the recognition of $8.3 million of unrecognized actuarial gains which arose during the period ended January 28, 2006 and a corresponding reduction in the defined benefit pension plan liability at January 28, 2006.  Such unrecognized gains, net of deferred taxes of $3.4 million were credited to accumulated other comprehensive income in the amount of $4.9 million.  The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the period ended January 28, 2006.  See Note 11 to the Consolidated Financial Statements for further discussion on pensions.

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

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

The Penn Traffic Company

Syracuse, New York

We have audited the accompanying consolidated balance sheets of The Penn Traffic Company (the “Company”) as of January 28, 2006 and April 16, 2005 (effective date of plan of reorganization for accounting purposes), and the related consolidated statements of operations, cash flows and stockholders’ equity for the period from April 17, 2005 to January 28, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 2 to the consolidated financial statements, on May 30, 2003, the Company filed for voluntary bankruptcy protection and reorganization under Chapter 11 of the United States Bankruptcy Code.  On April 13, 2005, the Company’s amended plan of reorganization became effective and the Company emerged from bankruptcy and, effective April 16, 2005, adopted fresh-start reporting which results in a new reporting entity and a new basis of accounting.

As discussed in Note 4 to the consolidated financial statements, the 2006 and 2005 financial statements have been restated to correct a misstatement.

The selected quarterly financial data required by item 302(a) of Regulation S-K, which had previously been omitted, is included in Note 16 to the consolidated financial statements.

/s/ Eisner LLP

New York, New York

June 29, 2007, except as to the effects of the restatement discussed in Note 4, as to which the date is April 11, 2008

The Penn Traffic Company

Consolidated Balance Sheets

As of January 28, 2006 and April 16, 2005

(In thousands, except share and per share data)

	January 28,	April 16,
	2006	2005
	(Restated - Note 4)	(Restated - Note 4)
		(Note 3)

ASSETS

Current Assets:
Cash	$12,432	$29,304
Accounts and notes receivable (less allowance fordoubtful accounts of $3,174 and $3,243, respectively)	36,970	40,416
Inventories (Note 3)	113,467	116,518
Prepaid expenses and other current assets	6,157	11,433
	169,026	197,671

Capital Leases:
Capital leases	12,023	12,023
Less: Accumulated amortization	(1,026)	—
	10,997	12,023

Fixed Assets:
Land	11,588	11,584
Buildings	13,621	13,238
Equipment and furniture	83,378	68,937
Vehicles	6,749	5,419
Leasehold improvements	5,062	721
	120,398	99,899
Less: Accumulated depreciation	(15,999)	—
	104,399	99,899

Other Assets:
Intangible assets (Note 6)	33,025	39,612
Deferred tax asset	2,609	3,524
Other assets	5,335	6,845
	40,969	49,981

Total Assets	$325,391	$359,574

The accompanying notes are an integral part of these statements.

	January 28,	April 16,
	2006	2005
	(Restated - Note 4)	(Restated - Note 4)
		(Note 3)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases (Note 5)	$1,310	$1,200
Current maturities of long-term debt (Note 7)	278	254
Accounts payable	36,695	35,075
Other current liabilities (Note 8)	46,294	58,576
Accrued interest expense	557	554
Deferred income taxes (Note 10)	13,302	14,016
Liabilities subject to compromise (Note 9)	2,871	8,497
	101,307	118,172

Non-current Liabilities:
Obligations under capital leases (Note 5)	12,429	13,425
Long-term debt (Note 7)	37,235	37,967
Defined benefit pension plan liability (Note 11)	27,600	39,959
Other non-current liabilities (Note 8)	28,021	31,473
	105,285	122,824

Total Liabilities	206,592	240,996

Commitments and Contingencies (Notes 5, 7 and 12)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares,$.01 par value; none issued	—	—
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,498,752 shares at both dates	85	85
Capital in excess of par value	118,493	118,493
Deficit	(4,698)	—
Accumulated other comprehensive income	4,919	—
Total stockholders’ equity	118,799	118,578

Total Liabilities and Stockholders’ Equity	$325,391	$359,574

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Consolidated Statement of Operations

For the Period from April 17, 2005 to January 28, 2006

(In thousands, except share and per share data)

Restated
(Note 4)

Revenues	$1,015,893

Cost and Operating Expenses:
Cost of sales	754,995
Selling and administrative expenses	256,023

Operating Income	4,875
Interest expense	8,289
Reorganization expenses	1,023

Loss Before Income Taxes	(4,437)
Income tax expense (Notes 3 and 10)	261

Net Loss	$(4,698)

Shares outstanding and to be issued	8,498,752

Net Loss Per Share (Basic and Diluted) (Note 3)	$(0.55)

The Penn Traffic Company

Consolidated Statement of Cash Flows

For the Period from April 17, 2005 to January 28, 2006

(In thousands)

Restated
(Note 4)

Operating Activities:
Net (loss)	$(4,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,798
Amortization of deferred financing cost	1,066
(Gain) on sale of fixed assets	(605)

Net change in operating assets and liabilities:
Accounts and notes receivable, net	3,446
Prepaid expenses and other current assets	5,276
Inventories	3,051
Liabilities subject to compromise	(5,626)
Accounts payable and other current liabilities	(10,659)
Other assets	444
Defined benefit pension plan	(4,044)
Other non-current liabilities	(1,799)

Net Cash Provided by Operating Activities	4,650

Investing Activities:
Capital expenditures	(20,533)
Proceeds from sale of fixed assets	605

Net Cash Used in Investing Activities	(19,928)

Financing Activities:
Payments of mortgages	(208)
Net repayments under revolving credit facility	(500)
Reduction in capital lease obligations	(886)

Net Cash Used In Financing Activities	(1,594)

Net decrease in cash	(16,872)

Cash at the beginning of period	29,304

Cash at end of period	$12,432

The Penn Traffic Company

Consolidated Statement of Stockholders’ Equity

For the Period from April 17, 2005 to January 28, 2006

(In thousands)

	Common Stock	Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Common stock to be issued in connection with plan of reorganization	$85	$118,493	$—	—	$118,578

Net loss for the 41-week period ended January 28, 2006	—	—	(4,698)	—	(4,698)
Unrecognized actuarial gain of pension plans, net of deferred taxes of $3,396	—	—	—	4,919	4,919

Balance at January 28, 2006	$85	$118,493	$(4,698)	$4,919	$118,799
Restated (Note 4)

The Penn Traffic Company

Notes to Consolidated Financial Statements

Note 1 – Description of Business

The Penn Traffic Company and its subsidiaries (the “Company”) are engaged in the retail food business and the wholesale food distribution business.  As of January 28, 2006, the Company operated 110 supermarkets under the “P&C”, “Quality” and “Bi-Lo” banners in upstate New York, Pennsylvania, Vermont and New Hampshire, and supplied 79 independent supermarkets and 41 other independent wholesale accounts.  The Company services these owned and independent supermarkets and independent wholesale accounts through five distribution centers and a bakery.

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

4.         The reorganized Company was authorized to issue new shares of common stock to unsecured creditors, which included holders of $100 million of senior notes, a claim by the Pension Benefit Guaranty Corporation or the “PBGC” of $60 million (see Note 11) and trade claims, all of whom were eligible to receive pro rata distributions of new shares of common stock and the right to share in potential proceeds from certain causes of action.

Note 3 – Summary of Significant Accounting Policies

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

The reorganization value of the Company upon emergence from the Chapter 11 proceedings was approximately $195 million.  The reorganization value represents the debt and equity value of the Company as of the effective date.  Such value, which was determined with the assistance of the Company’s financial advisors, was based upon various valuation methods, including discounted cash flow methodologies and analysis of comparable companies.  The equity value of the Company upon reorganization amounting to approximately $118 million, was determined after taking into account approximately $77 million of debt, consisting of long-term debt, obligations under capital leases and defined benefit pension plan liabilities, net of related deferred taxes.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  The fair values of the Company’s long-lived assets were determined, in part, using information provided by third-party appraisers.  The excess of the aggregate fair value of the Company’s tangible and identifiable intangible assets less non-interest bearing liabilities over the total reorganization value of approximately $28.2 million has been recorded as a pro rata reduction of non-current assets.

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

Cost of Sales

Cost of sales includes the cost of product and related warehousing and freight costs.  Vendor allowances are recorded as a reduction of cost of sales when the related product is sold in accordance with the provisions of Emerging Issues Task Force Issue 02-16.  “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.  Vendor allowances, including early payment discounts, volume rebates, and funds for product placement and advertising, are generally recorded as a reduction of inventory cost based on average inventory turnover rates by product category.

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

Inventories

Inventories, consisting primarily of grocery and pharmacy products, are stated at the lower of cost or market.  Cost is determined using the last-in, first-out method (“LIFO”) using the estimated fair value of inventory on April 16, 2005 upon adoption of fresh-start reporting to determine LIFO cost for financial reporting purposes.  If cost had been determined using the first-in, first-out method (“FIFO”), inventories would have been $1.5 million higher than reported at January 28, 2006.

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

Self-Insurance Liability

The Company self-insures certain insurable risks related to workers’ compensation and general product liability claims. The Company accrues estimated losses for unpaid claims, including incurred but not reported losses, with the assistance of an external actuary and by factoring in pending claims and historical loss experience. The Company also maintains self-insured health benefits plans, which provide medical and dental benefits to employees electing coverage under the plans. The Company accrues estimated losses for unpaid claims, including incurred but not reported claims, based on historical experience and other assumptions. Commercial policies are obtained to provide for coverage of certain risk exposure above the self-insured retention limits. The estimated liability associated with settling unpaid claims is included in other current liabilities if expected to be settled within one year, or otherwise is included in other non-current liabilities.

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

Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  Common shares issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan.  At January 28, 2006, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims (see Note 9.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative. SFAS 123R is required to be adopted in the first annual reporting period beginning after June 15, 2005.  Accordingly, the Company will adopt SFAS 123R effective January 29, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in tax positions.  FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination.  The Company is currently evaluating the effect of adopting FIN 48.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (“EITF 06-3”) effective for periods beginning after December 15, 2006.  EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis.  If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in revenue if presented on a gross basis.  The Company records sales net of applicable sales taxes.  Therefore, the adoption of EITF 06-3 will have no effect on the presentation of the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurement” (“SFAS 157”) effective for fiscal years beginning after November 15, 2007.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The Company is currently evaluating the effect of adopting SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”) effective for fiscal years ending after December 15, 2006 with early application encouraged.  SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur. The Company elected early application and adopted SFAS 158 effective as of January 28, 2006.  The adoption of the recognition provision of SFAS 158 increased stockholders equity by $4.9 million, reduced the defined benefit pension plan liability by $8.3 million and reduced the deferred tax liability by $3.4 million at January 28, 2006 (see Note 11).

Note 4 – Restatement

As a result of cancellation of debt in the Chapter 11 proceedings (see Note 2), the Company previously entirely eliminated all net operating loss carryforwards and reduced the tax basis of its long-lived assets effective January 29, 2006.  The Company has corrected the amount of debt forgiveness in the Chapter 11 proceedings that reduced tax attributes which results in an increase aggregating $66 million in the tax basis of its long-lived assets and net operating loss carryforwards.

The correction resulted in an increase in deferred tax assets attributable to the net operating loss carryforwards, the recording of a related valuation allowance and a reduction in the deferred tax liability attributable to the increase in the tax basis of long-lived assets.  The net effect of the above was a $3.5 million reduction in the net deferred tax liability and a corresponding reduction in the carrying value of certain long-lived assets upon adoption of fresh-start reporting on April 16, 2005.  As a result, net loss for the period from April 17, 2005 to January 28, 2006 and for the year ended February 3, 2007 was restated as follows:

Period Ended
January 28,
2006

Net loss as previously reported	$(3,811)

Reduction in depreciation of long-lived assets	277
Reduction in income tax benefit	(1,164)

Net loss as restated	$(4,698)

Net loss per share (basic and diluted):
As previously reported	$(0.45)
Restated	(0.10)
As restated	$(0.55)

The balance sheet at January 28, 2006 has been restated as follows:

			Change
	As previously		Increase /
	reported	As restated	(decrease)

Intangible assets, net	$36,220	$33,025	$(3,195)
Fixed assets, net	107,629	104,399	(3,230)

Deferred income taxes:
Other assets	—	2,609	2,609
Current liabilities	7,900	13,302	5,402
Non-current liabilities	8,331	—	(8,331)
	16,231	10,693	5,538

Stockholders’ equity	$119,686	$118,799	$(887)

The balance sheet at April 16, 2005 has been restated as follows:

			Change
	As previously		Increase /
	reported	As restated	(decrease)

Fixed assets, net	$103,406	$99,899	$(3,507)

Deferred income taxes:
Other assets	—	3,524	3,524
Current liabilities	344	14,016	13,672
Non-current liabilities	13,655	—	(13,655)
	$13,999	$10,492	$3,507

Note 5 – Leases

The Company leases store facilities for the operation of its retail food business and distribution facilities for its wholesale food distribution business.  In accordance with the provision of FASB Statement No. 13, “Accounting for Leases,” certain of the leases meet the criteria to be recorded as capital leases.  The remaining leases are recorded as operating leases.  Most of the lease agreements provide for renewal options and require that the Company pay real estate taxes and other related expenses.  Certain of the lease agreements also provide for contingent rent payments based on a percentage of sales.

The following is a summary of future minimum rent payments for operating leases and for capital leases as of January 28, 2006 (in thousands):

Fiscal Year Ending	Operating Leases	Capital Leases

February 3, 2007	$22,766	$2,855
February 2, 2008	20,873	2,855
January 31, 2009	19,759	2,855
January 30, 2010	15,778	2,781
January 29, 2011	13,761	1,944
Thereafter	70,935	12,766

Total minimum lease payments	$163,872	26,056

Less: Amount representing interest		12,317

Present value of net minimum lease payments		13,739

Less: Current portion		1,310

Long-term obligations under capital leases		$12,429

Future minimum rent payments have not been reduced by minimum sublease rent income of $8.3 million due in the future under non-cancelable subleases.

Rent expense under operating leases for the period ended January 28, 2006 was $10.7 million as follows (in thousands):

Minimum rent	$13,115
Contingent rent	201
Less: sublease rent	(2,625)
Net rent expense	$10,691

Note 6 – Intangible Assets

Intangible assets as of January 28, 2006 and April 16, 2005 consist of the following (in thousands):

	January 28, 2006			April 16, 2005
	Gross Carrying	Accumulated		Gross Carrying
	Amount	Amortization	Net	Amount
Amortized intangible assets (1):
Favorable leases	$24,584	$(1,365)	23,219	$26,739
Pharmacy prescription files	9,527	(1,657)	7,870	10,362
Computer software	2,337	(401)	1,936	2,511

Total	$36,448	$(3,423)	$33,025	$39,612

(1)	Reduced by approximately $3.0 million at January 28, 2006 by reduction in pre-reorganization deferred tax valuation allowance (see Note 10).

Aggregate amortization expense:

For the period ended January 28, 2006		$3,423

Future Amortization:

Fiscal Year Ending:
February 3, 2007	$3,677
February 2, 2008	3,526
January 31, 2009	3,877
January 30, 2010	3,984
January 29, 2011	1,885
Thereafter	16,076

	$33,025

Note 7 – Debt

Debt consists of the following at January 28, 2006 and April 16, 2005 (in thousands):

	January 28,	April 16,
	2006	2005

Revolving credit facility, interest (6.60% at January 28, 2006) at prime plus .50% to 1.25% or LIBOR plus 2.00% to 2.75%, maturing April 13, 2008	$17,000	$17,500

Term loan facility, interest (12.25% at January 28, 2006) at prime plus 5.00%, maturing April 13, 2008	6,000	6,000

Supplemental real estate credit facility, interest (12.75% at January 28, 2006) at prime plus 5.50%, maturing April 13, 2008	10,000	10,000

Mortgages payable, interest at 6.125% to 12%, maturing at various dates through May 1, 2021	4,513	4,721

Total debt	37,513	38,221

Less: Current portion of long-term debt	278	254

Total long-term debt	$37,235	$37,967

Maturities of debt over the next five years are as follows (in thousands):

Fiscal Year Ending:
February 3, 2007	$278
February 2, 2008	33,314
January 31, 2009	280
January 30, 2010	298
January 29, 2011	324
Thereafter	3,019

$37,513

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

The Company also has borrowings under mortgages secured by the related properties.

Note 8 – Other Current and Other Non–Current Liabilities

Other current and non-current liabilities as of January 28, 2006 and April 16, 2005 consist of the following (in thousands):

	January 28,	April 16,
	2006	2005

Other Current Liabilities:

Payroll and related payroll taxes	$5,565	$9,130
Workers compensation	9,980	8,828
Vacation and other compensated absences	12,329	12,765
Reorganization costs	250	7,527
Employee benefits	5,310	5,467
State lottery	2,345	2,109
Utilities	2,195	1,636
Professional fees	1,680	2,532
Other accrued liabilities	6,640	8,582

Total	$46,294	$58,576

Other Non-Current Liabilities:

Workers compensation	$16,172	$17,444
Unfavorable leases	5,767	7,420
General liability insurance	1,294	1,657
Asset retirement obligations	928	862
Step rent liability	705	—
PBGC settlement	2,500	3,214
Store closing costs	655	876

Total	$28,021	$31,473

Note 9 – Liabilities Subject to Compromise

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

Note 10 – Income Taxes

The components of income tax expense for the period ended January 28, 2006 are as follows (in thousands):

Restated
Period Ended
January 28, 2006
(see Note 4)

Current tax provision
Federal	$—
State	261

Total income tax expense	$261

The following is reconciliation between the federal income tax benefit computed at the statutory federal income tax rate and actual income tax expense (in thousands):

Federal income tax benefit at statutory rate (35%)	$(1,553)
State income taxes, net of federal income tax effect	170
Non-deductible expenses	602
Valuation allowance	1,042
Total income tax expense	$261

The significant components of deferred income tax assets and liabilities at January 28, 2006 and April 16, 2005 are as follows (in thousands):

	Restated	Restated
	January 28,	April 16,
	2006	2005

Current deferred income tax assets / (liabilities)

Reserves and accruals	$11,295	$10,914
Valuation allowance	(5,402)	(5,159)

Current deferred tax assets	5,893	5,755

Inventories	(19,195)	(19,771)

Net deferred income tax assets (liabilities)	(13,302)	(14,016)

Non-current deferred income tax assets / (liabilities)

Reserves and accruals	7,781	8,513
Pensions	11,274	16,323
Goodwill (1)	5,695	6,896
Capital lease obligations	5,612	5,974
Net operating loss carryforward	17,760	11,905
Valuation allowance	(24,320)	(20,363)

Non-current deferred tax assets	23,802	29,248

Beneficial leases and other intangible assets	(11,122)	(13,150)
Fixed assets	(5,579)	(7,663)
Capital leases	(4,492)	(4,911)

Non-current deferred tax liabilities	(21,193)	(25,724)

Net non-current deferred tax assets	2,609	3,524

Net deferred income tax (liabilities)	$(10,693)	$(10,492)

(1)                       Represents tax basis of deductible goodwill arising from acquisitions consummated in prior years.

At January 28, 2006, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $43.4 million available to offset future taxable income from 2009 through 2026.

A valuation allowance of $29.7 million was established at January 28, 2006 to offset the net operating loss carryforward and other deferred tax assets to the extent it is more likely than not, based upon available evidence, that the recorded value will not be realized.  Realization is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of certain taxable temporary difference.  In providing the valuation allowance, no reversal of the taxable temporary difference arising from a portion of LIFO inventory was considered to occur during such period as the period in which such reversal may occur is not presently determinable.  During the period ended January 28, 2006, the valuation allowance increased by $4.2 million.

To the extent net operating loss carryforwards or deductible temporary difference arising prior to the Company’s emergence from Chapter 11 proceedings for which a valuation allowance has been provided are realized, the resulting benefits will be allocated first to reduce intangible assets until they are totally eliminated and thereafter reported as an increase to additional paid-in capital.  As of January 28, 2006, approximately $23.0 million of the valuation allowance relates to pre-reorganization net operating loss carryforwards and deductible temporary differences after reduction of $3.0 million which has reduced intangible assets.

Note 11 – Retirement Plans

The Company has four noncontributory defined benefit pension plans covering certain union personnel.  The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.  For the Company’s plans, normal retirement age is either 62 or 65, but provisions are made for earlier retirement.  Benefits are determined either on average annual compensation and years of service, or as a pre-determined amount for each year of service.  Full vesting occurs upon completion of five years of service.  Assets of the Company’s pension plans primarily consist of investments in publicly traded equity and debt securities.

In accordance with the provisions of SOP 90-1, upon emergence from bankruptcy, the Company recorded the underfunded status of each of the defined benefit plans as a liability on the balance sheet.  As of January 28, 2006, the Company adopted the provisions of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and in accordance therewith reflected the underfunded status of the plans in its balance sheet at such date.  Prospectively, the Company will adjust the liability to reflect the current funded status of the plan.  Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income.  The adoption of SFAS 158 resulted in the recognition of $8.3 million of unrecognized actuarial gains which arose during the period ended January 28, 2006 and a corresponding reduction in the defined benefit pension plan liability at January 28, 2006.  Such unrecognized gains, net of deferred taxes of $3.4 million were credited to accumulated other comprehensive income in the amount of $4.9 million.  The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the period ended January 28, 2006.

At April 16, 2005, the aggregate projected benefit obligation of the four defined benefit plans was $108.8 million and the aggregate fair value of plan assets was $68.8 million.  The unfunded obligation of $39.9 million was recorded as a liability on the balance sheet.  The following weighted- average assumptions were used to determine the projected benefit obligation as of April 16, 2005 – discount rate 5.48% and salary increases 3.00%.

Information as to the Company’s four defined benefit pension plans as of January 28, 2006, which is the measurement date of the plans, and for the period then ended is as follows (in thousands):

January 28, 2006

Change in benefit obligation
Benefit obligation at beginning of period	$(108,766)
Service cost	(1,468)
Interest cost	(4,356)
Actuarial gain	2,836
Benefits paid	4,154

Benefit obligation at end of period	(107,600)

Change in plan assets
Fair value of plan assets at beginning of period	68,824
Actual return on plan assets	9,459
Employer contributions	5,872
Benefits paid	(4,155)

Fair value of plan assets at end of period	80,000

Underfunded status	$(27,600)

Period Ended
January 28, 2006
Components of net periodic pension cost

Service cost	$1,468
Interest cost	4,356
Expected return on plan assets	(3,979)
Amount of recognized gains and losses	—

Net periodic pension cost	$1,845

The weighted-average assumptions used to determine the benefit obligation as of January 28, 2006 are as follows:

Discount rate	5.68%
Rate of compensation increase	3.00%

The weighted-average assumptions used to determine the net benefit cost for the period ended January 28, 2006 are as follows:

Discount rate	5.48%
Expected return on plan assets	7.50%
Rate of compensation increase	3.00%

Plan assets by major category as of January 28, 2006 are as follows:

	Target Range	Actual Allocation

Equity securities	50% to 60%	54%
Debt securities	40% to 50%	44%
Cash	0% to 10%	2%

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

Year	Amount

2007	$5,002
2008	5,092
2009	5,080
2010	5,205
2011	5,434
2012	5,735
2013-2017	61,124

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

The Company maintains a 401(k) savings plan for eligible employees.  The plan provides for matching contributions by the Company for all employees not covered by other union pension plans.  The Company’s contributions aggregated $1.4 million for the period ended January 28, 2006.

The Company also participates in seventeen multiemployer collective bargaining agreements that provide for employer contributions to fund union-sponsored pension and other benefits.  The Company’s contributions aggregated $3.9 million for the period ended January 28, 2006.  While the Company has not indicated an intention to withdraw from any multiemployer plan, such withdrawal could result in an obligation to the plans for a portion of unfunded benefit obligations of the particular plans.  The Company’s aggregate withdrawal liability at January 28, 2006 is approximately $70 million.

Note 12 – Commitments and Contingencies

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

The Company enters into various purchase commitments in the ordinary course of business.  In the opinion of management, no losses are expected to result from these purchase commitments (see Item 11. - “Executive Compensation – Stock Options”).

Note 13 – Stock Award Plan

On December 15, 2006, the Company established the 2006 Omnibus Award Plan (the “Award Plan”).  Pursuant to the provisions of the Award Plan, the Company can grant stock options, restricted stock, phantom stock and stock appreciation rights.  The amount of shares of common stock that can be granted are limited to 902,268 in the aggregate.

On December 15, 2006, the Company granted an aggregate of 150,000 shares of phantom stock to two officers of the Company.  The awards provide for a payment in cash on the settlement date of May 1, 2009, or earlier in certain circumstances, of the difference between the value of the Company’s common stock on the grant date and the settlement date.  In accordance with FASB Statement No. 123R, “Accounting for Share Based Payment,” the awards will be accounted for as compensation expense and a corresponding liability over the period to settlement date based on changes in the value of the Company’s common stock.

On May 14, 2007, the Company granted an aggregate of 22,685 shares of phantom stock to five non-officer directors.  The awards provide for a payment in cash on the settlement date, which is the earlier of when the individual ceases to be a member of the Company’s Board of Directors or upon the occurrence of a change in control, as defined, of the value of an equivalent number of shares of common stock.  The award was fully vested upon the grant date, and the Company will record a compensation charge with a corresponding liability for the fair value of the awards at date of grant.  The liability will be adjusted based on changes in value of the Company’s common stock, with a corresponding adjustment to compensation expense, at each period to settlement date.

Note 14 – Segment Information

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

The Company’s senior management utilizes more than one measurement to evaluate segment performance and allocate resources.  However, the dominant measures utilized are revenues and operating income before depreciation and amortization and unallocated overhead expenses.

The accounting policies of the reportable segments are the same as those described in Note 3 except that the Company accounts for inventory on a FIFO basis at the segment level compared to LIFO basis at the consolidated level.  The table below presents information with respect to operating segments as well as reconciliations to consolidated information (in thousands).

Period Ended January 28, 2006

		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$824,340	$171,907	$19,646	(1)	$1,015,893

Cost of sales	(579,288)	(158,656)	(13,715	)(2)	(751,659	)(4)
Selling and administrative expense	(207,260)	(6,438)	(26,863	)(3)	(240,561	)(4)

Operating income before depreciation and amortization	37,792	6,813	(20,932)		23,673

Depreciation and amortization	(16,291)	(1,337)	(1,170)		(18,798)

Operating income (loss)	21,501	5,476	(22,102)		4,875
Interest expense					(8,289)
Reorganization costs					(1,023)

Consolidated loss before income taxes					$(4,437)

Total assets as of January 28, 2006	$286,414 (5)	$23,744 (5)	$15,233	(6)	$325,391

Capital expenditures for the period ended January 28, 2006	$16,649	$—	$3,884		$20,533

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

(4)	Excludes depreciation and amortization of $3.3 million for cost of sales and $15.5 million for selling and administrative expenses.

(5)	The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(6)	Consists principally of fixed assets and inventory of the bakery operation and general corporate assets.

Note 15 – Allowance for Doubtful Accounts

An analysis of the changes to the allowance for doubtful accounts for the period from April 17, 2005 to January 28, 2006 was as follows (in thousands):

Balance at beginning of period	$3,243
Additions charged to costs and expenses	2,540
Accounts written off, net of recoveries	(2,609)
Balance at the end of period	$3,174

Note 16 – Quarterly Financial Data (Unaudited)

The following table presents our quarterly results of operations:

	For the period from April 17, 2005 through January 28, 2006
	1st	2nd	3rd	4th
	2-Week	13-Weeks	13-Weeks	13-Weeks
	Period	Ended	Ended	Ended
	April 30,	July 30,	October 29,	January 28,
Description	2005	2005	2005	2006
	(In thousands of dollars, except per share data)

Revenues	$46,065	$331,329	$315,373	$323,126

Gross profit	10,111	83,966	82,551	84,270

Net (loss) income	(1,119)	(5,193)	(2,635)	4,249

Per common share data
(Basic and Diluted):
Net (loss) income	$(0.13)	$(0.61)	$(0.31)	$0.50

Weighted average common shares issued or to be issued:
Basic and diluted:	8,498,752	8,498,572	8,498,752	8,498,752

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Our consolidated financial statements filed as part of this report appear beginning on page 20.

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-A12G/A filed on April 13, 2005). (Previously filed)

3.2	Amended and Restated By-Laws of Penn Traffic (incorporated by reference to Exhibit 2 to Form 8-A12G/A filed on June 29, 1999).

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

10.5

Amendment, dated December 28, 2006, to the Credit Agreement, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; General Electric Capital Corporation; JP Morgan Chase Bank, N.A.; The CIT Group/Business Credit; GECC Capital Markets Group, Inc.; and the other lenders signatory thereto from time to time. (Previously filed)

Exhibits No.

10.6

Amendment, dated December 28, 2006, to the Supplemental Loan Credit Agreement, dated as of April 13, 2005, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; Kimco Capital Corp.; and the other lenders signatory thereto from time to time. (Previously filed)

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

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated September 12, 2006 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 12, 2006).

21.1	Subsidiaries of The Penn Traffic Company. (Previously filed)

Exhibits No.

31.1	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of CEO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 8th day of May 2008.

THE PENN TRAFFIC COMPANY

By:	/s/ Gregory J. Young
Name:	Gregory J. Young
Title:	President and Chief Executive Officer