Form 10-K/A
period 2007-02-03
PENN TRAFFIC CO
filed 2008-05-09
CIK 77155

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☐  NO ☒

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was approximately $89,806,019 as of July 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, par value $.01 per share: 8,297,697 shares outstanding as of October 22, 2007

FORM 10-K/A INDEX

PART II.

Item	6.	Selected Financial Data	4

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item	8.	Financial Statements and Supplementary Data	20

PART IV.

Item	15.	Exhibits, and Financial Statement Schedules	51

Signatures			54

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

Explanation

The Penn Traffic Company (the “Company”) is filing this amendment to Form 10-K for the fiscal year ended February 3, 2007, filed with the Securities and Exchange Commission on October 31, 2007 to reflect the results of a restatement and to report in Note 18 selected quarterly financial data as supplementary information to the basic financial statements.  As a result of cancellation of debt in the Chapter 11 proceedings, the Company previously entirely eliminated all net operating loss carryforwards and reduced the tax basis of its long-lived assets effective January 29, 2006.  During the year ended February 2, 2008, the Company corrected the amount of debt forgiveness in the Chapter 11 proceedings that reduced tax attributes which results in an increase aggregating $66 million in the tax basis of its long-lived assets and net operating loss carryforwards. The correction resulted in an increase in deferred tax assets attributable to the net operating loss carryforwards, the recording of a related valuation allowance and a reduction in the deferred tax liability attributable to the increase in the tax basis of long-lived assets.  The net effect of the above was a $3.5 million reduction in the net deferred tax liability and a corresponding reduction in the carrying value of certain long-lived assets upon adoption of fresh-start reporting on April 16, 2005 and corresponding adjustments to income tax provision and depreciation expense for the period ended February 3, 2007 (see Note 4 to the consolidate financial statements).

We are amending the following to reflect the above.

PART II

Item	6.	Selected Financial Data

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item	8.	Financial Statements and Supplementary Data

PART IV

Item 15. Exhibits and Financial Statement Schedules

Except as described above, no other changes have been made to our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, as initially filed with the Securities and Exchange Commission on October 31, 2007 to reflect the result of a restatement.

PART II

ITEM 6.          SELECTED FINANCIAL DATA

Consolidated Five-Year Financial Summary

Set forth below is our selected historical consolidated financial data for the five fiscal years ended February 3, 2007.  As a result of the consummation of our plan of reorganization we adopted fresh-start reporting as of April 16, 2005.  The accounting periods ended on or prior to April 16, 2005 have been designated “Predecessor Company” and the periods subsequent to April 16, 2005 have been designated “Successor Company.”

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

The selected historical consolidated financial data for the 53-week period ended February 3, 2007 and the 41-week period ended January 28, 2006, are derived from our restated consolidated financial statements, which have been audited by Eisner LLP, independent accountants.  The Predecessor Company’s selected historical consolidated financial data for the 11-week period ended April 16, 2005, and the 52-week periods ended January 29, 2005, January 31, 2004 and February 1, 2003 are derived from our unaudited consolidated financial statements.  In addition, the selected historical consolidated financial data for the Successor Company should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

	(Audited and Restated)
	Successor Company		(Unaudited) Predecessor Company
	53 Weeks	41 Weeks	11 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
(In thousands of dollars,	February 3,	January 28,	April 16,	January 29,	January 31,	February 1,
except per share data)	2007 (1)	2006 (1)	2005	2005	2004	2003

Revenues	$1,310,905	$1,015,893	$265,260	$1,285,148	$1,307,977	$1,348,437

Costs and Operating Expenses:

Cost of sales (2)	981,419	754,995	195,533	955,609	973,393	999,880
Selling and administrative expenses (3)	345,523	255,503	71,414	312,826	325,388	319,118
Loss on store closings	1,308	520	—	—	—	—
Amortization of goodwill (5)	—	—	—	—	—	—
Asset impairment charge (4)	—	—	—	—	1,002	17,858
Goodwill impairment charge (5)	—	—	—	—	22,832	28,397

Operating (Loss) Income	(17,345)	4,875	(1,687)	16,713	(14,638)	(16,816)
Interest expense (6)	9,357	8,289	1,755	12,365	32,018	35,479
Gain on extinguishment of debt (7)	—	—	(182,831)	—	—	—
Reorganization expenses (8)	1,020	1,023	71,117	19,060	30,818	—

(Loss) income from Continuing Operations Before Income Taxes and Discontinued Operations	(27,722)	(4,437)	108,272	(14,712)	(77,474)	(52,295)

Provision (benefit) for income taxes (9)	228	261	(23,945)	251	755	(8,565)

(Loss) Income from Continuing Operations before Discontinued Operations	(27,950)	(4,698)	132,217	(14,963)	(78,229)	(43,730)
Loss from discontinued operations, net of tax (10)	—	—	(3,133)	(8,994)	(84,163)	(4,337)

Net (Loss) Income	$(27,950)	$(4,698)	$129,084	$(23,957)	$(162,392)	$(48,067)

Net Loss Per Share (Basic and Diluted)	$(3.29)	$(0.55)

No dividends on common stock have been paid during the past five fiscal years. Per share data is not presented for the periods ended on or prior to April 16, 2005 because of a general lack of comparability as a result of our revised capital structure.

Balance Sheet Data:
Total assets	307,467	325,391	414,579	394,225	454,417	739,974
Total debt (including capital leases)	65,154	51,252	67,473	156,201	164,555	356,925
Stockholders’ equity (deficit)	92,725	118,799	—	(133,606)	(99,021)	61,739

Other Data:
EBITDA (11)	11,317	25,130	3,100	39,511	31,596	53,506
Depreciation and amortization	27,134	18,798	4,712	21,985	21,697	26,173
LIFO (benefit) provision	1,528	1,457	75	813	703	(2,106)
Capital expenditures	22,926	20,533	4,148	21,244	6,377	56,439
Cash interest expense	8,398	7,222	1,753	10,520	27,542	32,858

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

(2)   During the fourth quarter of fiscal year 2003 we adopted Emerging Issues Task Force Issue No. 02-16 “Accounting by a Reseller for Cash Consideration Received from a Vendor”, or EITF 02-16.  EITF 02-16 requires that vendor allowances, including slotting allowances, be categorized as a reduction of cost of sales unless they are a reimbursement of costs incurred to sell the vendor’s products, in which case, the cash consideration should be characterized as a reduction of that cost.  EITF 02-16 also requires that rebates or refunds payable be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period if the customer completes a specified cumulative level of purchases from the vendor.  Adoption of this standard did not materially affect our net loss for fiscal year 2003.

(3)   During the fourth quarter of fiscal year 2003, we recorded a $3.6 million reduction of selling and administrative expenses associated with an adjustment to reserves for group health and general liability insurance.  The reserve balance for our sponsored group health insurance was reduced due to improved claims processing that decreased the claims incurred but not reported.  The increase in costs associated with the fiscal year ended February 3, 2007 and the fiscal periods ended January 28, 2006 and April 16, 2005 are primarily due to increases in professional fees.  In addition, fiscal year 2007 includes severance payments to prior management and employees of the closed Jamestown facility.

(4)   We adopted Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, during fiscal year 2003. SFAS 144 requires us to perform a review of the recorded value of our long-lived assets whenever changes in circumstances indicate the carrying value of the asset may not be recoverable.  During the fourth quarter of fiscal year 2003, we recorded a non-cash charge of $17.9 million related to the write-down of 16 of our operating retail stores and three closed stores to estimated fair market value.  In fiscal year 2004, we recorded a non-cash charge of $1.0 million for four retail stores.  The impairment charges under SFAS 144 resulted from lower estimated future cash flows that were due to a combination of factors, including the changes in the economic environment and a more challenging competitive environment during fiscal year 2003 and fiscal year 2004.  These factors reduced the profitability of our stores and caused us to conclude that the profitability of certain of our stores would not increase to a level that would enable the carrying value to be recovered.

(5)   We adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, in fiscal year 2003 and performed a transitional goodwill assessment, which resulted in no impairment.  SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite useful lives not be amortized but tested at least annually for impairment.  Since the adoption of SFAS 142, we no longer record amortization of goodwill in our Consolidated Statement of Operations.  During the fourth quarter of fiscal years 2003 and 2004, we completed an annual impairment review, which was further necessitated by the change in the economic and competitive environment, and we recorded non-cash charges for the impairment of goodwill of $28.4 million and $22.8 million, respectively.

(6)   As a result of our Chapter 11 filing on May 30, 2003, no principal or interest payments were made on or after such date on our formerly outstanding senior and senior subordinated notes.  Accordingly, no interest expense for these obligations has been accrued on or after such date.  Had such interest been accrued, interest expense would have increased by $7.4 million, $11.0 million and $2.3 million for fiscal years 2004, 2005 and the 11-week period ended April 16, 2005, respectively.

(7)   The gain on extinguishment of debt for the 11-week period ended April 16, 2005 consists of our extinguishment of the (i) allowed claims of our unsecured creditors, including trade claims, and (ii) Cash Balance Pension Plan assumed by Pension Benefit Guaranty Corporation and the former senior notes, which were exchanged primarily for shares of our common stock.

(8)          During the 53-week period ended February 3, 2007 and the 41-week period ended January 28, 2006, reorganization expense consisted of $1.0 million for professional fees.  During the 11-week period ended April 16, 2005, reorganization expense primarily consisted of $10.4 million of professional fees and $60.0 million of losses included in accumulated other comprehensive loss related to the Cash Balance Pension Plan, which was recognized in income on termination of the plan upon assumption thereof by the PBGC.  For fiscal year ended January 29, 2005, the reorganization expenses consisted of $17.9 million for professional fees related to the bankruptcy filing, $0.2 million loss on asset disposals and $0.9 million related to severances paid in connection with the reorganization.  For fiscal year 2004, the reorganization expenses were primarily for professional fees related to our plan of reorganization.

(9)          At February 3, 2007, we had a net operating loss carryforward for federal and state income tax purposes of approximately $58.9 million available to offset future taxable income through 2027.  See Note 4 of the audited condensed consolidated financial statements.

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

(10)    The loss from discontinued operations reflects operating results and (gains) losses on disposals of Big Bear Stores and other stores, which were closed or sold in connection with our reorganization during the fiscal years of 2004 and 2005 and the 11-week period ended April 16, 2005.  The losses (gains) for these periods are $33.6 million, ($1.9) million and ($0.3) million, respectively.

(11)    EBITDA is earnings from continuing operations before interest, taxes, depreciation, amortization, amortization of goodwill, asset impairment charge, goodwill impairment charge, and LIFO provision.  EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities or liquidity, or as an alternative to any generally accepted accounting principle measure of performance.  We report EBITDA as it is an important measure utilized by management to monitor the operating performance of our business.  We also believe that EBITDA assists investors and other interested parties in evaluating our capacity to service our debt.  Our reported EBITDA may not be comparable to similarly titled measures used by other companies.  Below is a table that sets forth the reconciliation of operating (loss) income to EBITDA.

	(Audited)
	Successor Company
	Restated		(Unaudited) Predecessor Company
	53 Weeks	41 Weeks	11 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	February 3,	January 28,	April 16,	January 29,	January 31,	February 1,
(In thousands of dollars)	2007	2006	2005	2005	2004	2003

Operating (Loss) Income	$(17,345)	$4,875	$(1,687)	$16,713	$(14,638)	$(16,816)

Depreciation and amortization	27,134	18,798	4,712	21,985	21,697	26,173
Amortization of goodwill	—	—	—	—	—	—
Asset impairment charge	—	—	—	—	1,002	17,858
Goodwill impairment charge	—	—	—	—	22,832	28,397
LIFO provision (benefit)	1,528	1,457	75	813	703	(2,106)

EBITDA	$11,317	$25,130	$3,100	$39,511	$31,596	$53,506

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As discussed in Note 2 to the accompanying Consolidated Financial Statements, we emerged from our Chapter 11 proceedings on April 13, 2005.  For financial reporting purposes, we accounted for the consummation of our plan of reorganization as of the close of business on April 16, 2005.  In accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” we have applied fresh-start reporting as of the close of business on April 16, 2005, which has resulted in significant changes to the valuation of certain of our assets and liabilities, and to our stockholders’ equity.  In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes.  The periods ended on or prior to April 16, 2005 have been designated “Predecessor Company” and the periods subsequent to April 16, 2005 have been designated “Successor Company.”  For purposes of the discussion of the unaudited Results of Operations, the 11-week period ended April 16, 2005 and the audited and restated 41-week period ended January 28, 2006 have been deemed noncomparible to prior fiscal years.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the 53-week period ended February 3, 2007 and the 41-week period ended January 28, 2006.

	(Audited and	(Audited and
	Restated	Restated
	53-Weeks	41-Weeks
	Ended	Ended
	February 3, 2007	January 28, 2006

Revenues	100.0%	100.0%

Gross profit (1)	25.1	25.7

Selling and administrative expenses	26.4	25.1

Loss on store closings	0.1	0.1

Operating (loss) income	(1.3)	0.5

Interest expense	0.7	0.8

Reorganization expenses	0.1	0.1

Income tax provision	0.0	0.0

Net loss	(2.1)	(0.5)

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

Selling and Administrative Expenses

Selling and administrative expenses for the 53-week period ended February 3, 2007, were $345.5 million or 26.4% of revenues, compared to $255.5 million or 25.1% of revenues, for the 41-week period ended January 28, 2006.  The increase in selling and administrative expenses as a percentage of revenues was principally due to non-recurring expenses, totaling $11.4 million, which consisted principally of $4.1 million of SEC investigation related legal fees, $2.8 million in severance payments to prior management and employees of the closed Jamestown facility, $1.5 million in professional fees, and $0.8 million of costs associated with obtaining new management.

Depreciation and Amortization

Depreciation and amortization expense was $27.1 million or 2.1% of revenues, for the 53-week period ended February 3, 2007 compared to $18.8 million or 1.9% of revenues, for the 41-week period ended January 28, 2006.  The increase in depreciation and amortization as a percent of revenues in the 53-week period was primarily due to depreciation of additions in fiscal year 2007 of approximately $22.9 million.

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

Income Tax Provision

The income tax provision for the 53-week period ended February 3, 2007 was $0.2 million and less than 0.1% of revenues.  Income tax provision for the 41-week period ended January 28, 2006 was $0.3 million and less than 0.1% of revenues.

During Fiscal 2007 and 2006 we provided for only minimal state taxes and capital/franchise tax.

Net Loss

Net loss for the 53-week period ended February 3, 2007 was $28.0 million or 2.1% of revenues, compared to a net loss of $4.7 million or 0.5% of revenue during the 41-week period ended January 28, 2006.  The increase in net loss as a percentage of revenues in the 53-week period is primarily due to an $8.3 million increase in depreciation and amortization and the recording of $11.4 million in non-recurring expenses during fiscal year 2007.

Results of Operations (continued)

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the 41-week period ended January 28, 2006 and the 11-week period ended April 16, 2005.

	(Audited and	(Unaudited)
	Restated)	Predecessor
	Successor Company	Company
	41-Weeks	11-Weeks
	Ended	Ended
	January 28, 2006	April 16, 2005

Revenues	100.0%	100.0%

Gross profit (1)	25.7	26.3

Selling and administrative expenses	25.1	26.9

Loss on store closings	0.1	0.0

Operating income	0.5	(0.6)

Interest expense	0.8	0.7

Extinguishment of debt	0.0	(68.9)

Reorganization item	0.1	26.8

Income tax provision	0.0	(9.0)

Discontinued operations	0.0	1.2

Net (loss) income	(0.5)	48.7

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

Selling and Administrative Expenses

Selling and administrative expenses for the 41-week period ended January 28, 2006 were $255.5 million, or 25.1% of revenues, and for the 11-week period ended April 16, 2005 were $71.4 million, or 26.9% of revenues.

Depreciation and Amortization

Depreciation and amortization expense was $18.8 million, or 1.9% of revenues, for the 41-week period ended January 28, 2006 and $4.7 million, or 1.8% of revenues, for the 11-week period ended April 16, 2005.  Depreciation and amortization expense increased in fiscal year 2006 primarily due to the shortening of the asset life for our property, equipment and machinery, an increase in carrying value of favorable leases and the addition of two new intangible assets (Pharmacy Scripts and Software) with the implementation of fresh-start reporting in connection with our reorganization.  The increase in depreciation and amortization expense was partially offset by the recording of unfavorable leases associated with the implementation of fresh-start reporting in connection with our reorganization.

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

Income Taxes

Income tax provision for the 41-week period ended January 28, 2006 was $0.3 million, or less than 0.1% of revenues.  For the 11-week period ended April 16, 2005, the income tax provision was $23.9 million, or 9.0% of revenues.

During fiscal year 2006 we provided for only minimal state taxes and capital/franchise tax and reset our deferred tax liability due to our emergence from bankruptcy.

At January 29, 2005, we had approximately $58.9 million of federal net operating loss carryforwards, as well as certain state net operating loss carryforwards.

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

Contractual Obligations and Commitments

The table below presents our significant contractual obligations at February 3, 2007 (in thousands of dollars):

					Total
Commitment expires				Other	Contractual
during the	Long-term	Capital Lease	Operating	Long-term	Cash
Fiscal Year Ending	Debt (1)	Obligations (2)(3)	Leases (3)	Liabilities (4)	Obligations

February 2, 2008	$314	$2,855	$20,092	$8,633	$31,894
January 31, 2009	48,778	2,855	20,020	5,062	76,715
January 30, 2010	296	2,781	16,158	3,068	22,303
January 29, 2011	321	1,944	14,459	2,043	18,767
January 28, 2012	259	1,496	12,299	1,680	15,734
Thereafter	2,758	11,269	59,116	672	73,815

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

We have also made certain contractual commitments that extend beyond February 3, 2007 as shown below (in thousands of dollars):

	Stand-by
	Letters of	Surety
	Credit (1)	Bonds (2)

Total amounts committed	$48,349	$7,495

(1)                       Letters of credit are primarily associated with supporting workers’ compensation obligations and are renewable annually.

(2)                       We are required to maintain surety bonds for varying periods of up to three years from the date of issuance.

Impact of New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” or FIN 48, effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in tax positions.  FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination.  We are currently evaluating the effect of adopting FIN 48.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)”, or EITF 06-3, effective for periods beginning after December 15, 2006.  EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis.  We record sales net of applicable sales taxes and intend to continue such policy.  Therefore, the adoption of EITF 06-3 will have no effect on the presentation of our revenues and expenses.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” or SFAS 157, effective for fiscal years beginning after November 15, 2007.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  We are currently evaluating the effect of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an amendment of FASB Statement No. 115, or SFAS 159, effective for fiscal years ending after November 15, 2007.  SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to distinguish on the face of the statement of financial position the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  We are currently evaluating the effect of adopting SFAS 159.

Critical Accounting Policies

Critical accounting policies are those accounting policies that are very important to the portrayal of our financial condition and which require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our significant accounting policies are summarized in Note 3 to the consolidated financial statements.

We believe the following accounting policies to be critical and could result in materially different amounts being reported under different conditions or using different assumptions:

Reserve for Store Closures

Reserves for closed stores are recorded in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” or SFAS 146.  We record a liability for the estimated future cash flows (including future lease commitments, net of estimated cost recoveries) and miscellaneous closing costs.  Future cash flows are estimated based on our knowledge of the market in which the closed stores are located.  The estimates of future cash flows are then discounted to the present, based on the interest rate of our real estate facility term loan.  These estimates of discounted future cash flows could be affected by changes in real estate markets, other economic conditions and the interest rate used in such calculations.

Impairment of Long-lived Assets

Annually or whenever changes in circumstance indicate that the carrying value of an asset may not be recoverable, we review our long-lived assets for impairment at the individual store level based on estimated future undiscounted cash flows attributable to such assets.  This review is in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144.

In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, such assets are written down to their fair value.  In estimating future cash flows, management considers historical performance and assesses the effect of projected changes in competition, maturation of new stores and store remodels, merchandising and marketing strategies and general market conditions.  Fair values were determined either by management, based on management’s knowledge of local real estate markets and the value of equipment utilized in the supermarket industry, or by an independent third party valuation firm.  No assurance can be given that the actual future cash flows will be sufficient to recover the carrying value of long-lived assets.  Any reductions in the carrying value resulting from the application of this policy are reflected in the Consolidated Statement of Operations as “Asset impairment charge.”

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

Pension Accounting

We currently are sole sponsors of four tax-qualified defined benefit pension plans.  In accordance with the provisions of SOP 90-1, upon emergence from bankruptcy, we recorded the underfunded status of each of the defined benefit plans as a liability on our balance sheet.  As of January 28, 2006, we adopted the provisions of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” or SFAS 158, and in accordance therewith reflected the underfunded status of the plans in our balance sheet at such date.  Prospectively, we have adjusted the liability to reflect the current funded status of the plan.  Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income.  The adoption of SFAS 158 resulted in the recognition of $8.3 million of unrecognized actuarial gains which arose during the period ended January 28, 2006 and a corresponding reduction in the defined benefit pension plan liability at January 28, 2006.  Such unrecognized gains, net of deferred taxes of $3.4 million were credited to accumulated other comprehensive income in the amount of $4.9 million.  The adoption of SFAS 158 had no effect on our consolidated statement of operations for the period ended January 28, 2006.

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

Pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our pension plans’ assets, a discount rate, and an assumed rate of compensation increase.  After consultation with our actuaries, we determined these actuarial assumptions at our fiscal year end to calculate liability information as of that date and pension expense for the following year.  The discount rate assumption is determined based on the internal rate of return for Citigroup Pension Liability Index with maturities that are consistent with projected future plan cash flows.  The assumed discount rate used to determine pension expense for the period ended January 28, 2006 was 5.48%.  The assumed discount rate at January 28, 2006 of 5.68% was used to determine pension expense for Fiscal 2007.

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

Consolidated Financial Statements as of February 3, 2007 and January 28, 2006 and for the year ended February 3, 2007 and the period from April 17, 2005 to January 28, 2006:

Report of Independent Registered Public Accounting Firm	21

Consolidated Financial Statements:

Balance Sheets	22

Statements of Operations	24

Statements of Cash Flows	25

Statements of Stockholders’ Equity	26

Notes to Financial Statements	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

The Penn Traffic Company

Syracuse, New York

We have audited the accompanying consolidated balance sheets of The Penn Traffic Company (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for the year ended February 3, 2007 and the period from April 17, 2005 (effective date of plan of reorganization for accounting purposes) to January 28, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The selected quarterly financial data required by item 302(a) of Regulation S-K, which had previously been omitted, is included in Note 18 to the consolidated financial statements.

We also were engaged to audit, in accordance with the standards of Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2007, disclaimed an opinion thereon.

/s/ Eisner LLP

New York, New York

September 6, 2007, except for the third paragraph of Note 13 and the effects of the restatement discussed in Note 4, as to which the dates are September 17, 2007 and April 11, 2008, respectively.

The Penn Traffic Company

Consolidated Balance Sheets

(In thousands, except share and per share data)

	February 3,	January 28,
	2007	2006
	Restated	Restated
	(Note 4)	(Note 4)
ASSETS

Current Assets:
Cash and cash equivalents	$24,661	$12,432
Accounts and notes receivable (less allowance for doubtful accounts of $3,736 and $3,174, respectively)	35,112	36,970
Inventories (Note 3)	100,035	113,467
Prepaid expenses and other current assets	8,469	6,157
	168,277	169,026

Capital Leases:
Capital leases	12,023	12,023
Less: Accumulated amortization	(2,168)	(1,026)
	9,855	10,997

Fixed Assets:
Land	9,313	11,588
Buildings	13,214	13,621
Equipment and furniture	94,742	83,378
Vehicles	7,766	6,749
Leasehold improvements	9,050	5,062
	134,085	120,398
Less: Accumulated depreciation	(37,597)	(15,999)
	96,488	104,399

Other Assets:
Intangible assets (Note 6)	25,188	33,025
Deferred tax asset	3,621	2,609
Other assets	4,038	5,335
	32,847	40,969

Total Assets	$307,467	$325,391

The accompanying notes are an integral part of these statements.

	February 3,	January 28,
	2007	2006
	Restated	Restated
	(Note 4)	(Note 4)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases (Note 5)	$1,472	$1,310
Current maturities of long-term debt (Note 7)	314	278
Accounts payable	34,704	36,695
Other current liabilities (Note 8)	49,653	46,294
Accrued interest expense	30	557
Deferred income taxes (Note 10)	13,542	13,302
Liabilities subject to compromise (Note 9)	2,696	2,871
	102,411	101,307

Non-current Liabilities:
Obligations under capital leases (Note 5)	10,956	12,429
Long-term debt (Note 7)	52,412	37,235
Defined benefit pension plan liability (Note 12)	22,150	27,600
Other non-current liabilities (Note 8)	26,813	28,021
	112,331	105,285

Total Liabilities	214,742	206,592

Commitments and Contingencies (Notes 5, 7, 13 and 13)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares, $.01 par value; none issued at both dates	—	—
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,498,752 shares at both dates	85	85
Capital in excess of par value	118,493	118,493
Deficit	(32,648)	(4,698)
Accumulated other comprehensive income	6,795	4,919
Total stockholders’ equity	92,725	118,799

Total Liabilities and Stockholders’ Equity	$307,467	$325,391

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended	Period from
	February 3,	April 17, 2005 to
	2007	January 28, 2006
	Restated	Restated
	(Note 4)	(Note 4)

Revenues	$1,310,905	$1,015,893

Cost and operating expenses
Cost of sales	981,419	754,995
Selling and administrative expenses	345,523	255,503
Loss on store closings	1,308	520
	1,328,250	1,011,018

Operating (loss) income	(17,345)	4,875
Interest expense	9,357	8,289
Reorganization expenses	1,020	1,023

Loss before income taxes	(27,722)	(4,437)
Income tax expense	228	261

Net loss	$(27,950)	$(4,698)

Shares outstanding and to be issued	8,498,752	8,498,752

Net Loss Per Share (Basic and Diluted) (Note 3)	$(3.29)	$(0.55)

The Penn Traffic Company

Consolidated Statements of Cash Flows

(In thousands)

		Period from
	Year Ended	April 17, 2005 to
	February 3, 2007	January 28, 2006
	Restated	Restated
	(Note 4)	(Note 4)
Operating Activities:
Net loss	$(27,950)	$(4,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,134	18,798
Amortization of deferred financing cost	1,201	1,066
Loss (gain) on sale of fixed assets	539	(605)

Net change in operating assets and liabilities:
Accounts and notes receivable, net	1,858	3,446
Prepaid expenses and other current assets	(2,312)	5,276
Inventories	12,996	3,051
Liabilities subject to compromise	(175)	(5,626)
Accounts payable and other current liabilities	841	(10,659)
Other assets	96	444
Defined benefit pension plan	(2,278)	(4,044)
Other non-current liabilities	636	(1,799)

Net Cash Provided by Operating Activities	12,586	4,650

Investing Activities:
Acquisitions	(1,531)	—
Capital expenditures	(22,926)	(20,533)
Proceeds from sale of fixed assets	10,271	605

Net Cash Used in Investing Activities	(14,186)	(19,928)

Financing Activities:
Payments of mortgages	(287)	(208)
Net borrowings (repayments) under credit facility	15,500	(500)
Reduction in capital lease obligations	(1,384)	(886)

Net Cash Provided by (Used In) Financing Activities	13,829	(1,594)

Net increase (decrease) in cash and cash equivalents	12,229	(16,872)

Cash and cash equivalents at the beginning of period	12,432	29,304

Cash and cash equivalents at end of period	$24,661	$12,432

The Penn Traffic Company

Consolidated Statement of Stockholders’ Equity

For the year ended February 3, 2007 and the period from April 17, 2005 to January 28, 2006

(In thousands)

	Common Stock	Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Common stock issued and to be issued in connection with plan of reorganization	$85	$118,493	$—	$—	$118,578

Net loss for the 41-week period ended January 28, 2006	—	—	(4,698)	—	(4,698)
Unrecognized actuarial gain of pension plans, net of deferred taxes of $3,396	—	—	—	4,919	4,919

Balance at January 28, 2006	85	118,493	(4,698)	4,919	118,799
Restated (Note 4)

Net loss for the year ended February 3, 2007	—	—	(27,950)	—	(27,950)
Unrecognized actuarial gain of pension plans, net of deferred taxes of $1,296	—	—	—	1,876	1,876
Comprehensive loss	—	—	—	—	(26,074)

Balance at February 3, 2007	$85	$118,493	$(32,648)	$6,795	$92,725
Restated (Note 4)

The Penn Traffic Company

Notes to Consolidated Financial Statements

Note 1 – Description of Business

The Penn Traffic Company and its subsidiaries (the “Company”) are engaged in the retail food business and the wholesale food distribution business.  As of February 3, 2007, the Company operated 106 supermarkets under the “P&C”, “Quality” and “Bi-Lo” banners in upstate New York, Pennsylvania, Vermont and New Hampshire, and supplied 119 independent supermarkets and other independent wholesale accounts.  The Company services these owned and independent supermarkets and independent wholesale accounts through five distribution centers and a bakery.

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

The reorganization value of the Company upon emergence from the Chapter 11 proceedings was approximately $195 million.  The reorganization value represents the debt and equity value of the Company as of the effective date.  Such value, which was determined with the assistance of the Company’s financial advisors, was based upon various valuation methods, including discounted cash flow methodologies and analysis of comparable companies.  The equity value of the Company upon reorganization amounting to approximately $118 million, was determined after taking into account approximately $77 million of debt, consisting of long-term debt, obligations under capital leases and defined benefit pension plan liabilities, net of related deferred taxes.  In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values.  The fair values of the Company’s long-lived assets were determined, in part, using information provided by third-party appraisers.  The excess of approximately $28.2 million of the aggregate fair value of the Company’s tangible and identifiable intangible assets less non-interest bearing liabilities over the total reorganization value has been recorded as a pro rata reduction of non-current assets.

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

Cost of Sales

Cost of sales includes the cost of product and related warehousing and freight costs.  Vendor allowances are recorded as a reduction of cost of sales when the related product is sold in accordance with the provisions of Emerging Issues Task Force Issue 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  Vendor allowances, including early payment discounts, volume rebates, and funds for product placement and advertising, are generally recorded as a reduction of inventory cost based on average inventory turnover rates by product category.

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

Inventories

Inventories, consisting primarily of grocery and pharmacy products, are stated at the lower of cost or market.  Cost is determined using the last-in, first-out method (“LIFO”) using the estimated fair value of inventory on April 16, 2005 upon adoption of fresh-start reporting to determine LIFO cost for financial reporting purposes.  If cost had been determined using the first-in, first-out method (“FIFO”), inventories would have been $3.0 million and $1.5 million higher than reported at February 3, 2007 and January 28, 2006, respectively.

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

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.”  SFAS 123(R) supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  SFAS 123(R) is required to be adopted in the first annual reporting period beginning after June 15, 2005.  Accordingly, the Company adopted SFAS 123(R) effective January 29, 2006.  The adoption of SFAS 123(R) did not have a material effect on the financial statements for year ended February 3, 2007 (see Note 14).

Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  Common shares issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan.  At both February 3, 2007 and January 28, 2006, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims (see Note 9).

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

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (“EITF 06-3”) effective for periods beginning after December 15, 2006.  EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis.  The Company records sales net of applicable sales taxes and intends to continue such policy.  Therefore, the adoption of EITF 06-3 will have no effect on the presentation of the Company’s revenues and expenses.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”) effective for fiscal years ending after November 15, 2007.  SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  The Company is currently evaluating the effect of adopting SFAS 159.

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

	Period Ended	Period Ended
	February 3,	January 28,
	2007	2006

Net loss as previously reported	$(21,225)	$(3,811)

Reduction in depreciation of long-lived assets	351	277
Reduction in income tax benefit	(7,076)	(1,164)

Net loss as restated	$(27,950)	$(4,698)

Net loss per share (basic and diluted):
As previously reported	$(2.50)	$(0.45)
Restated	(0.79)	(0.10)
As restated	$(3.29)	$(0.55)

The balance sheets at February 3, 2007 and January 28, 2006, have been restated as follows:

	February 3, 2007
			Change
	As previously		Increase /
	reported	As restated	(decrease)

Intangible assets, net	$30,451	$25,188	$(5,263)
Fixed assets, net	99,364	96,488	(2,876)

Deferred income taxes:
Other assets	—	3,621	3,621
Current liabilities	7,816	13,542	5,726
Non-current liabilities	2,632	—	(2,632)
	10,448	9,921	527

Stockholders’ equity	$100,337	$92,725	$(7,612)

	January 28, 2006
	As previously	As restated	Change

Intangible assets, net	$36,220	$33,025	$(3,195)
Fixed assets, net	107,629	104,399	(3,230)

Deferred income taxes:
Other assets	—	2,609	2,609
Current liabilities	7,900	13,302	5,402
Non-current liabilities	8,331	—	(8,331)
	16,231	10,693	5,538

Stockholders’ equity	$119,686	$118,799	$(887)

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

The following is a summary of future minimum rent payments for operating leases and for capital leases as of February 3, 2007 (in thousands):

Fiscal Year Ending	Operating Leases	Capital Leases

February 2, 2008	$21,092	$2,855
January 31, 2009	20,020	2,855
January 30, 2010	16,158	2,781
January 29, 2011	14,459	1,944
January 28, 2012	12,299	1,496
Thereafter	59,116	11,269

Total minimum lease payments	$143,144	23,200

Less: Amount representing interest		10,772

Present value of net minimum lease payments		12,428

Less: Current portion		1,472

Long-term obligations under capital leases		$10,956

Future minimum rent payments have not been reduced by minimum sublease rent income of $8.6 million due in the future under non-cancelable subleases.

Rent expense under operating leases for the year ended February 3, 2007 was $18.7 million and for the period ended January 28, 2006 was $10.7 million as follows (in thousands):

	Year Ended	Period Ended
	February 3, 2007	January 28, 2006
Minimum rent	$21,791	$13,115
Contingent rent	238	201
Less: sublease rent	(3,281)	(2,625)
Net rent expense	$18,748	$10,691

Note 6 – Intangible Assets

Intangible assets as of February 3, 2007 and January 28, 2006 consist of the following (in thousands):

	February 3, 2007			January 28, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets (1):
Favorable leases	$22,525	$(2,918)	$19,607	$24,584	$(1,365)	$23,219
Pharmacy prescription files	7,514	(3,172)	4,342	9,527	(1,657)	7,870
Computer software	2,152	(913)	1,239	2,337	(401)	1,936

Total	$32,191	$(7,003)	$25,188	$36,448	$(3,423)	$33,025

(1)	Reduced by approximately $5.0 million and $3.0 million at February 3, 2007 and January 28, 2006, respectively by reduction in pre-reorganization deferred tax valuation allowance (see Note 10).

Aggregate amortization expense:

For the year ended February 3, 2007	$4,236

For the period ended January 28, 2006	$3,423

Future Amortization:

Fiscal Year Ending:
February 2, 2008	$2,794
January 31, 2009	2,794
January 30, 2010	3,352
January 29, 2011	1,693
January 28, 2012	1,229
Thereafter	13,326

$25,188

Note 7 – Debt

Debt consists of the following as of February 3, 2007 and January 28, 2006 (in thousands):

	February 3,	January 28,
	2007	2006

Revolving credit facility, interest (7.82% at February 3, 2007 and 6.60% at January 28, 2006) at prime plus .50% to 1.25% or LIBOR plus 2.00% to 2.75%, maturing April 13, 2008	$17,000	$17,000

Term loan facility, interest (13.25% at February 3, 2007 and 12.25% at January 28, 2006) at prime plus 5.00%, maturing April 13, 2008	6,000	6,000

Supplemental real estate credit facility, interest (13.75% at February 3, 2007 and 12.75% at January 28, 2006) at prime plus 5.50%, maturing April 13, 2008	25,500	10,000

Mortgages payable, interest at 6.125% to 12%, maturing at various dates through May 1, 2021	4,226	4,513

Total debt	52,726	37,513

Less: Current portion of long-term debt	314	278

Total long-term debt	$52,412	$37,235

Maturities of debt over the next five years are as follows (in thousands):

Fiscal Year Ending:
February 2, 2008	314
January 31, 2009	48,778
January 30, 2010	296
January 29, 2011	321
January 28, 2012	259
Thereafter	2,758

$52,726

On April 16, 2005, upon emergence from Chapter 11 proceedings, the Company entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130 million revolving credit facility and a $6 million term loan.  Also on April 16, 2005, the Company entered into a supplemental real estate credit facility with another group of lenders, providing for borrowings of up to $28 million. Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At February 3, 2007, outstanding borrowings under both facilities aggregated $48.5 million and outstanding letters of credit under the revolving credit facility, which are primarily associated with supporting workers’ compensation obligations, amounted to approximately $48 million. At such date, availability in excess of outstanding borrowings and letters of credit was approximately $42 million. Borrowings under the revolving credit and term loan facility are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on realty owned by the Company.

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

The Company also has borrowings under mortgages secured by first liens on the related properties.

Note 8 – Other Current and Other Non-Current Liabilities

Other current and non-current liabilities as of February 3, 2007 and January 28, 2006 consist of the following (in thousands):

	February 3,	January 28,
	2007	2006

Other Current Liabilities:

Payroll and related payroll taxes	$5,622	$2,938
Other taxes payable	2,837	2,627
Workers compensation	7,270	9,980
Vacation and other compensated absences	12,322	12,329
Reorganization costs	134	250
Employee benefits	4,364	5,310
Employee severance	2,546	—
State lottery	2,404	2,345
Utilities	2,196	2,195
Professional fees	373	1,680
Other accrued liabilities	9,585	6,640

Total	$49,653	$46,294

Other Non-Current Liabilities:

Workers compensation	$16,106	$16,172
Unfavorable leases	3,475	5,767
General liability insurance	1,374	1,294
Asset retirement obligations	959	928
Step rent liability	2,180	705
PBGC settlement	869	2,500
Store closing costs	1,850	655

Total	$26,813	$28,021

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

Note 10 – Income Taxes

The Company files a consolidated federal income tax return.  The components of income tax expense for the year ended February 3, 2007 and for the period ended January 28, 2006 are as follows (in thousands):

	Restated	Restated
	Year Ended	Period Ended
	February 3, 2007	January 28, 2006
	(see Note 4)

Current tax provision
Federal	$—	$—
State	228	261

Total income tax expense	$228	$261

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate and actual income tax expense (in thousands):

	Year Ended	Period Ended
	February 3, 2007	January 28, 2006

Federal income tax benefit at statutory rate (35%)	$(9,703)	$(1,553)
State income taxes, net of federal income tax effect	148	170
Non-deductible expenses	14	602
Valuation allowance	9,769	1,042
Total income tax expense	$228	$261

The significant components of deferred income tax assets and liabilities as of February 3, 2007 and January 28, 2006 are as follows (in thousands):

	February 3,	January 28,
	2007	2006

Current deferred income tax assets / (liabilities)

Reserves and accruals	$11,409	$11,295
Valuation allowance	(7,069)	(5,402)
Current deferred tax assets	4,340	5,893

Inventories	(17,882)	(19,195)
Net current deferred tax liabilities	(13,542)	(13,302)

Non-current deferred income tax assets / (liabilities)

Reserves and accruals	8,289	7,781
Pensions	9,048	11,274
Goodwill (1)	4,218	5,695
Capital lease obligations	5,077	5,612
Net operating loss carryforward	24,069	17,760
Valuation allowance	(33,411)	(24,320)
Non-current deferred tax assets	17,290	23,802

Beneficial leases and other intangible assets	(8,994)	(11,122)
Fixed assets	(649)	(5,579)
Capital leases	(4,026)	(4,492)
Non-current deferred tax liabilities	(13,669)	(21,193)

Net non-current deferred tax assets	3,621	2,609

Net deferred income tax (liabilities)	$(9,921)	$(10,693)

(1)                      Represents tax basis of deductible goodwill arising from acquisitions consummated in prior years.

At February 3, 2007, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $58.9 million available to offset future taxable income from 2009 through 2027.

A valuation allowance of $40.5 million and $29.7 million was established at February 3, 2007 and January 28, 2006 to offset the net operating loss carryforward and other deferred tax assets to the extent it is more likely than not, based upon available evidence, that the recorded value will not be realized.  Realization is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of certain taxable temporary differences.  In providing the valuation allowance, no reversal of the taxable temporary difference arising from a portion of LIFO inventory was considered to occur during such period as the period in which such reversal may occur is not presently determinable. During fiscal 2007 and the period ended January 28, 2006, the valuation allowance increased by $10.8 million and $4.2 million, respectively.

To the extent net operating loss carryforwards or deductible temporary difference arising prior to the Company’s emergence from Chapter 11 proceedings for which a valuation allowance has been provided are realized, the resulting benefits will be allocated first to reduce intangible assets until they are totally eliminated and thereafter reported as an increase to additional paid-in capital.  As of February 3, 2007, approximately $21.0 million of the valuation allowance relates to pre-reorganization net operating loss carryforwards and deductible temporary differences after reduction of $5.0 million which has reduced intangible assets.

Note 11 – Acquisitions and Dispositions

In March and April 2006, the Company acquired two retail stores for an aggregate purchase price of $1.5 million.  The cost of the acquisitions was allocated $0.5 million to inventories and $1.0 million to equipment.

During the year ended February 3, 2007, the Company disposed of five stores of which four were closed and one was sold.  It is anticipated that revenues will continue to be generated from customers of three closed stores in Company stores located in the same vicinity.  In addition, it is anticipated that the sold store will continue to be serviced from the Company’s distribution centers thereby continuing to generate revenue for the Company.  The revenues and operating results of the remaining closed store were not significant.  During the period ended January 28, 2006, the Company closed one store for which the revenues and operating results were not significant.  Accordingly, the operations of the stores have not been reported as discontinued operations in the accompanying financial statements.  The Company incurred approximately $1.3 million and $0.5 million of store closing costs related to leases and terminated employees during 2007 and 2006, respectively.

In January 2007, the Company announced the closing of a leased distribution center used for the distribution of general merchandise and health and beauty products.  At the same time, the Company entered into a five-year supply agreement with a third party to provide the merchandise previously distributed from the distribution center.  In connection with the announced closing, in January 2007, the Company recorded a liability of $1.4 million for termination benefits (included in selling and administrative expenses) which were communicated to the distribution center’s employees at such time.  The Company ceased use of the facility in March 2007, at which time the Company recorded a liability of $1.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the distribution center.  In addition, in March 2007, the Company sold its remaining inventory located in the distribution center to the third party at current cost.  The carrying value of such inventory at February 3, 2007 was approximately $4.8 million.

Note 12 – Retirement Plans

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

In accordance with the provisions of SOP 90-1, upon emergence from bankruptcy, the Company recorded the underfunded status of each of the defined benefit plans as a liability on the balance sheet.  As of January 28, 2006, the Company adopted the provisions of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) and in accordance therewith reflected the underfunded status of the plans in its balance sheet at such date.  Prospectively, the Company will adjust the liability to reflect the current funded status of the plan.  Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income (loss).  The adoption of SFAS 158 resulted in the recognition of $8.3 million of unrecognized actuarial gains which arose during the period ended January 28, 2006 and a corresponding reduction in the defined benefit pension plan liability at January 28, 2006.  Such unrecognized gains, net of deferred taxes of $3.4 million were credited to accumulated other comprehensive income in the amount of $4.9 million.  The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the period ended January 28, 2006 and it will not effect the Company’s operating results in future periods.

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

Information as to the Company’s four defined benefit pension plans as of February 3, 2007 and January 28, 2006, which are the measurement dates of the plans, and for the year/period then ended is as follows (in thousands):

	February 3,	January 28,
	2007	2006

Change in benefit obligation
Benefit obligation at beginning of period	$(107,600)	$(108,766)
Service cost	(1,982)	(1,468)
Interest cost	(5,975)	(4,356)
Actuarial gain	3,757	2,836
Benefits paid	5,002	4,154

Benefit obligation at end of period	(106,798)	(107,600)

Change in plan assets
Fair value of plan assets at beginning of period	80,000	68,824
Actual return on plan assets	5,391	9,459
Employer contributions	4,259	5,872
Benefits paid	(5,002)	(4,155)

Fair value of plan assets at end of period	84,648	80,000

Underfunded status	$(22,150)	$(27,600)

	Year Ended	Period Ended
	February 3,	January 28,
	2007	2006

Components of net periodic pension cost for the year ended February 3, 2007 and for the period ended January 28, 2006 are as follows:

Service cost	$1,982	$1,468
Interest cost	5,975	4,356
Expected return on plan assets	(5,975)	(3,979)
Amount of recognized gains and losses	—	—

Net periodic pension cost	$1,982	$1,845

The weighted-average assumptions used to determine the net benefit obligations as of February 3, 2007 and January 28, 2006 are as follows:

	Year Ended	Period Ended
	February 3,	January 28,
	2007	2006

Discount rate	5.97%	5.68%
Rate of compensation increase	3.00%	3.00%

The weighted-average assumptions used to determine the net benefit cost for the year ended February 3, 2007 and for the period ended January 28, 2006 are as follows:

	Year Ended	Period Ended
	February 3,	January 28,
	2007	2006

Discount rate	5.68%	5.48%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%

Amounts in accumulated other comprehensive income will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s accounting policy for amortizing such amounts.  Included in accumulated other comprehensive income at February 3, 2007 are unrecognized actuarial gains of $11.5 million ($6.8 million net of taxes), of which $0.1 million is expected to be recognized as a component of net periodic pension cost for the year ending February 2, 2008.

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

Year	Amount

2008	$5,092
2009	5,080
2010	5,205
2011	5,434
2012	5,735
2013-2017	31,124

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

The Company maintains a 401(k) savings plan for eligible employees.  The plan provides for matching contributions by the Company for all employees not covered by other union pension plans.  The Company’s contributions aggregated $1.4 million for the year ended February 3, 2007 and $1.4 million for the period ended January 28, 2006.

The Company also participates in seventeen multiemployer collective bargaining agreements that provide for employer contributions to fund union-sponsored pension and other benefits.  The Company’s contributions aggregated $5.2 million for the year ended February 3, 2007 and $3.9 million for the period ended January 28, 2006.  While the Company has not indicated an intention to withdraw from any multiemployer plan, such withdrawal could result in an obligation to the plans for a portion of unfunded benefit obligations of the particular plans.  The Company’s aggregate withdrawal liability at February 3, 2007 is approximately $70 million.

Note 13 – Commitments and Contingencies

The United States Attorney for the Northern District of New York and the Securities and Exchange Commission (“SEC”) have been conducting investigations relating to the Company’s promotional allowance practices and policies.  Such investigations began prior to the Company’s emergence from bankruptcy in April 2005.  The Company has been cooperating with these investigations and has produced documents and made Company employees available for interviews as requested.

On June 1, 2006, the Company announced that the Audit Committee of the Board of Directors had completed its internal investigation of the Company’s promotional allowance practices.  The Audit Committee hired independent counsel to perform the investigation.  The Audit Committee found that the Company had engaged in certain improper practices principally relating to the premature recognition of promotional allowances and that these practices had largely ceased by the time of the Company’s Chapter 11 filing in May 2003.  On February 3, 2006, the Company announced that the employment of the Company’s Chief Marketing Officer and the Company’s Vice-President, Non-Perishables Marketing had been terminated following an interim report to the Audit Committee on the findings of the investigation.

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

Note 14 – Stock Award Plan

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

Note 15 – Segment Information

The Company operates in two segments – the retail food business and the wholesale food distribution business.  The retail food business consists of 106 supermarkets which the Company operates.  The wholesale food distribution business supplies 119 independent operators with food and related products.  In fiscal period 2006, the Company had allocated warehouse and transportation costs based on each segment’s percentage of total shipments.  In fiscal year 2007, the allocation method was changed to include order size and distance from the warehouse.  The effect of this change was to increase the operating income of the retail food segment and decrease the operating income of the wholesale food distribution segment by $4.9 million for the year ended February 3, 2007.

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

Year Ended February 3, 2007

		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$1,068,188	$217,320	$25,397	(1)	$1,310,905

Cost of sales	(755,524)	(206,017)	(15,596	)(2)	(977,137	)(4)
Selling and administrative expense	(257,910)	(5,429)	(59,332	)(3)	(322,671	)(4)
Loss on store closings	—	—	(1,308)		(1,308)

Operating income (loss) before depreciation and amortization	54,754	5,874	(50,839)		9,789

Depreciation and amortization	(24,802)	(1,060)	(1,272	)(5)	(27,134)

Operating income (loss)	29,952	4,814	(52,111)		(17,345)
Interest expense	—	—	—		(9,357)
Reorganization costs	—	—	—		(1,020)

Consolidated loss before income taxes					$(27,722)

Total assets as of February 3, 2007	$236,357 (6)	$25,703 (6)	$45,407	(7)	$307,467

Capital expenditures for the year ended February 3, 2007	$20,408	$—	$2,518		$22,926

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

(3)       Consists principally of approximately $32.0 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $6.1 million associated with selling and administrative costs of the bakery, approximately $5.6 million of contract hauling costs associated with trucking revenue, approximately $11.4 million of professional fees (including approximately $4.1 million of legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances),  approximately $2.1 million for data processing maintenance and $1.1 million for corporate insurance costs.

(4)       Excludes depreciation and amortization of $4.3 million for cost of sales and $22.8 million for selling and administrative expenses.

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

(7)       Consists principally of fixed assets and inventory of the bakery operation and general corporate assets (including cash and cash equivalents).

Period Ended January 28, 2006

		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$824,340	$171,907	$19,646	(1)	$1,015,893

Cost of sales	(579,288)	(158,656)	(13,715	)(2)	(751,659	)(4)
Selling and administrative expense	(207,260)	(6,438)	(26,343	)(3)	(240,041	)(4)
Loss on store closings	—	—	(520)		(520)

Operating income (loss) before depreciation and amortization	37,792	6,813	(20,932)		23,673

Depreciation and amortization	(16,291)	(1,337)	(1,170	)(5)	(18,798)

Operating income (loss)	21,501	5,476	(22,102)		4,875
Interest expense					(8,289)
Reorganization costs					(1,023)

Consolidated loss before income taxes					$(4,437)

Total assets as of January 28, 2006	$286,414 (6)	$23,744 (6)	$15,233	(7)	$325,391

Capital expenditures for the period ended January 28, 2006	$16,649	$—	$3,884		$20,533

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

Note 16 – Allowance for Doubtful Accounts

An analysis of the changes to the allowance for doubtful accounts for the year ended February 3, 2007 and the period ended January 28, 2006 is as follows (in thousands):

Balance at April 16, 2005	$3,243
Additions charged to costs and expenses	2,540
Accounts written off, net of recoveries	(2,609)
Balance at January 28, 2006	3,174

Additions charged to costs and expenses	1,324
Accounts written off, net of recoveries	(762)
Balance at February 3, 2007	$3,736

Note 17 – Supplemental Cash Flow Information

	Year Ended	Period Ended
	February 3,	January 28,
	2007	2006

Cash paid for interest	$7,183	$4,309

Cash paid for income taxes	$228	$261

Non-cash reduction in intangible assets	$2,068	$3,194

Note 18– Quarterly Financial Data (Unaudited)

The following table presents our quarterly results of operations:

	Year Ended February 3, 2007
	1st	2nd	3rd	4th
	13-Week	13-Weeks	13-Weeks	13-Weeks
	Period	Ended	Ended	Ended
	April 29,	July 29,	October 28,	February 3,
Description	2006	2006	2006	2007
	(In thousands of dollars, except per share data)

Revenues	$310,414	$338,152	$319,802	$342,537

Gross profit	78,068	85,852	79,898	85,668

Net income (loss)	(7,457)	(12)	(5,504)	(14,977	)(1)

Net loss per common share	$(0.88)	$(0.00)	$(0.65)	$(1.76)

Weighted average common shares issued or to be issued:	8,498,752	8,498,572	8,498,752	8,498,752

(1)          Includes $2.7 million related to store and distribution facility closings and $3.5 million related to increase in liability for workers compensation.

	Period from April 17, 2005 through January 28, 2006
	1st	2nd	3rd	4th
	2-Week	13-Weeks	13-Weeks	13-Weeks
	Period	Ended	Ended	Ended
	April 30,	July 30,	October 29,	January 28,
Description	2005	2005	2005	2006
	(In thousands of dollars, except per share data)

Revenues	$46,065	$331,329	$315,373	$323,126

Gross profit	10,111	83,966	82,551	84,270

Net income (loss)	(1,119)	(5,193)	(2,635)	4,249

Per common share data (Basic and Diluted):
Net (loss) income	$(0.13)	$(0.61)	$(0.31)	$0.50

Weighted average common shares issued or to be issued:
Basic and diluted:	8,498,752	8,498,572	8,498,752	8,498,752

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Our consolidated financial statements filed as part of this report appear beginning on page 21.

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