Form 10-Q
period 2006-04-29
PENN TRAFFIC CO
filed 2008-05-15
CIK 77155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

YES   ☐               NO   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐               NO   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES   ☐               NO   ☒

Common Stock, par value $.01 per share:  8,336,192 shares outstanding as of May 14, 2008

FORM 10-Q INDEX

			PAGE

PART I.

Item	1.	Financial Statements	4

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item	4.	Controls and Procedures	18

PART II.

Item	1.	Legal Proceedings	19

Item	1A.	Risk Factors	19

Item	4.	Submission of Matters to a Vote of Security Holders	19

Item	6.	Exhibits	19

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is for the period beginning January 29, 2006 and ending April 29, 2006 and, except as expressly indicated otherwise, information in this report speaks as of such date.  As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.

PART I

ITEM 1.        Financial Statements

The Penn Traffic Company

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	April 29,	January 28,
	2006	2006
	unaudited	audited
		(Restated – Note 3)
ASSETS

Current Assets:
Cash and cash equivalents	$7,804	$12,432
Accounts and notes receivable (less allowance for doubtful accounts of $2,802 and $3,174, respectively)	37,143	36,970
Inventories	114,704	113,467
Prepaid expenses and other current assets	7,152	6,157
	166,803	169,026

Capital Leases, net	10,676	10,997

Fixed Assets, net	109,468	104,399

Other Assets:
Intangible assets	31,987	33,025
Deferred tax asset	2,609	2,609
Other assets	4,964	5,335
	39,560	40,969

Total Assets	$326,507	$325,391

The accompanying notes are an integral part of these statements.

	April 29,	January 28,
	2006	2006
	unaudited	audited
		(Restated – Note 3)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$1,349	$1,310
Current maturities of long-term debt	284	278
Accounts payable	37,843	36,695
Other current liabilities	52,353	46,294
Accrued interest expense	356	557
Deferred income taxes	13,302	13,302
Liabilities subject to compromise (Note 5)	2,869	2,871
	108,356	101,307

Non-current Liabilities:
Obligations under capital leases	12,077	12,429
Long-term debt	41,265	37,235
Defined benefit pension plan liability (Note 7)	26,626	27,600
Other non-current liabilities	26,841	28,021
	106,809	105,285

Total Liabilities	215,165	206,592

Commitments and Contingencies (Notes 5 and 8)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares, $.01 par value; none issued	—	—
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,498,752 shares at both dates	85	85
Capital in excess of par value	118,493	118,493
Deficit	(12,155)	(4,698)
Accumulated other comprehensive income	4,919	4,919
Total stockholders’ equity	111,342	118,799

Total Liabilities and Stockholders’ Equity	$326,507	$325,391

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Quarter Ended April 29, 2006	Period from April 17, 2005 to April 30, 2005
		(Restated – Note 3)

Revenues	$310,414	$46,065

Cost and Operating Expenses:
Cost of sales	232,346	35,954
Selling and administrative expenses	83,227	10,910

Operating Loss	(5,159)	(799)

Interest expense	2,035	255
Reorganization expense	206	—

Loss Before Income Taxes	(7,400)	(1,054)

Income tax provision	57	65

Net Loss	$(7,457)	$(1,119)

Shares outstanding and to be issued	8,498,752	8,498,752

Loss Per Share (Basic and Diluted) (Note 4)	$(0.88)	$(0.13)

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Quarter Ended	Period from April 17, 2005 to
	April 29, 2006	April 30, 2005
		(Restated – Note 3)

Operating Activities:
Net loss	$(7,457)	$(1,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,338	1,178
Amortization of deferred financing cost	323	—
Gain on sale of fixed assets	(13)	—

Net change in operating assets and liabilities:
Accounts and notes receivable, net	(173)	5,665
Prepaid expenses and other current assets	(995)	3,545
Inventories	(1,237)	273
Accounts payable and other current liabilities	7,004	(908)
Other assets	(451)	5
Defined benefit pension plan	(974)	(16)
Other non-current liabilities	(672)	(16)

Net Cash Provided by Operating Activities	1,693	8,607

Investing Activities:
Capital expenditures	(10,057)	(351)
Proceeds from sale of fixed assets	13	—

Net Cash Used in Investing Activities	(10,044)	(351)

Financing Activities:
Payments of mortgages	(67)	(15)
Net borrowings under revolving credit facility	4,103	2,636
Reduction in capital lease obligations	(313)	—

Net Cash Provided by Financing Activities	3,723	2,621

Net (decrease) increase in cash	(4,628)	10,877

Cash and cash equivalents at the beginning of period	12,432	29,304

Cash and cash equivalents at end of period	$7,804	$40,181

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Stockholders’ Equity

For the unaudited period January 29, 2006 to April 29, 2006

(In thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at January 28, 2006	$85	$118,493	$(4,698)	$4,919	$118,799

Net loss for the 13-week
period ended
April 29, 2006			(7,457)		(7,457)

Balance at April 29, 2006	$85	$118,493	$(12,155)	$4,919	$111,342

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of The Penn Traffic Company and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 29, 2006 are not necessarily an indication of results to be expected for the fiscal year ended February 3, 2007.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended February 3, 2007.

The balance sheet as of January 28, 2006 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company’s fiscal year ends on the Saturday closest to January 31.  Fiscal year 2007 is the 53-week period ended February 3, 2007.  Fiscal year 2006 is the 41-week period from April 17, 2005, the commencement of fresh-start reporting (see Note 3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007), to January 28, 2006.  The information presented in this Quarterly Report on Form 10-Q is for the quarter beginning January 29, 2006 and ending April 29, 2006.

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

4.         The reorganized Company was authorized to issue new shares of common stock to unsecured creditors, which included holders of $100 million of senior notes, a claim by the Pension Benefit Guaranty Corporation or the (“PBGC”) of $60 million and trade claims, all of whom were eligible to receive pro rata distributions of new shares of common stock and the right to share in potential proceeds from certain causes of action.

Pursuant to the provisions of Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) issued by the American Institute of Certified Public Accountants upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting which resulted in a new reporting entity and a new basis of accounting.

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

Note 3 – Restatement

As a result of cancellation of debt in the Chapter 11 proceedings (see Note 2), the Company previously entirely eliminated all net operating loss carryforwards and reduced the tax basis of its long-lived assets effective January 28, 2006.  During the year ended February 2, 2008, the Company corrected the amount of debt forgiveness in the Chapter 11 proceedings that reduced tax attributes which results in an increase aggregating $66 million in the tax basis of its long-lived assets and net operating loss carryforwards.

The correction resulted in an increase in deferred tax assets attributable to the net operating loss carryforwards and the recording of a related valuation allowance and a reduction in the deferred tax liability attributable to the increase in the tax basis of long-lived assets.  The net effect of the above was a $3.5 million reduction in the net deferred tax liability and a corresponding reduction in the carrying value of certain long-lived assets upon adoption of fresh-start reporting on April 16, 2005.  As a result, net loss for the period from April 17, 2005 to April 30, 2005 was restated as follows:

2 Week
Period Ended
April 30,
2005

Net loss as previously reported	$(878)

Reduction in depreciation of long-lived assets	14
Reduction in income tax benefit	(255)

Net loss as restated	$(1,119)

Net loss per share (basic and diluted):
As previously reported	$(0.10)
Restated	(0.03)
As restated	$(0.13)

Note 4 – Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  Common shares issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan.  At both April 29, 2006 and January 28, 2006, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims.

Note 5 – Liabilities Subject to Compromise

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

During the quarter ended April 29, 2006, the Company made no payments in settlement of disputed claims.  The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings.  Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders’ equity.

Note 6 – Acquisitions and Dispositions

In March and April 2006, the Company acquired two retail stores for an aggregate purchase price of $1.5 million.  The cost of the acquisitions was allocated $0.5 million to inventories and $1.0 million to equipment.

During the quarter ended April 29, 2006, no stores were closed.  During the quarter ended April 29, 2006, the Company incurred approximately $0.1 million of additional store closing costs relating to leases and terminated employees related to stores closed during fiscal year 2006.

Note 7 – Pension Plans

The Company has four noncontributory defined benefit pension plans covering certain union personnel.  The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.

The components of net periodic benefit cost for the periods ended April 29, 2006 and April 30, 2005 is as follows (in thousands):

	13-Week	2-Week
	Period Ended	Period Ended
	April 29,	April 30,
	2006	2005

Service cost	$496	$72
Interest cost	1,494	212
Expected return on plan assets	(1,494)	(194)

	$496	$90

For the 13-week period ended April 29, 2006, the Company contributed $1.1 million to the four defined benefit pension plans.  For the 2-week period ended April 30, 2005, the Company did not make any contributions to the four defined benefit plans.

Note 8 – Commitments and Contingencies

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

On September 17, 2007, the SEC filed civil fraud charges against the Company’s former Chief Marketing Officer and former Vice President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company’s income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. The complaint further alleges that the individuals deceived the Company’s accounting personnel to carry out their fraudulent scheme and aided and abetted the Company’s violations of the Securities Exchange Act of 1934 and rules thereunder. In addition, on the same date, the United States Attorney for the Northern District of New York announced that a federal grand jury has returned an indictment against the abovementioned individuals on related criminal charges. Both the SEC and the United States Attorney indicated that their investigations are continuing.

In connection with these matters, the Company could be subject to damage claims, fines or penalties.  At present, the Company is unable to estimate the likelihood of an unfavorable outcome or the amount of any damage claims, fines or penalties in the event of an unfavorable outcome and, accordingly, no liability has been recorded for this contingency.

Note 9 – Segment Information

The Company operates in two segments – the retail food business and the wholesale food distribution business.  The retail food business consists of supermarkets which the Company operates.  The wholesale food distribution business supplies independent supermarkets and other independent wholesale accounts with food, related products and other services.  In fiscal period 2006, the Company had allocated warehouse and transportation costs based on each segment’s percentage of total shipments.  In fiscal year 2007, the allocation method was changed to include order size and distance from the warehouse.  The effect of this change was to increase the operating income of the retail food segment and decrease the operating income of the wholesale food distribution segment by $1.2 million for the period ended April 29, 2006.

The tables below presents (in thousands) information with respect to operating segments as well as reconciliations to consolidated information.

	Quarter Ended April 29, 2006
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$253,116	$51,935	$5,363	(1)	$310,414

Cost of sales	(178,394)	(49,065)	(3,512	)(2)	(230,971	)(4)
Selling and administrative expense	(62,389)	(1,485)	(14,390	)(3)	(78,264	)(4)

Operating income (loss) before depreciation and amortization	12,333	1,385	(12,539)		1,179

Depreciation and amortization	(5,737)	(156)	(445)		(6,338)

Operating income (loss)	$6,596	$1,229	$(12,984)		(5,159)
Interest expense	—	—	—		(2,035)
Reorganization costs	—	—	—		(206)

Consolidated loss before income taxes					$(7,400)

Total assets as of April 29, 2006	$264,393 (5)	$30,233 (5)	$31,881	(6)	$326,507

Capital expenditures for the quarter ended April 29, 2006	$9,106	$—	$951		$10,057

(1)          Consists principally of approximately $3.8 million for bakery sales principally to customers other than those of the retail and wholesale segments and approximately $1.5 million for trucking revenues.

(2)          Consists principally of approximately $2.4 million for bakery sales and approximately $0.3 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)          Consists principally of approximately $6.8 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $1.5 million associated with selling and administrative costs of the bakery, approximately $1.4 million of contract hauling costs associated with trucking revenue, approximately $3.1 million of professional fees (including approximately $1.9 million of legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances),  approximately $0.5 million for data processing maintenance and $0.3 million for corporate insurance costs.

(4)          Excludes depreciation and amortization of $1.3 million for cost of sales and $5.0 million for selling and administrative expenses.

(5)          The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs described above.  The effect of the change in allocation method in fiscal year 2007 was to increase the assets of the wholesale food distribution segment and decrease assets of the retail food segment by $4.3 million.

(6)          Consists principally of fixed assets and inventory of the bakery operation and general corporate assets (including cash and cash equivalents).

	From April 17, 2005 to April 30, 2005
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$37,457	$7,753	$855	(1)	$46,065

Cost of sales	(27,638)	(7,584)	(591	)(2)	(35,813	)(4)
Selling and administrative expense	(8,348)	(248)	(1,277	)(3)	(9,873	)(4)

Operating income (loss) before depreciation and amortization	1,471	(79)	(1,013)		379

Depreciation and amortization	(1,115)	(61)	(2)		(1,178)

Operating income (loss)	$356	$(140)	$(1,015)		(799)
Interest expense					(255)

Consolidated loss before income taxes					$(1,054)

Total assets as of April 30, 2005	$313,887 (5)	$25,965 (5)	$16,658	(6)	$356,510

Capital expenditures for the period ended April 30, 2005	$285	$—	$66		$351

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

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As discussed in Note 2 to the accompanying Consolidated Financial Statements, we emerged from Chapter 11 proceedings on April 13, 2005.  For financial reporting purposes, we accounted for the consummation of our plan of reorganization as of the close of business on April 16, 2005.  In accordance with SOP 90-7 we have applied fresh-start reporting as of the close of business on April 16, 2005, which has resulted in significant changes to the valuation of certain of our assets and liabilities, and to our stockholders’ equity.  In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes.  The periods ended on or prior to April 16, 2005 have been designated “Predecessor Company” and the periods subsequent to April 16, 2005 have been designated “Successor Company”.  For purposes of the discussion of the unaudited Results of Operations, the activities of the Successor Company have been deemed noncomparable to those of the Predecessor Company and, accordingly, no comparison was done with the Predecessor Company.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the 13-week period ended April 29, 2006 and the period from April 17, 2005 to April 30, 2005.

	Quarter	2 -Weeks
	Ended	Ended
	April 29, 2006	April 30, 2005

Revenues	100.0%	100.0%

Gross profit (1)	25.1	22.0

Selling and administrative expenses	26.8	23.7

Operating loss	(1.7)	(1.7)

Interest expense	0.7	0.6

Reorganization expenses	0.1	0.0

Income tax provision	0.0	0.1

Net loss	(2.5)	(2.4)

(1)                                 Revenues less cost of sales.

Fiscal Year 2007 (the Quarter Ended April 29, 2006) and Fiscal Year 2006 (the 2-Week Period Ended April 30, 2005)

Revenues

Revenues for the quarter ended April 29, 2006 were $310.4 million and $46.1 million for the 2-week period ended April 30, 2005.

Retail food revenues were $253.1 million for the quarter ended April 29, 2006 and $37.5 million for the 2-week period ended April 30, 2005.

Wholesale food distribution revenues for the quarter ended April 29, 2006 were $51.9 million and $7.8 million for the 2-week period ended April 30, 2005.

Gross Profit

Gross profit was $78.1 million, or 25.1% of revenues for the quarter ended April 29, 2006 and for the 2-week period ended April 30, 2005, $10.1 million, or 22.0% of revenues.

Selling and Administrative Expenses

Selling and administrative expenses were $83.2 million, or 26.8% of revenues for the quarter ended April 29, 2006.  For the 2-week period ended April 30, 2005, selling and administrative expenses were $10.9 million or 23.7% of revenues.

Depreciation and Amortization

Depreciation and amortization expense was $6.3 million, or 2.0% of revenues, for the quarter ended April 29, 2006 and $1.2 million or 2.6% of revenues, for the 2-week period ended April 30, 2005.

Operating Loss

Operating loss for the quarter ended April 29, 2006 was $5.2 million, or 1.7% of revenues and $0.8 million, or 1.7% of revenues, for the 2-week period ended April 30, 2005.

Interest Expense

Interest expense for the quarter ended April 29, 2006 was $2.0 million or 0.7% of revenues and $0.3 million or 0.6% of revenue, for the 2-week period ended April 30, 2005.

Reorganization Expense

During the quarter ended April 29, 2006, the Company recorded reorganization expense of $0.2 million.  These expenses were primarily professional fees and are considered non-recurring expenses.  There were no reorganization expenses for the 2-week period ended April 30, 2005.

Income Tax Provision

Income tax provision for the quarter ended April 29, 2006  and for the 2-week period ended April 30, 2005 was less than $0.1 million.  The taxes consist of minimal state taxes and capital/franchise tax.

Net Loss

Net loss for the quarter ended April 29, 2006 was $7.5 million, or 2.5% of revenues, compared to a net loss of $1.1 million or 2.4% of revenue during the 2-week period ended April 30, 2005.

Liquidity and Capital Resources

On April 16, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan.  Also on April 16, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million.  Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At April 29, 2006, outstanding borrowings under both facilities aggregated $33.6 million and outstanding letters of credit under the revolving credit facility amounted to approximately $50.3 million.  At such date, availability in excess of outstanding borrowings and letters of credit was approximately $44.4 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to first liens on certain properties by other lenders.  Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets.  During the fiscal quarter ended April 29, 2006, we had stand-by letters of credit of approximately $53.5 million.  Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35.0 million for four consecutive days or less than $30.0 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends.  At no time through April 29, 2006 had we been subject to compliance with these financial covenants because the annual available for borrowing had not dropped to these levels.  However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at April 29, 2006.

Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program.  The secured trade lien program is with certain of our vendors and allows us to maintain trade terms.

On December 26, 2006, August 1, 2007, and January 30, 2008, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of certain stores.  In March 2008, the maturity date of both facilities were extended to April 13, 2009. (See Note 7 to the financial statements included in the annual report on Form 10-K for year ended February 2, 2008 for additional information).

We also have $4.4 million of borrowings under mortgages secured by the related properties as of April 29, 2006.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at April 29, 2006 was $37.1 million with a weighted average interest rate of 10.33%.  A 1% change in interest rates would impact pre-tax income by $0.4 million million based on the debt outstanding at April 29, 2006.  In addition to the variable rate debt we had $4.4 million of fixed rate debt outstanding at April 29, 2006 with a weighted average interest rate of 6.6%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations which should minimize the potential impact on earnings from interest rate changes.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer were not with us during fiscal year 2007.  Based on their current observations combined with observations by the disclosure committee, which is comprised of members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were ineffective as of April 29, 2006 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control Over Financial Reporting

Management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of April 29, 2006.  In May 2007, we hired an outside consulting firm to assist management in its evaluation of the effectiveness of our internal controls over financial reporting, including disclosure controls and procedures.  They have since determined they will use the framework established in “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year-ended February 2, 2008.

ITEM 1A.         RISK FACTORS

There have been no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year-ended February 2, 2008.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended January 29, 2006 to April 29, 2006.

ITEM 6.        EXHIBITS

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

THE PENN TRAFFIC COMPANY

Date: May 14, 2008	By:	/s/ Gregory J. Young
Name: Gregory J. Young
Title: Chief Executive Officer and President

Date: May 14, 2008	By:	/s/ Tod A. Nestor
Name: Tod A. Nestor
Title: Senior Vice President and Chief Financial Officer