Form 10-Q
period 2006-07-29
PENN TRAFFIC CO
filed 2008-05-15
CIK 77155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

FORM 10-Q INDEX

			PAGE
PART I.

Item	1.	Financial Statements	4

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item	4.	Controls and Procedures	21

PART II.

Item	1.	Legal Proceedings	22

Item	1A.	Risk Factors	22

Item	4.	Submission of Matters to a Vote of Security Holders	22

Item	6.	Exhibits	22

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is for the period beginning April 30, 2006 and ending July 29, 2006 and, except as expressly indicated otherwise, information in this report speaks as of such date.  As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.

PART I

ITEM 1.	Financial Statements

The Penn Traffic Company

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	July 29,	January 28,
	2006	2006
	unaudited	audited
		(Restated – Note 3)
ASSETS

Current Assets:
Cash	$9,258	$12,432
Accounts and notes receivable (less allowance for doubtful accounts of $3,267 and $3,174, respectively)	37,124	36,970
Inventories	109,908	113,467
Prepaid expenses and other current assets	9,804	6,157
	166,094	169,026

Capital Leases, net	10,355	10,997

Fixed Assets, net	110,824	104,399

Other Assets:
Intangible assets	30,929	33,025
Deferred tax asset	2,609	2,609
Other assets	4,606	5,335
	38,144	40,969

Total Assets	$325,417	$325,391

The accompanying notes are an integral part of these statements.

	July 29,	January 28,
	2006	2006
	unaudited	audited
		(Restated – Note 3)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$1,389	$1,310
Current maturities of long-term debt	290	278
Accounts payable	42,693	36,695
Other current liabilities	45,253	46,294
Accrued interest expense	329	557
Deferred income taxes	13,302	13,302
Liabilities subject to compromise (Note 5)	2,776	2,871
	106,032	101,307

Non-current Liabilities:
Obligations under capital leases	11,714	12,429
Long-term debt	41,006	37,235
Defined benefit pension plan liability (Note 7)	26,540	27,600
Other non-current liabilities	28,795	28,021
	108,055	105,285

Total Liabilities	214,087	206,592

Commitments and Contingencies (Notes 5 and 8)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares, $.01 par value; none issued	—	—
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,498,752 shares at both dates	85	85
Capital in excess of par value	118,493	118,493
Deficit	(12,167)	(4,698)
Accumulated other comprehensive income	4,919	4,919
Total stockholders’ equity	111,330	118,799

Total Liabilities and Stockholders’ Equity	$325,417	$325,391

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Quarter Ended		Year to Date Ended	Period from April 17, 2005 to
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(Restated – Note 3)		(Restated – Note 3)

Revenues	$338,152	$331,329	$648,566	$377,394

Cost and Operating Expenses:
Cost of sales	252,300	247,363	484,646	283,317
Selling and administrative expenses	83,401	86,543	166,628	97,453

Operating Income (Loss)	2,451	(2,577)	(2,708)	(3,376)

Interest expense	2,350	2,550	4,385	2,805
Reorganization expense	56	—	262	—

Income (Loss) Before Income Taxes	45	(5,127)	(7,355)	(6,181)

Income tax provision	57	66	114	131

Net Loss	$(12)	$(5,193)	$(7,469)	$(6,312)

Shares outstanding and to be issued	8,498,752	8,498,752	8,498,752	8,498,752

Loss Per Share (Basic and Diluted) (Note 4)	$0.00	$(0.61)	$(0.88)	$(0.74)

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Period from	Period from
	January 29, 2006	April 17, 2005
	to July 29, 2006	to July 30, 2005
		(Restated – Note 3)
Operating Activities:
Net loss	$(7,469)	$(6,312)
Adjustments to reconcile net loss to net cash provided by operating activities: Depreciation and amortization	12,986	6,982
Amortization of deferred financing cost	647	703
(Gain) on sale of fixed assets	(29)	—

Net change in operating assets and liabilities:
Accounts and notes receivable, net	(154)	6,941
Prepaid expenses and other current assets	(3,647)	4,333
Inventories	3,559	4,866
Liabilities subject to compromise	(95)	(5,244)
Accounts payable and other current liabilities	4,729	(5,478)
Other assets	(420)	55
Defined benefit pension plan	(1,060)	(275)
Other non-current liabilities	1,793	303

Net Cash Provided by Operating Activities	10,840	6,874

Investing Activities:
Capital expenditures	(17,190)	(1,220)
Proceeds from sale of fixed assets	29	—

Net Cash Used in Investing Activities	(17,161)	(1,220)

Financing Activities:
Payments of mortgages	(138)	(78)
Net borrowings (repayments) under revolving credit facility	3,921	(500)
Reduction in capital lease obligations	(636)	(287)

Net Cash Provided by (Used in) Financing Activities	3,147	(865)

Net (decrease) increase in Cash	(3,174)	4,789

Cash and Cash Equivalents at the beginning of period	12,432	29,304

Cash and Cash Equivalents at end of period	$9,258	$34,093

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statement of Stockholders’ Equity

For the period January 29, 2006 to July 29, 2006

(In thousands)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 28, 2006	$85	$118,493	$(4,698)	4,919	$118,799

Net loss for year to date ended July 29, 2006			(7,469)		(7,469)

Balance at July 29, 2006	$85	$118,493	$(12,167)	$4,919	$111,330

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended July 29, 2006 are not necessarily an indication of results to be expected for the fiscal year ended February 3, 2007. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K/A for the fiscal year ended February 3, 2007.

The balance sheet as of January 28, 2006 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2007 is the 53-week period ended February 3, 2007. Fiscal year 2006 is the 41-week period from April 17, 2005, the commencement of fresh-start reporting (see Note 3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007), to January 28, 2006. The information presented in this quarterly report on Form 10-Q is for the quarter beginning April 30, 2006 and ending July 29, 2006.

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

4.        The reorganized Company was authorized to issue new shares of common stock to unsecured creditors, which included holders of $100 million of senior notes, a claim by the Pension Benefit Guaranty Corporation or the (“PBGC”) of $60 million (see Note 7) and trade claims, all of whom were eligible to receive pro rata distributions of new shares of common stock and the right to share in potential proceeds from certain causes of action.

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

The correction resulted in an increase in deferred tax assets attributable to the net operating loss carryforwards and the recording of a related valuation allowance and a reduction in the deferred tax liability attributable to the increase in the tax basis of long-lived assets. The net effect of the above was a $3.5 million reduction in the net deferred tax liability and a corresponding reduction in the carrying value of certain long-lived assets upon adoption of fresh-start reporting on April 16, 2005. As a result, net loss for the period from May 1, 2005 to July 30, 2005 and from April 17, 2005 to July 30, 2005 were restated as follows:

	Quarter Ended	Period Ended
	July 30,	July 30,
	2005	2005

Net loss as previously reported	$(4,202)	$(5,080)

Reduction in depreciation of long-lived assets	87	101
Reduction in income tax benefit	(1,078)	(1,333)

Net loss as restated	$(5,193)	$(6,312)

Net loss per share (basic and diluted):
As previously reported	$(0.49)	$(0.60)
Restated	(0.12)	(0.14)

As restated	$(0.61)	$(0.74)

Note 4 – Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan. Common shares issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan. At both July 29, 2006 and January 28, 2006, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims.

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

During the quarter and period ended July 29, 2006, the Company paid $0.1 million in settlement of disputed claims. The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings. Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders’ equity.

Note 6 – Acquisitions and Dispositions

In March and April 2006, the Company acquired two retail stores for an aggregate purchase price of $1.5 million. The cost of the acquisitions was allocated $0.5 million to inventories and $1.0 million to equipment.

During the period ended July 29, 2006, no stores were closed. During the period ending July 29, 2006, the Company incurred approximately $0.1 million of store closing costs relating to leases and terminated employees relating to closures of stores during the latter half of the year ended January 28, 2006.

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

The components of net periodic benefit cost for the year to date ended July 29, 2006 and the period ended July 30, 2005 is as follows (in thousands):

	Year to Date	Period Ended
	July 29, 2006	July 30, 2005

Service cost	$991	$537
Interest cost	2,988	1,594
Expected return on plan assets	(2,988)	(1,456)

	$991	$675

For the period ended July 29, 2006, the Company contributed $1.6 million to the four defined benefit pension plans. For the period from April 17, 2005 to July 30, 2005, the Company contributed $0.6 million to the four defined benefit pension plans.

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

Note 9 – Segment Information

The Company operates in two segments – the retail food business and the wholesale food distribution business. The retail food business consists of supermarkets which the Company operates. The wholesale food distribution business supplies independent supermarkets and other independent wholesale accounts with food, related products and other services. In fiscal period 2006, the Company had allocated warehouse and transportation costs based on each segment’s percentage of total shipments. In fiscal year 2007, the allocation method was changed to include order size and distance from the warehouse. The effect of this change was to increase the operating income of the retail food segment and decrease the operating income of the wholesale food distribution segment by $2.4 million for the year to date ended July 29, 2006.

The tables below presents (in thousands) information with respect to operating segments as well as reconciliations to consolidated information.

‘	Quarter Ended July 29, 2006
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$274,472	$57,067	$6,613	(1)	$338,152

Cost of sales	(193,376)	(53,657)	(3,891	)(2)	(250,924	)(4)
Selling and administrative expense	(63,143)	(1,998)	(12,988	)(3)	(78,129	)(4)

Operating income (loss) before depreciation and amortization	17,953	1,412	(10,266)		9,099

Depreciation and amortization	(6,048)	(156)	(444)		(6,648)

Operating income (loss)	$11,905	$1,256		$(10,710)	2,451
Interest expense					(2,350)
Reorganization costs					(56)

Consolidated income before income taxes					$45

(1)	Consists principally of approximately $4.5 million for bakery sales principally to customers other than those of the retail and wholesale segments and approximately $1.6 million for trucking revenues.

(2)

Consists principally of approximately $2.7 million for bakery sales and approximately $0.3 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)

Consists principally of approximately $6.2 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $1.5 million associated with selling and administrative costs of the bakery, approximately $1.4 million of contract hauling costs associated with trucking revenue, approximately $2.3 million of professional fees (including approximately $1.2 million of legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $1.0 million for data processing maintenance and $0.5 million for corporate insurance costs.

(4)	Excludes depreciation and amortization of $1.3 million for cost of sales and $5.3 million for selling and administrative expenses.

	Quarter Ended July 30, 2005
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$269,093	$56,045	$6,191	(1)	$331,329

Cost of sales	(189,700)	(52,320)	(4,321	)(2)	(246,341	)(4)
Selling and administrative expense	(70,026)	(2,509)	(9,224	)(3)	(81,759	)(4)

Operating income before depreciation and amortization	9,367	1,216	(7,354)		3,229

Depreciation and amortization	(5,165)	(326)	(315)		(5,806)

Operating income (loss)	$4,202	$890	$(7,669)		(2,577)
Interest expense					(2,550)

Consolidated loss before income taxes					$(5,127)

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

(4)       Excludes depreciation and amortization of $1.0 million for cost of sales and $4.8 million for selling and administrative expenses.

	Period from January 29, 2006 to July 29, 2006
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$527,588	$109,002	$11,976	(1)	$648,566

Cost of sales	(371,770)	(102,722)	(7,403	)(2)	(481,895	)(4)
Selling and administrative expense	(125,532)	(3,483)	(27,378	)(3)	(156,393	)(4)

Operating income (loss) before depreciation and amortization	30,286	2,797	(22,805)		10,278

Depreciation and amortization	(11,785)	(312)	(889)		(12,986)

Operating income (loss)	$18,501	$2,485		$(23,694)	(2,708)
Interest expense					(4,385)
Reorganization costs					(262)

Consolidated loss before income taxes					$(7,355)

Total assets as of July 29, 2006	$261,263 (5)	$31,070 (5)	$33,084	(6)	$325,417

Capital expenditures for year to date ended July 29, 2006	$15,509	$—	$1,681		$17,190

(1)   Consists principally of approximately $8.2 million for bakery sales principally to customers other than those of the retail and wholesale segments and approximately $3.1 million for trucking revenues.

(2)   Consists principally of approximately $5.1 million for bakery sales and approximately $0.7 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)   Consists principally of approximately $13.0 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $3.0 million associated with selling and administrative costs of the bakery, approximately $2.7 million of contract hauling costs associated with trucking revenue, approximately $5.3 million of professional fees (including approximately $3.1 million of legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $1.0 million for data processing maintenance and $0.6 million for corporate insurance costs.

(4)   Excludes depreciation and amortization of $2.7 million for cost of sales and $10.3 million for selling and administrative expenses.

(5)   The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs described above. The effect of the change in allocation method in fiscal year 2007 was to increase the assets of the wholesale food distribution segment and decrease assets of the retail food segment by $4.3 million.

(6)   Consists principally of fixed assets and inventory of the bakery operation and general corporate assets (including cash and cash equivalents).

	Period from April 17, 2005 to July 30, 2005
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$306,550	$63,798	$7,046	(1)	$377,394

Cost of sales	(217,338)	(59,904)	(4,912	)(2)	(282,154	)(4)
Selling and administrative expense	(78,374)	(2,757)	(10,501	)(3)	(91,632	)(4)

Operating income before depreciation and amortization	10,838	1,137	(8,367)		3,608

Depreciation and amortization	(6,280)	(387)	(317)		(6,984)

Operating income (loss)	$4,558	$750	$(8,684)		(3,376)
Interest expense					(2,805)

Consolidated loss before income taxes					$(6,181)

Total assets as of July 30, 2005	$297,098 (5)	$24,633 (5)	$15,829	(6)	$337,560

Capital expenditures for the period ended July 30, 2005	$988	$—	$232		$1,220

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

(4)      Excludes depreciation and amortization of $1.2 million for cost of sales and $5.8 million for selling and administrative expenses.

(5)      The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(6)      Consists principally of fixed assets and inventory of the bakery operation and general corporate asset (including cash and cash equivalents).

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As discussed in Note 2 to the accompanying condensed consolidated financial statements, we emerged from Chapter 11 proceedings on April 13, 2005.  For financial reporting purposes, we accounted for the consummation of our plan of reorganization as of the close of business on April 16, 2005.  In accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” we have applied fresh-start reporting as of the close of business on April 16, 2005, which has resulted in significant changes to the valuation of certain of our assets and liabilities, and to our stockholders’ equity.  In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes.  The periods ended on or prior to April 16, 2005 have been designated “Predecessor Company” and the periods subsequent to April 16, 2005 have been designated “Successor Company”.  For purposes of the discussion of the unaudited Results of Operations, the activities of the Successor Company have been deemed noncomparable to those of the Predecessor Company and, accordingly, no comparison was done with the Predecessor Company.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the quarter and the (26-week) year to date period ended July 29, 2006 and the quarter and the (15-week) period ended July 30, 2005.

	Unaudited
	Quarter	Quarter	Year to Date	Period from
	Ended	Ended	Ended	April 17, 2005 to
	July 29, 2006	July 30, 2005	July 29, 2005	July 30, 2005

Revenues	100.0%	100.0%	100.0%	100.0%

Gross profit (1)	25.4	25.3	25.3	24.9

Selling and administrative expenses	24.7	26.1	25.7	25.8

Operating income (loss)	0.7	(0.8)	(0.4)	(0.9)

Interest expense	0.7	0.8	0.7	0.7

Reorganization expenses	0.0	0.0	0.0	0.0

Income tax provision	0.0	0.0	0.0	0.0

Net loss	(0.0)	(1.6)	(1.1)	(1.6)

(1)                                 Revenues less cost of sales.

Fiscal Year 2007 (the Quarter Ended July 29, 2006) and Fiscal Year 2006 (the Quarter Ended July 30, 2005)

Revenues

Revenues for the quarter ended July 29, 2006 and the quarter ended July 30, 2005 were $338.2 million and $331.3 million, respectively.  The increase is attributed to $5.4 million increase in retail food revenues and a $1.1 million increase in wholesale food distribution revenues.

Retail food revenues were $274.5 million for the quarter ended July 29, 2006 and $269.1 million for the quarter ended July 30, 2005.

Wholesale food distribution revenues were $57.1 million for the quarter ended July 29, 2006 and $56.0 million for the quarter ended July 30, 2005.

Gross Profit

Gross profit was $85.9 million, or 25.4% of revenues for the quarter ended July 29, 2006 and $84.0 million, or 25.3% of revenues for the quarter ended July 30, 2005.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended July 29, 2006 were $83.4 million, or 24.7% of revenues and the selling and administrative expenses for the quarter ended July 30, 2005 were $86.5 million, or 26.1% of revenues.  The 1.4% decrease as a percentage of revenues is due to higher retail revenues.

Depreciation and Amortization

Depreciation and amortization expense was $6.6 million, or 2.0% of revenues, for the quarter ended July 29, 2006 and $5.8 million or 1.8% of revenues, for the quarter ended July 30, 2005.  The increase in depreciation and amortization during the quarter ended July 29, 2006 was primarily due to the depreciation of additions in fiscal 2006 of approximately $20.5 million.

Operating Income (Loss)

Operating income for the quarter ended July 29, 2006 was $2.5 million, or 0.7% of revenues, and for the quarter ended July 30, 2005, operating loss was $2.6 million, or 0.8% of revenues.  The $5.0 million increase is due to higher retail revenues while achieving lower selling and administrative expenses during the period.

Interest Expense

Interest expense for the quarter ended July 29, 2006 was $2.4 million, or 0.7% of revenues, and for the quarter ended July 30, 2005, interest expense was $2.6 million, or 0.8% of revenues.

Income Tax Provision

Income tax provision for the quarter ended July 29, 2006 and the quarter ended July 30, 2005 were less than $0.1 million.  The taxes consist of minimal state taxes and capital / franchise tax.

Net Loss

Net loss for the quarter ended July 29, 2006 was minimal or less than $0.1 million as compared to a net loss of $5.2 million for the quarter ended July 30, 2005.. The decrease is due to higher retail revenues while achieving lower selling and administrative expenses during the period.

Fiscal Year 2007 (the Year to Date Ended July 29, 2006) and Fiscal Year 2006 (the Period Ended July 30, 2005)

Revenues

Revenues for the year to date ended July 29, 2006 and the period ended July 30, 2005 were $648.6 million and $377.4 million, respectively.

Retail food revenues were $527.6 million for the year to date ended July 29, 2006 and $306.6 million for the period ended July 30, 2005.

Wholesale food distribution revenues were $109.0 million for the year to date ended July 29, 2006 and $63.8 million for the period ended July 30, 2005.

Gross Profit

Gross profit was $163.9 million, or 25.3% of revenues for the year to date ended July 29, 2006 and $94.1 million, or 24.9% of revenues for the period ended July 30, 2005.

Selling and Administrative Expenses

Selling and administrative expenses for the year to date ended July 29, 2006 were $166.6 million, or 25.7% of revenues and the selling and administrative expenses for the period ended July 30, 2005 were $97.5 million, or 25.8% of revenues.

Depreciation and Amortization

Depreciation and amortization expense was $13.0 million, or 1.9% of revenues, for the year to date ended July 29, 2006 and $7.0 million or 1.9% of revenues, for the period ended July 30, 2005.

Operating Loss

Operating loss for the year to date ended July 29, 2006 was $2.7 million, or 0.4% of revenues.  Operating loss for the period ended July 30, 2005 was $3.4 million, or 0.9% of revenues.

Interest Expense

Interest expense for the year to date ended July 29, 2006 was $4.4 million, or 0.7% of revenues, and for the period ended July 30, 2005, interest expense was $2.8 million, or 0.7% of revenues.

Income Tax Provision

Income tax provision for the year to date ended July 29, 2006 and the period ended July 30, 2005 were $0.1 million or less than 0.1% of revenues.  Taxes consist of minimal state taxes and capital / franchise tax.

Net Loss

Net loss for the year to date ended July 29, 2006 was $7.5 million, or 1.1% of revenues, and net loss for the period ended July 30, 2005 was $6.3 million, or 1.6% of revenues.  The increase in net loss is mainly attributed to the difference in the number of weeks in each period, (26-weeks as compared to 15-weeks).

Liquidity and Capital Resources

On April 16, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan.  Also on April 16, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million.  Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At July 29, 2006, outstanding borrowings under both facilities aggregated $36.9 million and outstanding letters of credit under the revolving credit facility amounted to approximately $50.0 million.  At such date, availability in excess of outstanding borrowings and letters of credit was approximately $44.0 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to first liens on certain properties by other lenders.  Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets.  During fiscal quarter ended July 29, 2006, we had stand-by letters of credit of approximately $49.6 million.  Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35.0 million for four consecutive days or less than $30.0 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends.  At no time through the quarter ended July 29, 2006 had we been subject to compliance with these financial covenants because the annual available for borrowing had not dropped to these levels.  However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at July 29, 2006.  Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program.  The secured trade lien program is with certain of our vendors and allows us to maintain trade terms.  This program has been extended until April 13, 2009.

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

We also have $4.4 million of borrowings under mortgages secured by the related properties as of July 29, 2006.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at July 29, 2006 was $36.9 million with a weighted average interest rate of 10.92%.  A 1% change in interest rates would impact annual pre-tax income by $0.4 million based on the debt outstanding at July 29, 2006.  In addition to the variable rate debt we had $4.4 million of fixed rate debt outstanding at July 29, 2006 with a weighted average interest rate of 6.80%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations which should minimize the potential impact on earnings from interest rate changes.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer were not with us during fiscal year 2007.  Based on their current observations combined with observations by the disclosure committee, which is comprised of members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were ineffective as of July 29, 2006, in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control Over Financial Reporting

Management did not conduct an annual evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2006.  In May 2007, we hired an outside consulting firm to assist management in its evaluation of the effectiveness of our internal controls over financial reporting, including disclosure controls and procedures.  They have since determined they will use the framework established in “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended July 29, 2006.

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