Form 10-Q
period 2006-10-28
PENN TRAFFIC CO
filed 2008-05-15
CIK 77155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐  NO ☒

Common Stock, par value $.01 per share:  8,336,192 shares outstanding as of May 7, 2008

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is for the period beginning July 30, 2006 and ending October 28, 2006 and except as expressly indicated otherwise, information in this report speaks as of such date.  As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.

PART I

ITEM 1.          Financial Statements

The Penn Traffic Company
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	October 28,	January 28,
	2006	2006
	Unaudited	audited
	(Restated – Note 3)
ASSETS

Current Assets:
Cash	$8,176	$12,432
Accounts and notes receivable (less allowance for doubtful accounts of $3,284 and $3,174, respectively)	33,805	36,970
Inventories	111,742	113,467
Prepaid expenses and other current assets	9,485	6,157
	163,208	169,026

Capital Leases, net	10,034	10,997

Fixed Assets, net	101,319	104,399

Other Assets:
Intangible assets	29,656	33,025
Deferred tax asset	2,609	2,609
Other assets	4,011	5,335
	36,276	40,969

Total Assets	$310,837	$325,391

The accompanying notes are an integral part of these statements.

	October 28,	January 28,
	2006	2006
	Unaudited	audited
	(Restated – Note 3)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$1,430	$1,310
Current maturities of long-term debt	308	278
Accounts payable	39,602	36,695
Other current liabilities	42,026	46,294
Accrued interest expense	310	557
Deferred income taxes	13,302	13,302
Liabilities subject to compromise (Note 5)	2,696	2,871
	99,674	101,307

Non-current Liabilities:
Obligations under capital leases	11,341	12,429
Long-term debt	40,993	37,235
Defined benefit pension plan liability (Note 7)	25,234	27,600
Other non-current liabilities	27,769	28,021
	105,337	105,285

Total Liabilities	205,011	206,592

Commitments and Contingencies (Notes 5 and 8)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares, $.01 par value; none issued	—	—
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,498,752 shares at both dates	85	85
Capital in excess of par value	118,493	118,493
Deficit	(17,671)	(4,698)
Accumulated other comprehensive income	4,919	4,919
Total stockholders’ equity	105,826	118,799

Total Liabilities and Stockholders’ Equity	$310,837	$325,391

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Quarter Ended		Year to Date Ended	Period from April 17, 2005 to
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(Restated – Note 3)		(Restated – Note 3)

Revenues	$319,802	$315,373	$968,368	$692,767

Cost and Operating Expenses:
Cost of sales	239,904	232,822	724,550	516,139
Selling and administrative expenses	83,126	82,315	249,754	179,768

Operating (Loss) Income	(3,228)	236	(5,936)	(3,140)

Interest expense	2,029	2,103	6,414	4,908
Reorganization expense	190	703	452	703

Loss Before Income Taxes	(5,447)	(2,570)	(12,802)	(8,751)

Income tax provision	57	65	171	196

Net Loss	$(5,504)	$(2,635)	$(12,973)	$(8,947)

Shares outstanding and to be issued	8,498,752	8,498,752	8,498,752	8,498,752

Loss Per Share (Basic and Diluted) (Note 4)	$(0.65)	$(0.31)	$(1.53)	$(1.05)

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Period January 29, 2006 to October 28, 2006	For the Period April 17, 2005 to October 29, 2005
		(Restated – Note 3)
Operating Activities:
Net loss	$(12,973)	$(8,947)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,770	12,562
Amortization of deferred financing cost	970	1,030
Gain on sale of fixed assets	(2,422)	—

Net change in operating assets and liabilities:
Accounts and notes receivable, net	3,165	6,768
Prepaid expenses and other current assets	(3,328)	5,937
Inventories	1,725	(3,933)
Liabilities subject to compromise	(175)	(5,358)
Accounts payable and other current liabilities	(1,608)	(7,621)
Other assets	90	105
Defined benefit pension plan	(2,366)	(3,997)
Other non-current liabilities	1,142	(343)

Net Cash Provided by (Used In) Operating Activities	3,990	(3,797)

Investing Activities:
Capital expenditures	(18,268)	(7,100)
Proceeds from sale of fixed assets	7,202	—

Net Cash Used in Investing Activities	(11,066)	(7,100)

Financing Activities:
Payments of mortgages	(212)	(142)
Net borrowings (repayments) under revolving credit facility	4,000	(500)
Reduction in capital lease obligations	(968)	(582)

Net Cash Provided by (Used In) Financing Activities	2,820	(1,224)

Decrease in cash	(4,256)	(12,121)

Cash and cash equivalents at the beginning of period	12,432	29,304

Cash and cash equivalents at end of period	$8,176	$17,183

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Stockholders’ Equity

For the January 29, 2006 to October 28, 2006

(In thousands)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 28, 2006	$85	$118,493	$(4,698)	$4,919	118,799

Net loss for the year to date ended October 28, 2006			(12,973)		(12,973)

Balance at October 28, 2006	$85	$118,493	$(17,671)	$4,919	$105,826

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods ended October 28, 2006 are not necessarily an indication of results to be expected for the fiscal year ended February 3, 2007.  These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007.

The balance sheet as of January 28, 2006 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company’s fiscal year ends on the Saturday closest to January 31.  Fiscal year 2007 is the 53-week period ended February 3, 2007.  Fiscal year 2006 is the 41-week period from April 17, 2005, the commencement of fresh-start reporting (see Note 3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007), to January 28, 2006.  The information presented in this Quarterly Report on Form 10-Q is for the quarter beginning July 30, 2006 and ending October 28, 2006.

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

The correction resulted in an increase in deferred tax assets attributable to the net operating loss carryforwards and the recording of a related valuation allowance and a reduction in the deferred tax liability attributable to the increase in the tax basis of long-lived assets.  The net effect of the above was a $3.5 million reduction in the net deferred tax liability and a corresponding reduction in the carrying value of certain long-lived assets upon adoption of fresh-start reporting on April 16, 2005.  As a result, net loss for the period from July 31, 2005 to October 29, 2005 and from April 17, 2005 to October 29, 2005 were restated as follows:

	Quarter Ended	Period Ended
	October 29,	October 29,
	2005	2005

Net loss as previously reported	$(2,090)	$(7,170)

Reduction in depreciation of long-lived assets	88	189
Reduction in income tax benefit	(633)	(1,966)

Net loss as restated	$(2,635)	$(8,947)

Net loss per share (basic and diluted):

As previously reported	$(0.25)	$(0.84)

Restated	(0.06)	(0.21)

As restated	$(0.31)	$(1.05)

Note 4– Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  Common shares issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan.  At both October 28, 2006 and January 28, 2006, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims.

Note 5– Liabilities Subject to Compromise

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

During the quarter and period ended October 28, 2006 the Company paid $0.1 million and $0.2 million, respectively, in settlement of disputed claims.  The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings.  Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders’ equity.

Note 6 – Acquisitions and Dispositions

In March and April 2006, the Company acquired two retail stores for an aggregate purchase price of $1.5 million.  The cost of the acquisitions was allocated $0.5 million to inventories and $1.0 million to equipment.

The Company sold two stores during the quarter ended October 28, 2006 and the period ended October 28, 2006 and recognized store closures of $0.2 million and $0.5 million, respectively.  During the quarter ended October 29, 2005 and the period ended October 29, 2005, the Company closed one store and incurred store closing costs of $0.7 million.  Revenues and operating results for these stores were not significant.  Accordingly, the operations of the stores have not been reported as discontinued operations in the accompanying financial statements.

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

The components of net periodic benefit costs for the year to date ended October 28, 2006 and period ended October 29, 2005 are as follows (in thousands):

	Year to Date	Period Ended
	October 28,	October 29,
	2006	2005

Service cost	1,487	1,002
Interest cost	4,481	2,975
Expected return on plan assets	(4,481)	(2,717)

	$1,487	$1,260

For the period ended October 28, 2006, the Company contributed $3.1 million to the four defined benefit pension plans.  For the period ended October 29, 2005, the Company contributed $5.4 million to the four defined benefit pension plans.

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

Note 9 – Segment Information

The Company operates in two segments – the retail food business and the wholesale food distribution business.  The retail food business consists of supermarkets which the Company operates.  The wholesale food distribution business supplies independent supermarkets and other independent wholesale accounts with food and related products and other services.  In fiscal period 2006, the Company had allocated warehouse and transportation costs based on each segment’s percentage of total shipments.  In fiscal year 2007, the allocation method was changed to include order size and distance from the warehouse.  The effect of this change was to increase the operating income of the retail food segment and decrease the operating income of the wholesale food distribution segment by $3.6 million for the year to date ended October 28, 2006.

The tables below presents (in thousands) information with respect to operating segments as well as reconciliations to consolidated information.

	Quarter Ended October 28, 2006
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$259,402	$54,052	$6,348	(1)	$319,802

Cost of sales	(183,482)	(51,032)	(3,963	)(2)	(238,477	)(4)
Selling and administrative expense	(63,279)	(1,203)	(13,287	)(3)	(77,769	)(4)

Operating income (loss) before depreciation and amortization	12,641	1,817	(10,902)		3,556

Depreciation and amortization	(6,183)	(155)	(446		(6,784)

Operating income (loss)	$6,458	$1,662	$(11,348)		(3,228)
Interest expense					(2,029)
Reorganization costs					(190)

Consolidated loss before income taxes					$(5,447)

(1)   Consists principally of approximately $4.2 million for bakery sales principally to customers other than those of the retail and wholesale segments and approximately $1.6 million for trucking revenues.

(2)   Consists principally of approximately $2.7 million for bakery sales and approximately $0.3 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)   Consists principally of approximately $5.9 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $1.5 million associated with selling and administrative costs of the bakery, approximately $1.4 million of contract hauling costs associated with trucking revenue, approximately $2.7 million of professional fees (including approximately $1.2 million of legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $0.5 million for data processing maintenance and $0.3 million for corporate insurance costs.

(4)   Excludes depreciation and amortization of $1.4 million for cost of sales and $5.3 million for selling and administrative expenses.

	Quarter Ended October 29, 2005
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$255,399	$53,808	$6,166	(1)	$315,373

Cost of sales	(177,943)	(49,179)	(4,555	)(2)	(231,677	)(4)
Selling and administrative expense	(66,698)	(2,605)	(8,579	)(3)	(77,882	)(4)

Operating income (loss) before depreciation and amortization	10,758	2,024	(6,968)		5,814

Depreciation and amortization	(4,621)	(566)	(391)		(5,578)

Operating income (loss)	$6,137	$1,458	$(7,359)		236
Interest expense					(2,103)
Reorganization costs					(703)

Consolidated loss before income taxes					$(2,570)

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

(4)   Excludes depreciation and amortization of $1.1 million for cost of sales and $4.4 million for selling and administrative expenses.

	Period from January 29, 2006 to October 28, 2006
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$786,990	$163,054	$18,324	(1)	$968,368

Cost of sales	(555,252)	(153,754)	(11,366	)(2)	(720,372	)(4)
Selling and administrative expense	(188,811)	(4,686)	(40,665	)(3)	(234,162	)(4)

Operating income (loss) before depreciation and amortization	42,927	4,614	(33,707)		13,834

Depreciation and amortization	(17,968)	(467)	(1,335)		(19,770)

Operating income (loss)	$24,959	$4,147	$(35,042)		(5,936)
Interest expense					(6,414)
Reorganization costs					(452)

Consolidated loss before income taxes					$(12,802)

Total assets as of October 28, 2006	$251,932 (5)	$28,345 (5)	$30,560	(6)	$310,837

Capital expenditures for the period ended October 28, 2006	$16,216	$—	$2,052		$18,268

(1)   Consists principally of approximately $12.4 million for bakery sales principally to customers other than those of the retail and wholesale segments and approximately $4.7 million for trucking revenues.

(2)   Consists principally of approximately $7.8 million for bakery sales and approximately $1.0 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)   Consists principally of approximately $19.0 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $4.4 million associated with selling and administrative costs of the bakery, approximately $4.1 million of contract hauling costs associated with trucking revenue, and approximately $8.0 million of professional fees (including approximately $4.3 million of legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $1.5 million for data processing maintenance and $0.9 million for corporate insurance costs.

(4)   Excludes depreciation and amortization of $4.2 million for cost of sales and $15.6 million for selling and administrative expenses.

(5)   The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs described above.  The effect of the change in allocation method in fiscal year 2007 was to increase the assets of the wholesale food distribution segment and decrease assets of the retail food segment by $4.3 million.

(6)   Consists principally of fixed assets and inventory of the bakery operation and general corporate assets (including cash and cash equivalents).

	Period from April 17, 2005 to October 29, 2005
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$561,949	$117,606	$13,212	(1)	$692,767

Cost of sales	(395,281)	(109,083)	(9,467	)(2)	(513,831	)(4)
Selling and administrative expense	(145,072)	(5,362)	(19,080	)(3)	(169,514	)(4)

Operating income (loss) before depreciation and amortization	21,596	3,161	(15,335)		9,422

Depreciation and amortization	(10,901)	(953)	(708)		(12,562)

Operating income (loss)	$10,695	$2,208	$(16,043)		(3,140)
Interest expense					(4,908)
Reorganization costs					(703)

Consolidated loss before income taxes					$(8,751)

Total assets as of October 29, 2005	$288,265 (5)	$23,855 (5)	$15,304	(6)	$327,424

Capital expenditures for the period ended October 29, 2005	$5,751	$—	$1,349		$7,100

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

(4)   Excludes depreciation and amortization of $2.3 million for cost of sales and $10.3 million for selling and administrative expenses.

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

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the quarter and the (39-week) year to date period ended October 28, 2006 and the quarter and the (28-week) period ended October 29, 2005.

	Unaudited
	Quarter	Quarter	Year to Date	Period from
	Ended	Ended	Ended	April 17, 2005 to
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Revenues	100.0%	100.0%	100.0%	100.0%

Gross profit (1)	25.0	26.2	25.2	25.5

Selling and administrative expenses	26.0	26.1	25.8	26.0

Operating (loss) income	(1.0)	0.1	(0.6)	(0.5)

Interest expense	0.6	0.7	0.7	0.7

Reorganization expense	0.1	0.2	0.0	0.1

Income tax provision	0.0	0.0	0.0	0.0

Net loss	(1.7)	(0.8)	(1.3)	(1.3)

(1)                                  Revenues less cost of sales.

Fiscal Year 2007 (the Quarter Ended October 28, 2006) and Fiscal Year 2006 (the Quarter Ended October 29, 2005)

Revenues

Revenues for the quarters ended October 28, 2006 and the October 29, 2005 were $319.8 million and $315.4 million, respectively.  Revenues increased as compared to prior year quarter due to an increase in retail revenues of $4.0 million and an increase in wholesale distribution revenues of $0.3 million.

Wholesale food distribution revenues for the quarter ended October 28, 2006 and the quarter ended October 29, 2005 were $54.1 million and $53.8 million, respectively.  Increases in revenues were a result of increased prices.

Gross Profit

Gross profit was $79.9 million, or 25.0% of revenues for the quarter ended October 28, 2006 and $82.6 million, or 26.2% of revenues for the quarter ended October 29, 2005.  Gross profit decreased due to higher inventory costs.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended October 28, 2006 were $83.2 million, or 26.0% of revenues and the selling and administrative expenses for the quarter ended October 29, 2005 were $82.3 million, or 26.1% of revenues.  Selling and administrative expenses increased due to one time charges which include the hiring of new executive management, SEC investigation related legal fees, and severance payments.

Depreciation and Amortization

Depreciation and amortization expense was $6.8 million, or 2.1% of revenues, for the quarter ended October 28, 2006 and $5.6 million or 1.8% of revenues, for the quarter ended October 29, 2005.  The increase in depreciation and amortization during the quarter ended October 28, 2006 was primarily due to the depreciation of additions in fiscal 2006 of approximately $20.5 million.

Operating (Loss) Income

Operating loss for the quarter ended October 28, 2006 was $3.2 million, or 1.0% of revenues, and for the quarter ended October 29, 2005, operating income was $0.2 million, or 0.1% of revenues.  The difference is due to a rise in selling and administrative expenses and increases in inventory costs.

Interest Expense

Interest expense for the quarter ended October 28, 2006 was $2.0 million, or 0.6% of revenues, and for the quarter ended October 29, 2005, interest expense was $2.1 million, or 0.7% of revenues.

Reorganization Expense

During the quarter ended October 28, 2006, we recorded reorganization expenses of $0.2 million, or 0.1% of revenues, and for the quarter ended October 29, 2005, we recorded reorganization expenses of $0.7 million, or 0.2% of revenues.

Income Tax Provision

Income tax provision for the quarter ended October 28, 2006 and October 29, 2005 were less than $0.1 million.  Taxes consist of minimal state taxes and capital franchise taxes.

Net Loss

Net loss for the quarter ended October 28, 2006 was $5.5 million, or 1.7% of revenues, and net loss for the quarter ended October 29, 2005 was $2.6 million, or 0.8% of revenues.  The increase in net loss is due to an increase in selling and administrative expenses and a increase in inventory costs.

Fiscal Year 2007 (Year to Date Ended October 28, 2006) and Fiscal Year 2006 (the Period Ended October 29, 2005)

Revenues

Revenues for year to date ended October 28, 2006 and the period ended October 29, 2005 were $968.4 million and $692.8 million, respectively.

Retail food revenues were $787.0 million for year to date ended October 28, 2006 and $561.9 million for the period ended October 29, 2005.

Wholesale food distribution revenues for the year to date ended October 28, 2006 and the period ended October 29, 2005 were $163.1 million and $117.6 million, respectively.

Gross Profit

Gross profit was $243.8 million, or 25.2% of revenues for year to date ended October 28, 2006 and $176.6 million, or 25.5% of revenues for the period ended October 29, 2005.  Gross profit decreased as a percentage of revenue due to increased inventory costs.

Selling and Administrative Expenses

Selling and administrative expenses for year to date ended October 28, 2006 were $249.8 million, or 25.8% of revenues.  The selling and administrative expenses for the period ended October 29, 2005 were $179.8 million, or 26.0% of revenues.

Depreciation and Amortization

Depreciation and amortization expense was $19.8 million, or 2.0% of revenues, for year to date ended October 28, 2006 and $12.6 million or 2.0% of revenues, for the period ended October 29, 2005.

Operating Loss

Operating loss for year to date ended October 28, 2006 was $5.9 million, or 0.6% of revenues, and for the period ended October 29, 2005, operating loss was $3.1 million, or 0.5% of revenues.

Interest Expense

Interest expense for the year to date ended October 28, 2006 was $6.4 million, or 0.7% of revenues, and for the period ended October 29, 2005, interest expense was $4.9 million, or 0.7% of revenues.

Reorganization Expense

During the year to date ended October 28, 2006, we recorded reorganization expenses of $0.5 million, or less than 0.1% of revenues, and for the period ended October 29, 2005, we recorded reorganization expenses of $0.7 million, or 0.1% of revenues.

Income Tax Provision

Income tax provision for year to date ended October 28, 2006 and the period ended October 29, 2005 were $0.2 million, or less than 0.1% of revenues.  Taxes consist of minimal state taxes and capital franchise taxes.

Net Loss

Net loss for year to date ended October 28, 2006 was $13.0 million, or 1.3% of revenues, and net loss for the period ended October 29, 2005 was $8.9 million, or 1.3% of revenues.  The increase in net loss is mainly attributable to the difference in the number of weeks in each period, (39-weeks as compared to 28-weeks).

Liquidity and Capital Resources

On April 16, 2005, upon emergence from Chapter 11 proceedings, the Company entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan.  Also on April 16, 2005, the Company entered into a supplemental real estate credit facility with another group of lenders, providing for borrowings of up to $28.0 million. Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At October 28, 2006 outstanding borrowings under both facilities aggregated $37.0 million and outstanding letters of credit under the revolving credit facility, which are primarily associated with supporting worker’s compensation obligations, amounted to approximately $49.5 million. At such date, availability in excess of outstanding borrowings and letters of credit was approximately $49.6 million. Borrowings under the revolving credit and term loan facility are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on realty owned by the Company.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35.0 million for four consecutive days or less than $30.0 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends.  At no time through the quarter ended October 28, 2006 had we been subject to compliance with these financial covenants because the annual available for borrowing had not dropped to these levels.  However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at October 28, 2006.  Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program.  The secured trade lien program is with certain of our vendors and allows us to maintain trade terms.

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

We also have $4.3 million of borrowings under mortgages secured by the related properties as of October 28, 2006.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at October 28, 2006 was $37.0 million with a weighted average interest rate of 10.85%.  A 1% change in interest rates would impact pre-tax income by $0.4 million based on the debt outstanding at October 28, 2006.  In addition to the variable rate debt we had $4.3 million of fixed rate debt outstanding at October 28, 2006 with a weighted average interest rate of 6.78%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations which should minimize the potential impact on earnings from interest rate changes.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer were not with us during fiscal year 2007.  Based on their current observations combined with observations by the disclosure committee, which is comprised of members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were ineffective as of October 29, 2006 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control Over Financial Reporting

Management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of October 29, 2006.  In May 2007, we hired an outside consulting firm to assist management in its evaluation of the effectiveness of our internal controls over financial reporting, including disclosure controls and procedures.  They have since determined they will use the framework established in “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

ITEM 1.                                  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 1A.                         RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended October 28, 2006.

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