Form 10-Q
period 2007-05-05
PENN TRAFFIC CO
filed 2008-05-22
CIK 77155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

(315) 453-7284
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES   ☐   NO   ☒

Common Stock, par value $.01 per share:  8,336,192 shares outstanding as of May 22, 2008

FORM 10-Q INDEX

			PAGE
PART I.

Item	1.	Financial Statements	4

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item	4.	Controls and Procedures	17

PART II.

Item	1.	Legal Proceedings	18

Item	1A.	Risk Factors	18

Item	6.	Exhibits	18

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-Q, including without limitation, statements included in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact, are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  These forward-looking statements include statements relating to our anticipated financial performance and business prospects.  Statements preceded by, followed by or that include words such as “believe,” “anticipate,” “estimate,” “expect,” “could,” and other similar expressions are to be considered such forward-looking statements.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as the risks set forth in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008; our ability to improve operating performance and effectuate business plans; our ability to operate pursuant to the terms of our credit facilities and to comply with the terms of our lending agreements or to amend or modify the terms of such agreements as may be needed from time to time; our ability to generate cash; our ability to attract and maintain adequate capital; our ability to refinance our indebtedness; increases in prevailing interest rates; our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; general economic and business conditions; competition, including increased capital investment and promotional activity by our competitors; availability, location and terms of sites for store development; the successful implementation of our capital expenditure program; labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to our sponsored pension plans; the result of our pursuit of strategic alternatives; economic and competitive uncertainties; our ability to pursue strategic alternatives; economic and competitive uncertainties; changes in strategies; changes in generally accepted accounting principles; adverse changes in economic and political climates around the world, including terrorist activities and international hostilities; and the outcome of pending, or the commencement of any new, legal proceedings against, or governmental investigations of us, including the previously announced SEC and U.S. Attorney’s Office investigations.  We caution that the foregoing list of important factors is not exhaustive.  Accordingly, there can be no assurance that we will meet future results, performance or achievements expressed or implied by such forward-looking statements, which are generally required to be publicly revised as circumstances change, and which we do not intend to update.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is for the period beginning February 4, 2007 and ending May 5, 2007 and, except as expressly indicated otherwise, information in this report speaks as of such date.  As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.

PART I

ITEM 1.      Financial Statements

The Penn Traffic Company

Condensed Consolidated Balance Sheets

(In thousands)

	May 5,	February 3,
	2007	2007
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$22,537	$24,661
Accounts and notes receivable (less allowance for doubtful accounts of $4,314 and $3,736, respectively)	34,885	35,112
Inventories	97,095	100,035
Prepaid expenses and other current assets	8,192	8,469
	162,709	168,277

Capital Leases, net	9,525	9,855

Fixed Assets, net	91,332	96,488

Other Assets:
Intangible assets	24,251	25,188
Deferred tax asset	3,621	3,621
Other assets	4,025	4,038
	31,897	32,847

Total Assets	$295,463	$307,467

The accompanying notes are an integral part of these statements.

	May 5,	February 3,
	2007	2007
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$1,509	$1,472
Current maturities of long-term debt (Note 5)	48,810	314
Accounts payable	33,653	34,704
Other current liabilities	47,248	49,653
Accrued interest expense	155	30
Deferred income taxes	13,542	13,542
Liabilities subject to compromise (Note 4)	2,516	2,696
	147,433	102,411

Non-current Liabilities:
Obligations under capital leases	10,474	10,956
Long-term debt (Note 5)	3,840	52,412
Defined benefit pension plan liability (Note 7)	20,482	22,150
Other non-current liabilities	27,919	26,813
	62,715	112,331

Total Liabilities	210,148	214,742

Commitments and Contingencies (Notes 4 and 8)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares, $.01 par value; none issued	—	—
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,498,752 shares at both dates	85	85
Capital in excess of par value	118,493	118,493
Deficit	(40,058)	(32,648)
Accumulated other comprehensive income	6,795	6,795
Total stockholders’ equity	85,315	92,725

Total Liabilities and Stockholders’ Equity	$295,463	$307,467

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Quarter	Quarter
	Ended	Ended
	May 5, 2007	April 29, 2006

Revenues	$301,955	$310,414

Cost and Operating Expenses:
Cost of sales	221,175	232,346
Selling and administrative expenses	83,743	83,227
Loss on store and distribution center closings	1,883	—

Operating Loss	(4,846)	(5,159)

Interest expense	2,341	2,035
Reorganization and other expenses	164	206

Loss Before Income Taxes	(7,351)	(7,400)

Income tax expense	59	57

Net Loss	$(7,410)	$(7,457)

Shares outstanding and to be issued	8,498,752	8,498,752

Loss Per Share (Basic and Diluted) (Note 3)	$(0.87)	$(0.88)

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Quarter Ended	Quarter Ended
	May 5, 2007	April 29, 2006

Operating Activities:
Net income	$(7,410)	$(7,457)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,868	6,338
Amortization of deferred financing cost	5	323
(Gain) on sale of fixed assets	(491)	(13)

Net change in operating assets and liabilities:
Accounts and notes receivable, net	227	(173)
Prepaid expenses and other current assets	277	(995)
Inventories	2,940	(1,237)
Liabilities subject to compromise	(180)	—
Accounts payable and other current liabilities	(3,331)	7,004
Other assets	9	(451)
Defined benefit pension plan	(1,668)	(974)
Other non-current liabilities	1,317	(672)

Net Cash (Used in) Provided by Operating Activities	(1,437)	1,693

Investing Activities:
Capital expenditures	(657)	(10,057)
Proceeds from sale of fixed assets	491	13

Net Cash Used in Investing Activities	(166)	(10,044)

Financing Activities:
Payments of mortgages	(76)	(67)
Net borrowings under revolving credit facility	—	4,103
Reduction in capital lease obligations	(445)	(313)

Net Cash (Used in) Provided by Financing Activities	(521)	3,723

Decrease in Cash and Cash Equivalents	(2,124)	(4,628)

Cash and cash equivalents at the beginning of period	24,661	12,432

Cash and cash equivalents at end of period	$22,537	$7,804

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Stockholders’ Equity

For the unaudited period February 4, 2007 to May 5, 2007

(In thousands)

	Common Stock	Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at February 3, 2007	$85	$118,493	$(32,648)	$6,795	$92,725

Net loss for the quarter ended May 5, 2007	—	—	(7,410)	—	(7,410)
Balance at May 5, 2007	$85	$118,493	$(40,058)	$6,795	$85,315

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 5, 2007 are not necessarily an indication of results to be expected for the fiscal year ended February 2, 2008.  For further information, refer to the audited consolidated financial statement and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The balance sheet as of February 3, 2007 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company’s fiscal year ends on the Saturday closest to January 31.  Fiscal year 2008 is the 52-week period ended February 2, 2008.  Fiscal year 2007 is the 53-week period ended February 3, 2007.  The information presented in this Quarterly Report on Form 10-Q is for the quarter beginning February 4, 2007 and ending May 5, 2007.

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

Note 3 - Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  Common shares issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan.  At both May 5, 2007 and February 3, 2007, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims.

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

During the quarter ended May 5, 2007, the Company paid out $0.2 million in settlement of disputed claims.  The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings.  Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders’ equity.

Note 5 – Long Term Debt

On August 1, 2007, the Company’s revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of two additional stores.  Further, the availability amount, which the Company is required to maintain under certain financial covenants, was reduced to less than $27.5 million for four consecutive days or less than $25 million for any one day.

Based on the original maturity date of April 13, 2008, amounts due under the revolving credit and term loan facility and the supplemental real estate credit facility have been classified as current maturities in the accompanying balance sheet as of May 5, 2007.  In March 2008, the maturity date of both facilities was extended to April 13, 2009.  See Note 7 to the financial statements included in the Company’s Annual Report on Form 10-K for year ended February 2, 2008 for additional information.

Note 6 – Acquisitions and Dispositions

In March and April 2006, the Company acquired two retail stores for an aggregate purchase price of $1.5 million.  The cost of the acquisitions was allocated $0.5 million to inventories and $1.0 million to equipment.

In January 2007, the Company announced the closing of a leased distribution center used for the distribution of general merchandise and health and beauty products.  At the same time, the Company entered into a five-year supply agreement with a third party to provide the merchandise previously distributed from the distribution center.  In connection with the announced closing, in January 2007, the Company recorded a liability of $1.4 million for termination benefits which were communicated to the distribution center’s employees at such time.  The Company ceased use of the facility in March 2007, at which time the Company recorded a liability of $1.9 million, representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the distribution center.  In addition, in March 2007, the Company sold its remaining inventory located in the distribution center to the third party at current cost.  The carrying value of such inventory at February 3, 2007 was approximately $4.8 million.

No stores were closed during the quarters ended May 5, 2007 and April 29, 2006.

Note 7 – Pension Plans

The Company has four noncontributory defined benefit pension plans covering certain union personnel.  The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.

The components of net periodic benefit cost for the quarters ended May 5, 2007 and April 29, 2006 is as follows (in thousands):

	Quarter Ended	Quarter Ended
	May 5,	April 29,
	2007	2006
	(Unaudited)
Service cost	$495	$496
Interest cost	1,560	1,494
Expected return on plan assets	(1,597)	(1,494)
Amount of recognized gain	(30)	—

	$428	$496

For the quarter ended May 5, 2007, the Company contributed $2.1 million to the four defined benefit pension plans.  For the quarter ended April 29, 2006, the Company contributed $1.1 million to the four defined benefit pension plan.

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

On September 17, 2007, the SEC filed civil fraud charges against the Company’s former Chief Marketing Officer and former Vice President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company’s income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. The complaint further alleges that the individuals deceived the Company’s accounting personnel to carry out their fraudulent scheme and aided and abetted the Company’s violations of the Exchange Act of 1934 and rules thereunder. In addition, on the same date, the United States Attorney for the Northern District of New York announced that a federal grand jury has returned an indictment against the abovementioned individuals on related criminal charges. Both the SEC and the United States Attorney indicated that their investigations are continuing.

In connection with these matters, the Company could be subject to damage claims, fines or penalties.  At present, the Company is unable to estimate the likelihood of an unfavorable outcome or the amount of any damage claims, fines or penalties in the event of an unfavorable outcome and, accordingly, no liability has been recorded for this contingency.

Note 9 – Subsequent Events

On May 14, 2007, the Company granted an aggregate of 22,685 shares of phantom stock to five non-officer directors. On the settlement date, which is the earlier of when the individual ceases to be a member of the Company’s Board of Directors or upon the occurrence of a change in control, the awards provide for payment in cash of the value of an equivalent number of shares of common stock. The awards were fully vested upon the grant date, and the Company recorded a compensation charge with a corresponding liability for the fair value of the awards at date of grant totaling $0.5 million. The liability will be adjusted based on changes in value of the Company’s common stock, with a corresponding adjustment to compensation expense, at each period to settlement date.

Note 10 – Segment Information

The Company operates in two segments – the retail food business and the wholesale food distribution business.  The retail food business consists of supermarkets which the Company operates.  The wholesale food distribution business supplies independent supermarkets and other independent wholesale accounts with food, related products and other services.

The tables below presents information with respect to operating segments as well as reconciliations to consolidated information (in thousands).

	Quarter Ended May 5, 2007
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$245,232	$50,471	$6,252	(1)	$301,955

Cost of sales	(169,570)	(46,913)	(3,814	)(2)	(220,297	)(4)
Selling and administrative expense	(60,702)	(1,425)	(15,626	)(3)	(77,753	)(4)
Loss on store and distribution center closings	—	—	(1,883)		(1,883)

Operating income (loss) before depreciation and amortization	14,960	2,133	(15,071)		2,022

Depreciation and amortization	(6,218)	(245)	(405)		(6,868)

Operating income (loss)	$8,742	$1,888	$(15,476)		(4,846)
Interest expense					(2,341)
Reorganization costs					(164)

Consolidated loss before income taxes					$(7,351)

Total assets as of May 5, 2007	$214,690 (5)	$23,126 (5)	$57,647	(6)	$295,463

Capital expenditures for the year ended May 5, 2007	$494	$101	$62		$657

(1)        Consists principally of approximately $4.0 million for bakery operations, $1.7 million for trucking revenues and $0.3 million of rental income.

(2)        Consists principally of approximately $2.7 million for bakery sales and approximately $0.3 million in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)        Consists principally of approximately $7.6 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $1.9 million associated with selling and administrative costs of the bakery, approximately $4.0 million of professional fees (of which approximately $0.3 million pertaining to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $1.4 million of contract hauling costs associated with trucking revenue, approximately $0.5 million for an increase in reserves for doubtful accounts, and $0.3 million in data processing maintenance.

(4)        Excludes depreciation and amortization of $0.9 million for cost of sales and $6.0 million for selling and administrative expenses.

(5)        The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(6)        Consists principally of fixed assets and inventory of the bakery operation and general corporate assets (including cash and cash equivalents).

	Quarter Ended April 29, 2006
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$253,116	$51,935	$5,363	(1)	$310,414

Cost of sales	(178,394)	(49,065)	(3,512	)(2)	(230,971	)(4)
Selling and administrative expense	(62,389)	(1,485)	(14,390	)(3)	(78,264	)(4)

Operating income (loss) before depreciation and amortization	12,333	1,385	(12,539)		1,179

Depreciation and amortization	(5,737)	(156)	(445)		(6,338)

Operating income (loss)	$6,596	$1,229	$(12,984)		(5,159)
Interest expense					(2,035)
Reorganization costs					(206)

Consolidated loss before income taxes					$(7,400)

Total assets as of April 29, 2006	$264,393 (5)	$30,233 (5)	$31,881	(6)	$326,507

Capital expenditures for the quarter ended April 29, 2006	$9,106	$—	$951		$10,057

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

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We operate or supply more than 200 supermarkets in Upstate New York, Pennsylvania, Vermont and New Hampshire.  We operate in two segments.  Our retail food business includes corporate-owned stores with the “BiLo”, “P&C” and “Quality” trade names, and our wholesale food distribution business supplies independently operated supermarkets and other wholesale accounts.

Our primary objective is to improve our long-term financial performance and enhance the in-store experience of our customers.  Under the direction of our new senior team (formed in fiscal year 2007), we are focusing on rebuilding our core business.  This means re-establishing basic disciplines and reemphasizing and instilling a much stronger profitable growth culture around sales and margin.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the quarters ended May 5, 2007 and April 29, 2006.

	Unaudited
	Quarter	Quarter
	Ended	Ended
	May 5, 2007	April 29, 2006

Revenues	100.0%	100.0%

Gross profit (1)	26.7	25.1

Selling and administrative expenses	27.7	26.8

Loss on store and distribution center closings	0.6	—

Operating loss	(1.6)	(1.7)

Interest expense	0.8	0.7

Reorganization and other expenses	0.1	0.1

Income tax expense	0.0	0.0

Net loss	(2.5)	(2.5)

(1)          Revenues less cost of sales.

Fiscal Year 2008 (the Quarter Ended May 5, 2007) and Fiscal Year 2007 (the Quarter Ended April 29, 2006)

Revenues

Revenues for the quarter ended May 5, 2007 decreased to $302.0 million from $310.4 million for the quarter ended April 29, 2006.  The $8.4 million decrease in revenues was mainly attributable to a reduction in the number of our corporate-owned stores, a decline in same store sales and a decrease in wholesale food distribution revenues.

Same store sales for the quarter ended May 5, 2007 decreased 0.4% compared to the quarter ended April 29, 2006.

Wholesale food distribution revenues for the quarter ended May 5, 2007 decreased to $50.5 million, or 16.7% of total revenues, from $51.9 million, or 16.7% of total revenues, for the quarter ended April 29, 2006.  The decrease in the wholesale food distribution revenues of $1.4 million was attributable to the loss of certain wholesale customers.

Gross Profit

Gross profit was $80.8 million, or 26.7% of revenues, for the quarter ended May 5, 2007 compared to $78.1 million, or 25.1% of revenues, for the quarter ended April 29, 2006.  The increase is the result of increased sales of higher margin private label and signature products.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended May 5, 2007, were $83.7 million, or 27.7% of revenues, compared to $83.2 million, or 26.8% of revenues, for the quarter ended April 29, 2006.  The increase in selling and administrative expenses as a percentage of revenue was primarily due to an increase in auditing fees, professional fees, and outside services.

Depreciation and Amortization

Depreciation and amortization expense was $6.9 million, or 2.3% of revenues, for the quarter ended May 5, 2007 compared to $6.3 million, or 2.0% of revenues, for the quarter ended April 29, 2006.  The increase in depreciation and amortization during the quarter ended May 5, 2007 was primarily due to additional depreciation from assets placed in service in fiscal year 2007.

Loss on Store and Distribution Center Closings

For the quarter ended May 5, 2007 we recorded a loss on store closings of $1.9 million, or 0.6% of revenues, representing the net present value of the remaining lease rentals associated with our closed distribution center.  We ceased use of the distribution center in March 2007.

Operating Loss

Operating loss for the quarter ended May 5, 2007 was $4.8 million, or 1.6% of revenues, compared to the operating loss of $5.2 million, or 1.7% of revenues for the quarter ended April 29, 2006.

Interest Expense

Interest expense for the quarter ended May 5, 2007 was $2.3 million, or 0.8% of revenues, compared to $2.0 million, or 0.7% of revenues, for the quarter ended April 29, 2006.  The $0.3 million increase in interest expense for the quarter ended May 5, 2007 was due to the increase in our average borrowings under our credit facilities.

Net Loss

Net loss for the quarter ended May 5, 2007 was $7.4 million, or 2.5% of revenues, compared to a net loss of $7.5 million, or 2.5% of revenue during the quarter ended April 29, 2006.

Liquidity and Capital Resources

Overview

As of the quarter ended May 5, 2007, we had cash and cash equivalents of $22.5 million and total debt outstanding of $64.6 million.  In addition, we have the ability to draw down on our revolving credit facilities.  We believe our borrowing capability under our credit facilities provides the necessary liquidity to operate our business, invest in our core retail store portfolio, improve our customers’ shopping experience, and improve our overall offering in the market served.

Financial Results

Operating Activities

Cash used in operating activities for the quarter ended May 5, 2007 was $1.4 million, as compared to cash provided by operating activities of $1.7 million for the quarter ended April 29, 2006.  For the quarter ended May 5, 2007, we incurred a net loss of $7.4 million, adjustments for non cash items of $6.4 million, and a net increase in operating net assets of $0.4 million.  For the quarter ended April 29, 2006, we incurred a net loss of $7.5 million, adjustments for non-cash items of $6.6 million and a net decrease in operating net assets of $2.6 million.

Investing Activities

Cash used in investing activities for the quarter ended May 5, 2007 and the quarter ended April 29, 2006 were $0.2 million and $10.0 million, respectively.  The $9.8 million reduction was due to lower capital expenditures ($0.7 million for the quarter ended May 5, 2007 as compared to $10.1 million for the quarter ended April 29, 2006) partially offset by the $0.5 million in proceeds received from sales of fixed assets during the quarter ended May 5, 2007.

Financing Activities

Cash used in financing activities for the quarter ended May 5, 2007 were $0.5 million. For the quarter ended April 29, 2006, $3.7 million was provided by financing activities.  The $4.2 million difference was primarily due to no borrowing under the revolving credit facility during the quarter ended May 5, 2007 as compared to $4.1 million of net borrowings under our revolving credit facility during the quarter ended April 29, 2006.

Borrowings

On April 13, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan.  Also on April 13, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million.  Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At May 5, 2007, outstanding borrowings under both facilities aggregated $48.5 million.  At such date, availability in excess of outstanding borrowings and letters of credit was approximately $36.6 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to priority liens on certain properties by other lenders.  Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets.  At May 5, 2007, we had stand-by letters of credit of approximately $48.3 million.  Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35 million for four consecutive days or less than $30 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends.  At no time through May 5, 2007 had we been subject to compliance with these financial covenants because the annual available for borrowing had not dropped to these levels.  However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at May 5, 2007.

Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program.  The secured trade lien program is with certain of our vendors and allows us to maintain trade terms.

On December 26, 2006, August 1, 2007 and January 30, 2008, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of certain stores.  In March 2008, the maturity date of both facilities were extended to April 13, 2009.  See Note 7 to the financial statements included in the annual report on Form 10-K for year ended February 2, 2008 for additional information.

We also have $4.2 million of borrowings under mortgages secured by the related properties as of May 5, 2007.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at May 5, 2007 was $48.5 million, with a weighted average interest rate of 11.6%.  A 1% change in interest rates would impact pre-tax income by $0.5 million million based on the debt outstanding at May 5, 2007.  In addition to the variable rate debt we had $4.2 million of fixed rate debt outstanding at May 5, 2007, with a weighted average interest rate of 6.65%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Based on their current observations combined with observations by the disclosure committee, which is comprised of members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were ineffective as of May 5, 2007 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control Over Financial Reporting

In May 2007, we hired an outside consulting firm to assist management in its evaluation of the effectiveness of our internal control over financial reporting, including disclosure controls and procedures.  They are using the framework established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 1A.       RISK FACTORS

There have been no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 6.          EXHIBITS

The following are filed as Exhibits to this Report:

Exhibit No.	Description

10.1	Form of Severance Agreement between Randy P. Martin and The Penn Traffic Company (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on February 1, 2007).

10.2	Offer Letter, dated May 2, 2007 between The Penn Traffic Company and Tod A. Nestor (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 9, 2007).

31.1	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of CEO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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