Form 10-Q
period 2007-08-04
PENN TRAFFIC CO
filed 2008-05-22
CIK 77155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

FORM 10-Q INDEX

			PAGE
PART I.

Item	1.	Financial Statements	4

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item	4.	Controls and Procedures	20

PART II.

Item	1.	Legal Proceedings	21

Item	1A.	Risk Factors	21

Item	6.	Exhibits	21

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is for the period beginning May 6, 2007 and ending August 4, 2007 and, except as expressly indicated otherwise, information in this report speaks as of such date.  As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.

PART I

ITEM 1.          Financial Statements

The Penn Traffic Company

Condensed Consolidated Balance Sheets

(In thousands)

	August 4,	February 3,
	2007	2007
	(unaudited)
ASSETS

Current Assets:
Cash	$21,127	$24,661
Accounts and notes receivable (less allowance for doubtful accounts of $4,747 and $3,736, respectively)	37,480	35,112
Inventories	95,772	100,035
Prepaid expenses and other current assets	7,502	8,469
	161,881	168,277

Capital Leases, net	9,194	9,855

Fixed Assets, net	86,421	96,488

Other Assets:
Intangible assets	23,309	25,188
Deferred tax assets	3,621	3,621
Other assets	3,538	4,038
	30,468	32,847

Total Assets	$287,964	$307,467

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Balance Sheets

(In thousands)

	August 4,	February 3,
	2007	2007
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$1,554	$1,472
Current maturities of long-term debt (Note 5)	48,799	314
Accounts payable	31,834	34,704
Other current liabilities	47,181	49,653
Accrued interest expense	387	30
Deferred income taxes	13,542	13,542
Liabilities subject to compromise (Note 4)	2,516	2,696
	145,813	102,411

Non-current Liabilities:
Obligations under capital leases	10,068	10,956
Long-term debt (Note 5)	3,773	52,412
Defined benefit pension plan liability (Note 7)	19,527	22,150
Other non-current liabilities	28,380	26,813
	61,748	112,331

Total Liabilities	207,561	214,742

Commitments and Contingencies (Notes 4 and 8)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares,$.01 par value; none issued	—	—
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,498,752 shares at both dates	85	85
Capital in excess of par value	118,493	118,493
Deficit	(44,970)	(32,648)
Accumulated other comprehensive income	6,795	6,795
Total stockholders’ equity	80,403	92,725

Total Liabilities and Stockholders’ Equity	$287,964	$307,467

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Quarter Ended		Year to Date
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Revenues	$322,916	$338,152	$624,871	$648,566

Cost and Operating Expenses:
Cost of sales	235,627	252,300	456,802	484,646
Selling and administrative expenses	87,700	83,401	171,443	166,628
Loss on store and distribution center closings	—	—	1,883	—

Operating (Loss) Income	(411)	2,451	(5,257)	(2,708)

Interest expense	2,454	2,350	4,795	4,385
Reorganization and other expenses	1,989	56	2,153	262

(Loss) Income Before Income Taxes	(4,854)	45	(12,205)	(7,355)

Income tax provision	58	57	117	114

Net Loss	$(4,912)	$(12)	$(12,322)	$(7,469)

Shares outstanding and to be issued	8,498,752	8,498,752	8,498,752	8,498,752

Loss Per Share (Basic and Diluted) (Note 3)	$(0.58)	$(0.00)	$(1.45)	$(0.88)

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Period	For the Period
	February 4, 2007	January 29, 2006
	to August 4, 2007	to July 29, 2006
Operating Activities:
Net loss	$(12,322)	$(7,469)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,758	12,986
Amortization of deferred financing cost	501	647
Gain on sale of fixed assets	(612)	(29)

Net change in operating assets and liabilities:
Accounts and notes receivable, net	(2,368)	(154)
Prepaid expenses and other current assets	967	(3,647)
Inventories	4,263	3,559
Liabilities subject to compromise	(180)	(95)
Accounts payable and other current liabilities	(4,985)	4,729
Other assets	2	(420)
Defined benefit pension plan	(2,623)	(1,060)
Other non-current liabilities	1,981	1,793

Net Cash (Used in) Provided by Operating Activities	(1,618)	10,840

Investing Activities:
Capital expenditures	(1,875)	(17,190)
Proceeds from sale of fixed assets	919	29

Net Cash Used in Investing Activities	(956)	(17,161)

Financing Activities:
Payments of mortgages	(154)	(138)
Net borrowings under revolving credit facility	—	3,921
Reduction in capital lease obligations	(806)	(636)

Net Cash (Used in) Provided By Financing Activities	(960)	3,147

Decrease in Cash and Cash Equivalents	(3,534)	(3,174)

Cash and Cash Equivalents at the beginning of period	24,661	12,432

Cash and Cash Equivalents at end of period	$21,127	$9,258

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statement of Stockholders’ Equity

For the unaudited period February 4, 2007 to August 4, 2007

(In thousands)

	Common Stock	Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at February 3, 2007	$85	$118,493	$(32,648)	$6,795	$92,725

Net loss for the period ended August 4, 2007	—	—	(12,322)	—	(12,322)

Balance at August 4, 2007	$85	$118,493	$(44,970)	$6,795	$80,403

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods ended August 4, 2007 are not necessarily an indication of results to be expected for the fiscal year ended February 2, 2008.  These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The balance sheet as of February 3, 2007 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company’s fiscal year ends on the Saturday closest to January 31.  Fiscal year 2008 is the 52-week period ended February 2, 2008.  Fiscal year 2007 is the 53-week period ended February 3, 2007.  The information presented in this quarterly report on Form 10-Q is for the quarter beginning May 6, 2007 and ending August 4, 2007.

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

Note 3 – Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  Common shares issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan.  At both August 4, 2007 and February 3, 2007, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims.

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

During the period ended August 4, 2007, the Company paid $0.2 million, in settlement of disputed claims.  The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings.  Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders’ equity.

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

No stores were closed during the quarters ended August 4, 2007 and July 29, 2006 and the 6-months ended August 4, 2007 and July 29, 2006.

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

The components of net periodic benefit cost for the year to date ended August 4, 2007 and July 29, 2006 is as follows (in thousands):

	Year to Date	Year to Date
	August 4, 2007	July 29, 2006
	(Unaudited)

Service cost	$990	$991
Interest cost	3,118	2,988
Expected return on plan assets	(3,193)	(2,988)
Amount of recognized gain	(59)	—

	$856	$991

For the 6 months ended August 4, 2007 and July 29, 2006, the Company contributed $3.5 million and $1.6 million, respectively, to the four defined benefit pension plans.

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

Note 9 – Issuance of Stock

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

The tables below presents information (in thousands) with respect to operating segments as well as reconciliations to consolidated information.

	Quarter Ended August 4, 2007
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$261,866	$54,014	$7,036	(1)	$322,916

Cost of sales	(180,130)	(50,223)	(4,475	)(2)	(234,828	)(4)
Selling and administrative expense	(63,373)	(1,217)	(17,019	)(3)	(81,609	)(4)

Operating income (loss) before depreciation and amortization	18,363	2,574	(14,458)		6,479

Depreciation and amortization	(6,179)	(241)	(470)		(6,890)

Operating income (loss)	$12,184	$2,333	$(14,928)		(411)
Interest expense					(2,454)
Reorganization and other expenses					(1,989)

Consolidated loss before income taxes					$(4,854)

(1)                      Consists principally of approximately $4.9 million for bakery sales principally to customers other than those of the retail and wholesale segments, $1.6 million for trucking revenues, and $0.3 million of rental income.

(2)                      Consists principally of approximately $3.3 million for bakery sales and approximately $0.3 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)                      Consists principally of approximately $7.7 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $1.9 million associated with selling and administrative costs of the bakery, approximately $3.5 million of professional fees (of which approximately $0.3 million pertained to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $1.4 million of contract hauling costs associated with trucking revenue, approximately $0.4 million in reserves for doubtful accounts, $0.2 million in data processing maintenance and $0.4 million for corporate insurance costs.

(4)                      Excludes depreciation and amortization of $0.8 million for cost of sales and $6.1 million for selling and administrative expenses.

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

(4)                      Excludes depreciation and amortization of $1.3 million for cost of sales and $5.3 million for selling and administrative expenses.

	Period from February 4, 2007 to August 4, 2007
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$507,098	$104,485	$13,288	(1)	$624,871

Cost of sales	(349,700)	(97,136)	(8,289	)(2)	(455,125	)(4)
Selling and administrative expense	(124,075)	(2,642)	(32,645	)(3)	(159,362	)(4)
Loss on store and distribution center closings	—	—	(1,883)		(1,883)

Operating income before depreciation and amortization	33,323	4,707	(29,529)		8,501

Depreciation and amortization	(12,397)	(486)	(875)		(13,758)

Operating income (loss)	$20,926	$4,221	$(30,404)		(5,257)

Interest expense					(4,795)
Reorganization and other expenses					(2,153)

Consolidated loss before income taxes					$(12,205)

Total assets as of August 4, 2007	$213,646 (5)	$24,714 (5)	$49,604	(6)	$287,964

Capital expenditures for the period ended August 4, 2007	$1,511	$139	$225		$1,875

(1)                      Consists principally of approximately $8.9 million for bakery sales principally to customers other than those of the retail and wholesale segments, $3.3 million for trucking revenues and $0.6 million of rental income.

(2)                      Consists principally of approximately $6.0 million for bakery sales and approximately $0.6 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)                      Consists principally of approximately $13.3 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $3.8 million associated with selling and administrative costs of the bakery, approximately $7.5 million of professional fees (of which approximately $0.6 million pertained to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $2.8 million of contract hauling costs associated with trucking revenue, approximately $0.9 million for an increase in reserves for doubtful accounts, $0.5 million in data processing maintenance, $0.4 million for corporate insurance costs.

(4)                      Excludes depreciation and amortization of $1.7 million for cost of sales and $12.1 million for selling and administrative expenses.

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

(5)

The warehouse and transportation assets have been allocated using the same methodology that was used for the warehouse and transportation costs. The effect of the change in allocation method in fiscal year 2007 increased the assets of the wholesale food distribution segment and decreased assets of the retail food segment by $4.3 million.

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

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the quarter and year to date ended August 4, 2007 and the quarter and year to date ended July 29, 2006.

	Unaudited
	Quarter	Quarter	Year to Date	Year to Date
	Ended	Ended	Ended	Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Revenues	100.0%	100.0%	100.0%	100.0%

Gross profit (1)	27.0	25.4	26.9	25.3

Selling and administrative expenses	27.1	24.7	27.4	25.7

Loss on store and distribution center closings	—	—	0.3	—

Operating (loss) income	(0.1)	0.7	(0.8)	(0.4)

Interest expense	0.8	0.7	0.8	0.7

Reorganization and other expenses	0.6	0.0	0.3	0.0

Income tax expense	0.0	0.0	0.0	0.0

Net loss	(1.5)	0.0	(1.9)	(1.1)

(1)                                  Revenues less cost of sales.

Fiscal Year 2008 (the Quarter Ended August 4, 2007) and Fiscal Year 2007 (the Quarter Ended July 29, 2006)

Revenues

Revenues for the quarter ended August 4, 2007 decreased to $322.9 million from $338.2 million for the quarter ended July 29, 2006.  The $15.3 million decrease in revenues was mainly attributable to a reduction in the number of our corporate-owned stores, a decline in same store sales and a decrease in wholesale food distribution revenues.

Same store sales for the quarter ended August 4, 2007 decreased 0.6% compared to the quarter ended July 29, 2006.

Wholesale food distribution revenues for the quarter ended August 4, 2007 decreased $3.1 million, or 5.4%, to $54.0 million, or 16.7% of total revenues, from $57.1 million, or 16.9% of total revenues, for the quarter ended August 4, 2007.  The decrease in the wholesale food distribution revenues of $3.1 million was attributable to the loss of certain wholesale customers.

Gross Profit

Gross profit was $87.3 million, or 27.0% of revenues, for the quarter ended August 4, 2007 compared to $85.9 million, or 25.4% of revenues, for the quarter ended July 29, 2006.  The increase was a result of increased sales of higher margin private label and signature products.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended August 4, 2007 were $87.7 million, or 27.1% of revenues compared to $83.4 million, or 24.7% of revenues, for the quarter ended July 29, 2006.  The increase in selling and administrative expenses as a percentage of revenue was primarily due to an increase in audit and professional fees and outside services.

Depreciation and Amortization

Depreciation and amortization expense was $6.9 million, or 2.1% of revenues, for the quarter ended August 4, 2007, compared to $6.6 million, or 2.0% of revenues, for the quarter ended July 29, 2006.  The increase in depreciation and amortization during the quarter ended August 4, 2007 was primarily due to additional depreciation from assets placed in service in fiscal year 2007.

Operating Loss

Operating loss for the quarter ended August 4, 2007 was $0.4 million, or 0.1% of revenues, compared to the operating income of $2.5 million, or 0.7% of revenues, for the quarter ended July 29, 2006.

Interest Expense

Interest expense for the quarter ended August 4, 2007 was $2.5 million, or 0.8% of revenues, compared to $2.4 million, or 0.7% of revenues, for the quarter ended July 29, 2006.  The $0.1 million increase in interest expense for the quarter ended August 4, 2007 was due to an increase in our average borrowings under our credit facilities.

Reorganization and Other Expenses

Reorganization expense for the quarter ended August 4, 2007 was $1.9 million, or 0.6% of revenues, compared to reorganization expense of $0.1 million, or 0.0% of revenues, for the quarter ended July 29, 2006.  The $1.8 million increase was primarily attributable to $1.6 million, of expense related to a proposed acquisition that was not consummated.

Net Loss

Net loss for the quarter ended August 4, 2007 was $4.9 million, or 1.5% of revenues, compared to a net loss of less than $0.1 million, or 0.0% of revenues, for the quarter ended July 29, 2006.  The increase in net loss of $4.9 million during the quarter ended August 4, 2007 is primarily attributable to the increase in selling and administrative expenses as explained above and the $1.6 million of expenses incurred on a proposed acquisition that was not consummated.

Fiscal Year 2008 (the Year to Date Ended August 4, 2007) and Fiscal Year 2007 (the Year to Date Ended July 29, 2006)

Revenues

Revenues for the year to date ended August 4, 2007 decreased to $624.9 million from $648.6 million for the year to date ended July 29, 2006.  The $23.7 million decrease in revenues was mainly attributable to a reduction in the number of our corporate-owned stores, a decline in same store sales and a decrease in wholesale food distribution revenues.

Year to date same store sales as of August 4, 2007 declined 0.2% from the year to date sales as of July 29, 2006.

Wholesale food distribution revenues for year to date ended August 4, 2007 decreased $4.5 million, or 4.1% to $104.5 million, or 16.7% of total revenues, from $109.0 million, or 16.8% of total revenues, for year to date ended August 4, 2007.  The decrease in the wholesale food distribution revenues of $4.5 million was attributable to the loss of certain wholesale customers.

Gross Profit

Gross profit was $168.1 million, or 26.9% of revenues, for year to date ended August 4, 2007, compared to $163.9 million, or 25.3% of revenues, for year to date ended July 29, 2006.  The increase was a result of increased sales of higher margin private label and signature products.

Selling and Administrative Expenses

Selling and administrative expenses for year to date ended August 4, 2007 were $171.4 million, or 27.4% of revenues, compared to $166.6 million, or 25.7% of revenues, for year to date ended July 29, 2006.  The increase in selling and administrative expenses as a percentage of revenue was principally due to an increase in audit and professional fees and outside services.

Depreciation and Amortization

Depreciation and amortization expense was $13.8 million, or 2.2% of revenues, for year to date ended August 4, 2007, compared to $13.0 million, or 2.0% of revenues.  The increase in depreciation and amortization during the year to date ended August 4, 2007 was primarily due to additional depreciation from assets placed in service in fiscal year 2007.

Loss on Store and Distribution Center Closings

Loss on store and distribution center closings for the year to date ended August 4, 2007 was $1.9 million, or 0.3% of revenues, representing the net present value of the remaining lease rentals associated with the closed distribution center.  For the year to date ended July 29, 2006 no store closing costs were incurred.

Operating Loss

Operating loss for year to date ended August 4, 2007 was $5.3 million, or 0.8% of revenues, compared to the operating loss of $2.7 million, or 0.4% of revenues, for year to date ended July 29, 2006.

Interest Expense

Interest expense for year to date ended August 4, 2007 was $4.8 million, or 0.8% of revenues, compared to $4.4 million, or 0.7% of revenues, for year to date ended July 29, 2006.  The $0.4 million increase in interest expense for year to date ended August 4, 2007 was due to an increase in our average borrowings under our credit facility.

Net Loss

Net loss for the year to date ended August 4, 2007 was $12.3 million, or 1.9% of revenues, compared to a net loss of $7.5 million, or 1.1% of revenues, during the year to date ended July 29, 2006.  The increase in net loss of $4.8 million during the year to date ended August 4, 2007 is primarily attributable to increases in selling and administrative expenses as explained above, distribution center closing costs of $1.9 million and $1.6 million of expenses incurred on a proposed transaction that was not consummated, partially offset by a $6.5 million increase in gross profit.

Liquidity and Capital Resources

Overview

As of August 4, 2007, we had cash and cash equivalents of $21.1 million and total debt outstanding of $64.2 million.  In addition, we have the ability to draw down on our revolving credit facilities.  We believe our borrowing capability under our credit facilities provides the necessary liquidity to operate our business, invest in our core retail store portfolio, improve our customers’ shopping experience, and improve our overall offering in the market served.

Financial Results

Operating Activities

Cash used in operating activities for year to date ended August 4, 2007 was $1.6 million, as compared to cash provided by operating activities of $10.8 million for year to date ended July 29, 2006.  For year to date ended August 4, 2007, we incurred a net loss of $12.3 million, adjustments for non cash items of $13.6 million, and a net increase in operating net assets of $2.9 million.  For year to date ended July 29, 2006, we incurred a net loss of $7.5 million, adjustments for non-cash items of $13.6 million and a net decrease in operating net assets of $4.7 million.

Investing Activities

Cash used in investing activities for year to date ended August 4, 2007 and the year to date ended July 29, 2006 were $1.0 million and $17.2 million, respectively.  The $16.2 million reduction was due to lower capital expenditures ($1.9 million for the year to date ended August 4, 2007 as compared to $17.2 million for the year to date ended July 29, 2006) and $1.0 million in proceeds from sales of fixed assets for year to date ended August 4, 2007.

Financing Activities

Cash used in financing activities for year to date ended August 4, 2007 was $1.0 million.  For year to date ended July 29, 2006, cash provided by financing activities was $3.1 million.  The $4.1 million difference was primarily due to no borrowing under our revolving credit facility for year to date ended August 4, 2007 as compared to $3.9 million of net borrowings under our revolving credit facility for year to date ended July 29, 2006.

Borrowings

On April 13, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan.  Also on April 13, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million.  Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At August 4, 2007, outstanding borrowings under both facilities aggregated $48.5 million.  At such date, availability in excess of outstanding borrowings and letters of credit was approximately $40.2 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to priority liens on certain properties by other lenders.  Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets.  At August 4, 2007, we had stand-by letters of credit of approximately $48.3 million.  Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $35 million for four consecutive days or less than $30 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends.  At no time through August 4, 2007 had we been subject to compliance with these financial covenants because the annual available for borrowing had not dropped to these levels.  However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at August 4, 2007.

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

We also have $4.1 million of borrowings under mortgages secured by the related properties as of August 4, 2007.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at August 4, 2007 was $48.5 million, with a weighted average interest rate of 11.6%.  A 1% change in interest rates would impact annual pre-tax income by $0.5 million based on the debt outstanding at August 4, 2007.  In addition to the variable rate debt we had $4.1 million of fixed rate debt outstanding at August 4, 2007, with a weighted average interest rate of 6.65%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations..

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Based on their current observations combined with observations by the disclosure committee, which is comprised of members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were ineffective as of August 4, 2007, in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control Over Financial Reporting

In May 2007, we hired an outside consulting firm to assist management in its evaluation of the effectiveness of our internal control over financial reporting, including disclosure controls and procedures.  As of August 4, 2007 they had not completed their evaluation.  They are using the framework established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 1A.       RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 6.          EXHIBITS

The following are filed as Exhibits to this Report:

Exhibit No.	Description

10.1	Form of The Penn Traffic Company Phantom Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 18, 2007).

10.2

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

10.3

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