Form 10-Q
period 2007-11-03
PENN TRAFFIC CO
filed 2008-05-22
CIK 77155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is for the period beginning August 5, 2007 and ending November 3, 2007 and, except as expressly indicated otherwise, information in this report speaks as of such date.  As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.

PART I

ITEM 1.          Financial Statements

The Penn Traffic Company

Condensed Consolidated Balance Sheets

(In thousands)

	November 3,	February 3,
	2007	2007
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$6,688	$24,661
Accounts and notes receivable (less allowance for doubtful accounts of $4,916 and $3,736, respectively)	33,756	35,112
Inventories	99,094	100,035
Prepaid expenses and other current assets	7,375	8,469
	146,913	168,277

Capital Leases, net	8,565	9,855

Fixed Assets, net	82,876	96,488

Other Assets:
Intangible assets	22,366	25,188
Deferred tax assets	3,621	3,621
Other assets	3,284	4,038
	29,271	32,847

Total Assets	$267,625	$307,467

The accompanying notes are an integral part of these statements.

	November 3,	February 3,
	2007	2007
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$1,317	$1,472
Current maturities of long-term debt (Note 5)	48,437	314
Accounts payable	27,442	34,704
Other current liabilities	43,474	49,653
Accrued interest expense	—	30
Deferred income taxes	13,542	13,542
Liabilities subject to compromise (Note 4)	2,516	2,696
	136,728	102,411

Non-current Liabilities:
Obligations under capital leases	9,319	10,956
Long-term debt (Note 5)	3,706	52,412
Defined benefit pension plan liability (Note 7)	19,712	22,150
Other non-current liabilities	27,333	26,813
	60,070	112,331

Total Liabilities	196,798	214,742

Commitments and Contingencies (Notes 4 and 8)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares, $.01 par value; none issued	—	—
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,498,752 shares at both dates	85	85
Capital in excess of par value	118,493	118,493
Deficit	(54,546)	(32,648)
Accumulated other comprehensive income	6,795	6,795
Total stockholders’ equity	70,827	92,725

Total Liabilities and Stockholders’ Equity	$267,625	$307,467

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Quarter Ended		Year to Date Ended
	November 3, 2007	October 28, 2006	November3, 2007	October 28, 2006

Revenues	$300,603	$319,802	$925,474	$968,368

Cost and Operating Expenses:
Cost of sales	220,308	239,904	677,110	724,550
Selling and administrative expenses	84,850	83,126	256,293	249,754
Loss on store and distribution center closings	146	—	2,029	—

Operating Loss	(4,701)	(3,228)	(9,958)	(5,936)

Interest expense	2,023	2,029	6,818	6,414
Reorganization and other expenses	2,792	190	4,945	452

Loss Before Income Taxes	(9,516)	(5,447)	(21,721)	(12,802)

Income tax provision	60	57	177	171

Net Loss	$(9,576)	$(5,504)	$(21,898)	$(12,973)

Shares outstanding and to be issued	8,498,752	8,498,752	8,498,752	8,498,752

Loss Per Share (Basic and Diluted) (Note 3)	$(1.13)	$(0.65)	$(2.58)	$(1.53)

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Period	For the Period
	February 4, 2007	January 29, 2006
	to November 3, 2007	to October 28, 2006
Operating Activities:
Net loss	$(21,898)	$(12,973)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	20,492	19,770
Amortization of deferred financing cost	744	970
Gain on sale of fixed assets	(328)	(2,422)

Net change in operating assets and liabilities:
Accounts and notes receivable, net	1,356	3,165
Prepaid expenses and other current assets	1,094	(3,328)
Inventories	941	1,725
Liabilities subject to compromise	(180)	(175)
Accounts payable and other current liabilities	(13,471)	(1,608)
Other assets	13	90
Defined benefit pension plan	(2,438)	(2,366)
Other non-current liabilities	1,140	1,142

Net Cash (Used in) Provided by Operating Activities	(12,535)	3,990

Investing Activities:
Capital expenditures	(4,942)	(18,268)
Proceeds from sale of fixed assets	1,879	7,202

Net Cash Used in Investing Activities	(3,063)	(11,066)

Financing Activities:
Payments of mortgages	(233)	(212)
Net (repayments) borrowings under revolving credit facility	(350)	4,000
Reduction in capital lease obligations	(1,792)	(968)

Net Cash (Used in) Provided by Financing Activities	(2,375)	2,820

Decrease in Cash and Cash Equivalents	(17,973)	(4,256)

Cash and Cash Equivalents at the beginning of period	24,661	12,432

Cash and Cash Equivalents at end of period	$6,688	$8,176

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Stockholders’ Equity

For the unaudited period February 4, 2007 to November 3, 2007

(In thousands)

	Common Stock	Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at February 3, 2007	$85	$118,493	$(32,648)	$6,795	$92,725

Net loss for the period ended November 3, 2007	—	—	(21,898)	—	(21,898)

Balance at November 3, 2007	$85	$118,493	$(54,546)	$6,795	$70,827

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods ended November 3, 2007 are not necessarily an indication of results to be expected for the fiscal year ended February 2, 2008.  These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The balance sheet as of February 3, 2007 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company’s fiscal year ends on the Saturday closest to January 31.  Fiscal year 2008 is the 52-week period ended February 2, 2008.  Fiscal year 2007 is the 53-week period ended February 3, 2007.  The information presented in this Quarterly Report on Form 10-Q is for the quarter beginning August 5, 2007 and ending November 3, 2007.

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

Note 3 – Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  Common shares issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Plan.  At both November 3, 2007 and February 3, 2007, 201,055 common shares are estimated to be issued in connection with the settlement of remaining claims.

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

During the year to date ended November 3, 2007, the Company paid $0.2 million in settlement of disputed claims.  The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings.  Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders’ equity.

Note 5 – Long Term Debt

On August 1, 2007, the Company’s revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of two additional stores.  Further, the availability amount, which the Company is required to maintain under certain financial covenants, was reduced to less than $27.5 million for four consecutive days or less than $25 million for any one day

Based on the original maturity date of April 13, 2008, amounts due under the revolving credit and term loan facility and the supplemental real estate credit facility have been classified as current maturities in the accompanying balance sheet as of May 5, 2007.  In March 2008, the maturity date of both facilities was extended to April 13, 2009.  See Note 7 to the financial statements included in the Company’s Annual Report on Form 10-K for year ended February 2, 2008 for additional information.

Note 6 – Acquisitions and Dispositions

Acquisitions

In March and April 2006, the Company acquired two retail stores for an aggregate purchase price of $1.5 million.  The cost of the acquisitions was allocated $0.5 million to inventories and $1.0 million to equipment.

Dispositions

During the quarter ended November 3, 2007, the Company disposed of two stores.  It is anticipated that revenues will continue to be generated from one of the closed stores as the store was converted to an independent store and will continue to be supplied by the Company’s distribution center.  Revenue and operating results of the remaining closed store which was sold were not significant.

During the quarter ended October 28, 2006, the Company sold one store which it anticipates will continue to be serviced from the Company’s distribution centers thereby continuing to generate revenue for the Company.

Based on the above, the operations of the disposed stores have not been reported as discontinued operations in the accompanying financial statements.

Store closing costs related to leases and terminated employees for the quarter and year to date ended November 3, 2007 were approximately $0.1 million.

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

The components of net periodic benefit costs for the year to date ended November 3, 2007 and October 28, 2006 are as follows (in thousands):

	Year to Date	Year to Date
	Ended	Ended
	November 3,	October 28,
	2007	2006
	(unaudited)

Service cost	$1,485	$1,487
Interest cost	4,679	4,481
Expected return on plan assets	(4,790)	(4,481)
Amount of recognized gain	(89)	—

	$1,285	$1,487

For the 9 months ended November 3, 2007 and October 28, 2006 the Company contributed $3.7 million and $3.1 million, respectively, to the four defined benefit pension plans.

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

Note 10 – Segment Information

The Company operates in two segments – the retail food business and the wholesale food distribution business.  The retail food business consists of supermarkets which the Company operates.  The wholesale food distribution business supplies independent supermarkets and other independent wholesale accounts with food related products and other services.

The tables below presents (in thousands) information with respect to operating segments as well as reconciliations to consolidated information.

	Quarter Ended November 3, 2007
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$244,364	$52,211	$4,028	(1)	$300,603

Cost of sales	(167,904)	(48,920)	(2,685	)(2)	(219,509	)(4)
Selling and administrative expense	(61,506)	(1,348)	(16,061	)(3)	(78,915	)(4)
Loss on store and distribution center closings	—	—	(146)		(146)

Operating income (loss) before depreciation and amortization	14,954	1,943	(14,864)		2,033

Depreciation and amortization	(6,025)	(237)	(472)		(6,734)

Operating income (loss)	$8,929	$1,706	$(15,336)		(4,701)
Interest expense					(2,023)
Reorganization and other expenses					(2,792)

Consolidated loss before income taxes					$(9,516)

(1)   Consists principally of approximately $1.9 million for bakery sales principally to customers other than those of the retail and wholesale segments, $1.6 million for trucking revenues and $0.3 million of rental income.

(2)   Consists principally of approximately $1.6 million for bakery sales and approximately $0.3 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)   Consists principally of approximately $7.0 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $1.9 million associated with selling and administrative costs of the bakery, approximately $2.8 million associated with of professional fees (of which approximately $0.6 million pertained to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $1.3 million of contract hauling costs associated with trucking revenue, approximately $0.1 million for an increase in reserves for doubtful accounts, $0.3 million in data processing maintenance, and $0.4 million for corporate insurance costs.

(4)   Excludes depreciation and amortization of $0.8 million for cost of sales and $5.9 million for selling and administrative expenses.

	Quarter Ended October 28, 2006
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$259,402	$54,052	$6,348	(1)	$319,802

Cost of sales	(183,482)	(51,032)	(3,963	)(2)	(238,477	)(4)
Selling and administrative expense	(63,279)	(1,203)	(13,287	)(3)	(77,769	)(4)

Operating income (loss) before depreciation and amortization	12,641	1,817	(10,902)		3,556

Depreciation and amortization	(6,183)	(155)	(446)		(6,784)

Operating income (loss)	$6,458	$1,662	$(11,348)		(3,228)
Interest expense					(2,029)
Reorganization costs					(190)

Consolidated loss before income taxes					$(5,447)

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

(4)       Excludes depreciation and amortization of $1.4 million for cost of sales and $5.3 million for selling and administrative expenses.

	Period From February 4, 2007 to November 3, 2007
		Wholesale
		Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$751,462	$156,696	$17,316	(1)	$925,474

Cost of sales	(517,604)	(146,056)	(10,974	)(2)	(674,634	)(4)
Selling and administrative expense	(185,581)	(3,990)	(48,706	)(3)	(238,277	)(4)
Loss on store and distribution center closings	—	—	(2,029	)(3)	(2,029	)(4)

Operating income (loss) before depreciation and amortization	48,277	6,650	(44,393)		10,534

Depreciation and amortization	(18,422)	(723)	(1,347	)(5)	(20,492)

Operating income (loss)	29,855	5,927	(45,740)		(9,958)
Interest expense					(6,818)
Reorganization and other expenses					(4,945)

Consolidated loss before income taxes					$(21,721)

Total assets as of November 3, 2007	$213,552 (5)	$24,621 (5)	$29,452	(6)	$267,625

Capital expenditures for the period Ended November 3, 2007	$4,253	$203	$486		$4,942

(1)   Consists principally of approximately $10.8 million for bakery sales principally to customers other than those of the retail and wholesale segments, $4.9 million for trucking revenues and $0.9 million of rental income.

(2)   Consists principally of approximately $7.6 million for bakery sales and approximately $0.9 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)   Consists principally of approximately $20.3 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $5.7 million associated with selling and administrative costs of the bakery, approximately $10.3 million associated with of professional fees (of which approximately $1.2 million pertained to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $4.1 million of contract hauling costs associated with trucking revenue, approximately $1.0 million for an increase in reserves for doubtful accounts, $0.8 million in data processing maintenance, and $0.8 million for corporate insurance costs.

(4)   Excludes depreciation and amortization of $2.5 million for cost of sales and $18.0 million for selling and administrative expenses.

(5)   The warehouse and transportation assets have been allocated using the same methodology that was used for the warehouse and transportation costs.

(6)   Consists principally of fixed assets and inventory of the bakery operation and general corporate assets that can not separated by business segment (including cash and cash equivalents).

	Period from January 29, 2006 to October 28, 2006
		Wholesale
		Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$786,990	$163,054	$18,324	(1)	$968,368

Cost of sales	(555,252)	(153,754)	(11,366	)(2)	(720,372	)(4)
Selling and administrative expense	(188,811)	(4,686)	(40,665	)(3)	(234,162	)(4)

Operating income (loss) before depreciation and amortization	42,927	4,614	(33,707)		13,834

Depreciation and amortization	(17,968)	(467)	(1,335)		(19,770)
Operating income (loss)	$24,959	$4,147	$(35,042)		(5,936)
Interest expense					(6,414)
Reorganization costs					(452)

Consolidated loss before income taxes					$(12,802)

Total assets as of October 28, 2007	$251,932 (5)	$28,345 (5)	$30,560	(6)	$310,837

Capital expenditures for the period ended October 28, 2007	$16,216	$—	$2,052		$18,268

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

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the quarter and year to date ended November 3, 2007 and the quarter and year to date ended October 28, 2006.

	Unaudited
	Quarter	Quarter	Year to Date	Year to Date
	Ended	Ended	Ended	Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%

Gross profit (1)	26.8	25.0	26.8	25.2

Selling and administrative expenses	28.2	26.0	27.7	25.8

Loss on store and distribution center closings	0.1	0.0	0.2	0.0

Operating (loss) income	(1.6)	(1.0)	(1.1)	(0.6)

Interest expense	0.7	0.6	0.7	0.7

Reorganization and other expenses	0.9	0.1	0.5	0.0

Income tax expense	0.0	0.0	0.0	0.0

Net loss	(3.2)	(1.7)	(2.4)	(1.3)

(1)                                  Revenues less cost of sales.

Fiscal Year 2008 (the Quarter Ended November 3, 2007) Fiscal Year 2007 (the Quarter Ended October 28, 2006)

Revenues

Revenues for the quarter ended November 3, 2007 decreased to $300.6 million from $319.8 million for the quarter ended October 28, 2006.  The $19.2 million decrease in revenues was mainly attributable to a reduction in the number of our corporate-owned stores, a decline in same store sales and a decrease in wholesale food distribution revenues.

Same store sales for the quarter ended November 3, 2007 decreased 0.4% as compared to the quarter ended October 28, 2006.

Wholesale food distribution revenues for the quarter ended November 3, 2007 decreased $1.9 million, or 3.4% to $52.2 million, or 17.4% of total revenues, from $54.1 million, or 16.9% of total revenues for the quarter ended October 28, 2006.  The decrease in the wholesale food distribution revenues of $1.9 million was attributable to the loss of certain wholesale customers.

Gross Profit

Gross profit was $80.3 million or 26.8% of revenues for the quarter ended November 3, 2007 and $79.9 million, or 25.0% of revenues, for the quarter ended October 28, 2006.  The increase was a result of increased sales of higher margin private label and signature products, the implementation of a new price optimization system and improved operational disciplines to reduce shrinkage, partially offset by an increase in distribution costs.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended November 3, 2007 were $84.9 million, or 28.2% of revenues, compared to $83.1 million, or 26.0% of revenues, for the quarter ended October 28, 2006.  The increase in selling and administrative expenses as a percentage of revenue was primarily due to an increase in audit and professional fees and outside services.

Depreciation and Amortization

Depreciation and amortization expense was $6.7 million, or 2.2% of revenues, for the quarter ended November 3, 2007, compared to $6.8 million, or 2.1% of revenues.  The decrease in depreciation and amortization during the quarter ended November 3, 2007 was primarily due to disposals of depreciable assets in fiscal year 2007 of approximately $10.8 million partially offset by the depreciation on capital expenditures place in service in fiscal year 2007.

Operating Loss

Operating loss for the quarter ended November 3, 2007 was $4.7 million, or 1.6% of revenues, compared to the operating loss of $3.2 million, or 1.0% of revenues, for the quarter ended October 28, 2006.

Interest Expense

Interest expense for the quarters ended November 3, 2007 and October 28, 2006 was $2.0 million.

Reorganization and Other Expenses

Reorganization and other expenses for the quarter ended November 3, 2007 was $2.8 million, or 0.9% of revenues, compared to reorganization expense of $0.2 million, or 0.1% for the quarter ended October 28, 2006.  The $2.6 million increase was primarily attributable to a proposed acquisition that was not consummated.

Net Loss

Net loss for the quarter ended November 3, 2007 was $9.6 million, or 3.2% of revenues, compared to a net loss of $5.5 million, or 1.7% of revenues, during the quarter ended October 28, 2006.  The increase in net loss of $4.1 million during the quarter ended November 3, 2007 is primarily attributable to increase in audit and professional fees and to a proposed acquisition that was not consummated.

Fiscal Year 2008 (the Year to Date Ended November 3, 2007) and Fiscal Year 2007 (the Year to Date Ended October 28, 2006)

Revenues

Revenues for the year to date ended November 3, 2007 decreased to $925.5 million from $968.4 million for the year to date ended October 28, 2006.  The $42.9 million decrease in revenues was mainly attributable to a reduction in the number of our corporate-owned stores, a decline in same store sales and a decrease in wholesale food distribution revenues.

Same store sales for the year to date ended November 3, 2007 decreased 0.2% as compared to the year to date ended October 28, 2006.

Wholesale food distribution revenues for year to date ended November 3, 2007 decreased 3.9% to $156.7 million, or 16.9% of total revenues, from $163.1 million, or 16.8% of total revenues for year to date ended October 28, 2006.  The decrease in the wholesale food distribution revenues of $6.6 million was attributable to the loss of certain wholesale customers.

Gross Profit

Gross profit was $248.4 million, or 26.8% of revenues for year to date ended November 3, 2007, compared to $243.8 million, or 25.2% of revenues, for year to date ended October 28, 2006.  The increase is a result of increased sales of higher margin private label and signature products, the implementation of a new price optimization system and improved operational disciplines to reduce shrinkage, partially offset by an increase in distribution costs.

Selling and Administrative Expenses

Selling and administrative expenses for year to date ended November 3, 2007 were $256.3 million, or 27.7% of revenues compared to $249.8 million, or 25.8% of revenues for year to date ended October 28, 2006.  The increase in selling and administrative expenses as a percentage of revenue was primarily due to an increase in audit and professional fees and outside services.

Depreciation and Amortization

Depreciation and amortization expense was $20.5 million, or 2.2% of revenues, for year to date ended November 3, 2007, compared to $19.8 million, or 2.0% of revenues.  The slight increase in depreciation and amortization during the year to date ended November 3, 2007 was primarily due to additional depreciation from assets placed in service in fiscal year 2007.

Loss on Store and Distribution Center Closings

Loss on store and distribution center closings for the year to date ended November 3, 2007 was $2.0 million, or 0.2% of revenues, as we closed our distribution center in March 2007, incurring $1.9 million in costs.  No loss on store closings was incurred for the year to date ended October 28, 2006.

Operating Loss

Operating loss for year to date ended November 3, 2007 was $10.0 million, or 1.1% of revenues, compared to the operating loss of $5.9 million, or 0.6% of revenues, for year to date ended October 28, 2006.  The $4.1 million decrease is primarily due to increases in selling and administrative expense as explained above and losses on store closings.

Interest Expense

Interest expense for year to date ended November 3, 2007 was $6.8 million, or 0.7% of revenues, compared to $6.4 million, or 0.7% of revenues, for year to date ended October 28, 2006.  The $0.4 million increase in interest expense for year to date ended November 3, 2007 was due to an increase in our average borrowings under our credit facility.

Reorganization and Other Expenses

Reorganization and other expenses for the year to date ended November 3, 2007 was $4.9 million, or 0.5% of revenues, compared to reorganization expense of $0.5 million, or 0.1% of revenues, for the year to date ended October 28, 2006.  Approximately $4.2 million of the $4.5 million increase is attributable to a proposed acquisition that was not consummated.

Net Loss

Net loss for the year to date ended November 3, 2007 was $21.9 million, or 2.4% of revenues, compared to a net loss of $13.0 million, or 1.3% of revenues, for the year to date ended October 28, 2006.  The $8.9 million increase in net loss was primarily attributable to increased selling and administrative expenses, as explained above, $1.9 million of distribution center closing costs, and the $4.2 million of expenses for a proposed acquisition that was not consummated.

Liquidity and Capital Resources

Overview

As of November 3, 2007, we had cash and cash equivalents of $6.7 million and total debt outstanding of $62.8 million.  In addition, we have the ability to draw down on our revolving credit facilities.  We believe our borrowing capability under our credit facilities provides the necessary liquidity to operate our business, invest in our core retail store portfolio, improve our customers’ shopping experience, and improve our overall offering in the market served.

Financial Results

Operating Activities

Cash used in operating activities for year to date ended November 3, 2007 was $12.5 million, as compared to cash provided by operating activities of $4.0 million for year to date ended October 28, 2006.  For year to date ended November 3, 2007, we incurred a net loss of $21.9 million, adjustments for non cash items of $20.9 million, and a net increase in operating net assets of $11.5 million.  For year to date ended October 28, 2006, we incurred a net loss of $13.0 million, adjustments for non-cash items of $18.4 million, a net increase in operating net assets of $1.4 million.

Investing Activities

Cash used in investing activities for year to date ended November 3, 2007 and the year to date ended October 28, 2006 were $3.1 million and $11.1 million, respectively.  The $8.0 million reduction was due to lower capital expenditures ($4.9 million for year to date ended November 3, 2007 as compared to $18.3 million for year to date ended October 28, 2006) partially offset by a decline in proceeds from sales of fixed assets ($1.9 million for year to date ended November 3, 2007 as compared to $7.2 million for the year to date ended October 28, 2006).

Financing Activities

Cash used in financing activities for year to date ended November 3, 2007 were $2.4 million.  For year to date ended October 28, 2006, cash provided by financing activities were $2.8 million.  The $5.2 million differences was primarily due to activity under our revolving credit facility as $0.4 million was repaid during the period ended November 3, 2007 while an additional $4.0 million was borrowed during the year to date ended October 28, 2006.

Borrowings

On April 13, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan.  Also on April 13, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million.  Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At November 3, 2007, outstanding borrowings under both facilities aggregated $48.2 million.  At such date, availability in excess of outstanding borrowings and letters of credit was approximately $26.8 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to first liens on certain properties by other lenders.  Borrowings under the real estate facility are secured by a priority lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets.  As of November 3, 2007, we had stand-by letters of credit of approximately $47.0 million.  Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, as amended, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $27.5 million for four consecutive days or less than $25.0 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends.  We were not subject to compliance with the financial covenants during fiscal year 2008 because the amount of availability for borrowing had not dropped to these levels.  However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at November 3, 2007.

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

We also have $4.1 million of borrowings under mortgages secured by the related properties as of November 3, 2007.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at November 3, 2007 was $48.2 million, with a weighted average interest rate of 11.6%.  A 1% change in interest rates would impact annual pre-tax income by $0.5 million based on the debt outstanding at November 3, 2007.  In addition to the variable rate debt we had $4.0 million of fixed rate debt outstanding at November 3, 2007, with a weighted average interest rate of 6.65%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Based on their current observations combined with observations by the disclosure committee, which is comprised of members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were ineffective as of November 3, 2007, in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control Over Financial Reporting

In May 2007, we hired an outside consulting firm to assist management in its evaluation of the effectiveness of our internal control over financial reporting, including disclosure controls and procedures.  As of November 3, 2007 they had not completed their evaluation.  They are using the framework established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 1A.       RISK FACTORS

There have been no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 6.          EXHIBITS

The following are filed as Exhibits to this Report:

Exhibit No.	Description

10.1	Promotion Letter, dated October 1, 2007, addressed to Gregory J. Young (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on October 1, 2007).

31.1	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of CEO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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