Form 10-Q
period 2008-05-03
PENN TRAFFIC CO
filed 2008-06-10
CIK 77155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒           NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES ☒   NO ☐

Common Stock, par value $.01 per share:  8,336,192 shares outstanding as of June 2, 2008

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

PART I

ITEM 1.          Financial Statements

The Penn Traffic Company

Condensed Consolidated Balance Sheets

(In thousands)

	May 3,	February 2,
	2008	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,793	$20,916
Accounts and notes receivable (less allowance for doubtful accounts of $6,139 and $5,690, respectively)	32,811	37,513
Inventories	87,517	89,208
Prepaid expenses and other current assets	6,281	7,307
Total current assets	138,402	154,944

Capital Leases, net	8,000	8,268

Fixed Assets, net	71,526	78,402

Other Assets:
Intangible assets	14,412	15,397
Deferred tax asset	3,604	2,440
Other assets	3,753	2,998
Total other assets	21,769	20,835

Total Assets	$239,697	$262,449

The accompanying notes are an integral part of these statements.

	May 3,	February 2,
	2008	2008
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$1,420	$1,368
Current maturities of long-term debt (Note 6)	46,853	278
Accounts payable	27,803	34,178
Other current liabilities	45,436	47,060
Accrued interest expense	108	176
Deferred income taxes (Note 7)	12,649	11,485
Liabilities subject to compromise (Note 5)	1,413	2,516
Total current liabilities	135,682	97,061

Non-current Liabilities:
Obligations under capital leases	8,594	8,962
Long-term debt (Note 6)	3,562	50,209
Defined benefit pension plan liability (Note 9)	5,715	6,326
Other non-current liabilities	29,544	30,716
Total non-current liabilities	47,415	96,213

Total Liabilities	183,097	193,274

Commitments and Contingencies (Notes 5, 6, 9 and 10)

Stockholders’ Equity:
Preferred stock - authorized 1,000,000 shares, $.01 par value	100	100
Common stock - authorized 15,000,000 shares, $.01 par value; issued and to be issued 8,650,110 in first quarter and 8,519,095 in fiscal 2008	86	85
Capital in excess of par value	128,148	128,149
Deficit	(86,787)	(74,356)
Accumulated other comprehensive income	15,053	15,197
Total stockholders’ equity	56,600	69,175

Total Liabilities and Stockholders’ Equity	$239,697	$262,449

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Quarter	Quarter
	Ended	Ended
	May 3, 2008	May 5, 2007

Revenues	$287,058	$297,973

Cost and Operating Expenses:
Cost of sales	212,020	218,637
Selling and administrative expenses	81,314	81,746
Loss on store and distribution center closings	921	1,883
Asset impairment	2,604	—

Operating Loss	(9,801)	(4,293)

Interest expense	2,353	2,341
Reorganization and other expenses	110	164

Loss from continuing operations before income taxes	(12,264)	(6,798)

Income tax expense (Note 7)	157	59

Loss from continuing operations	$(12,421)	(6,857)

Discontinued operations (Note 8)
Loss from discontinued operations	(10)	(553)
Net loss	$(12,431)	$(7,410)

Loss per share – basic and diluted (Note 4):

Loss from continuing operations	$(1.47)	$(0.81)
Loss from discontinued operations	0.00	(0.06)
Loss per share – basic and diluted	$(1.47)	$(0.87)

Basic and diluted shares outstanding and to be issued	8,650,110	8,498,752

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Quarter Ended	Quarter Ended
	May 3, 2008	May 5, 2007

Operating activities:
Net loss	$(12,431)	$(7,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,664	6,868
Allowance for doubtful accounts	619	918
Gain on sale of fixed assets	(1,874)	(491)
Asset impairment charge	2,604	—
Amortization of deferred financing cost	333	5
Deferred income taxes	92	—
Phantom stock compensation	131	406

Net change in operating assets and liabilities:
Accounts and notes receivable, net	4,083	(691)
Prepaid expenses and other current assets	1,026	277
Inventories	1,691	2,940
Liabilities subject to compromise	(1,103)	(181)
Accounts payable and other current liabilities	(8,067)	(3,331)
Other assets	(4)	10
Defined benefit pension plan	(847)	(1,668)
Other non-current liabilities	(1,302)	912

Net cash used in operating activities	(9,385)	(1,436)

Investing activities:
Capital expenditures	(1,764)	(657)
Proceeds from sale of fixed assets	3,498	490

Net cash provided by (used in) investing activities	1,734	(167)

Financing activities:
Payments of mortgages	(72)	(76)
Reduction in capital lease obligations	(316)	(445)
Deferred financing costs	(1,084)	—

Net cash used in financing activities	(1,472)	(521)

Decrease in cash and cash equivalents	(9,123)	(2,124)

Cash and cash equivalents at the beginning of period	20,916	24,661

Cash and cash equivalents at end of period	$11,793	$22,537

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Stockholders’ Equity

For the unaudited period February 2, 2008 to May 3, 2008

(In thousands, except share data)

	Common Stock	Preferred Stock	Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at February 2, 2008	$85	$100	$128,149	$(74,356)	$15,197	$69,175

Net loss for the quarter ended May 3, 2008	—	—	—	(12,431)	—	(12,431)

Increase of 125,754 shares estimated to be issued in connection with settlement	1	—	(1)	—	—	—

Amortization of net actuarial gain included in net periodic pension benefit, net of deferred taxes of ($92) for the quarter ended May 3, 2008	—	—	—	—	(144)	(144)

Comprehensive loss	—	—	—	—	—	(12,575)

Balance at May 3, 2008	$86	$100	$128,148	$(86,787)	$15,053	$56,600

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Penn Traffic Company and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring deferrals and accruals) considered necessary for a fair presentation have been included.  The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s latest Annual Report on Form 10-K.

The balance sheet as of February 2, 2008 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Company’s fiscal year ends each year on the Saturday closest to January 31.  Fiscal year 2009 is the 52-week period ended January 31, 2009.  Fiscal year 2008 is the 52-week period ended February 2, 2008.  The information presented in this Quarterly Report on Form 10-Q is for the quarter beginning February 3, 2008 and ending May 3, 2008.

All significant intercompany transactions and accounts have been eliminated in consolidation.

Note 2 – Voluntary Bankruptcy Filing and Reorganization

On May 30, 2003, the Company and all of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  The filing was made in response to pending defaults under the Company’s then-existing loan agreements and a lack of liquidity to continue operations.  Under Chapter 11, the Company continued to operate its businesses as debtor-in-possession under court protection from its creditors and claimants, while using the Chapter 11 process to substantially reduce its debt obligations and implement a plan of reorganization.

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

Note 3 – New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” or SFAS 157, effective for fiscal years beginning November 15, 2007.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  Effective February 3, 2008, the Company adopted the provision of SFAS 157.  The adoption did not have any effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an amendment of FASB Statement No. 115, or SFAS 159, effective for fiscal years ending after November 15, 2007.  SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  The Company has not elected to apply the provision of SFAS 159 which became effective for the Company in February 2, 2008.

Note 4 - Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  At May 3, 2008 and February 2, 2008, 313,918 and 188,164 common shares, respectively, are estimated to be issued in connection with the settlement of remaining claims.  Diluted loss per share for the quarter ended May 3, 2008 does not include the 639,923 common shares issuable on the conversion of the preferred stock as the effect is antidilutive.

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

In the other matter, COR Route 5 Company LLC (“COR”) had filed a priority claim allegedly arising out of a sale-leaseback transaction seeking either damages of $2.2 million or specific performance of the agreement.  On May 30, 2008, the Bankruptcy Court approved the entry of the Stipulation and Order with Respect to Settlement of COR Route five Company Claims (the “Stipulation”), pursuant to which COR agreed to release all potential claims against the Company in exchange for a payment by the Company to COR of $1.1 million, to be made from an existing escrow account maintained during the pendency of the disputed claims.  As of May 30, 2008, the escrow account held approximately $1.4 million (included in accounts receivable).  Escrowed funds remaining after the payment to COR will be retained by the Company, and the Company’s obligations to make monthly payments into the escrow account have terminated.  As a result, the Company recorded a liability (included in other current liability) and corresponding change (included in selling and administrative expense) for $1.1 million during the quarter ended May 3, 2008.  The Company made the required $1.1 million payment to COR from the escrow account June 9, 2008.

As part of the settlement with COR, the Company has granted COR a right of first refusal with respect to the sale, lease, transfer or other conveyance of the Company’s supermarket located in Fayetteville, New York that was the subject of the dispute between the Company and COR (the “Property”).  Under the terms of this right, the Company must notify COR of any arm’s length written offer from an unaffiliated third party received for sale, lease, transfer or other conveyance of the Property and provide COR with the opportunity to consummate the proposed transaction on economic terms and conditions substantially similar to the terms contained in such third party offer.

During the quarter ended May 3, 2008, the Company paid out $0.01 million in settlement of disputed claims as compared to $0.2 million during the quarter ended May 5, 2007.

The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings.  Estimated shares of common stock to be issued in settlement of claims have been accounted for as stockholders’ equity.

Note 6 – Long Term Debt

On August 1, 2007, both of the Company’s credit facilities were amended to permit the disposal of assets in connection with the closing of two stores.  Further, the availability amount, which the Company is required to maintain under certain financial covenants contained in such facilities was reduced to less than $27.5 million for four consecutive days or less than $25 million for any one day.

In March 2008, the maturity date of both facilities were extended from April 13, 2008 to April 13, 2009.  Based on the maturity date of April 13, 2009, amounts due under the revolving credit and term loan facility and the supplemental real estate credit facility have been classified as current maturities in the accompanying balance sheet as of May 3, 2008.  See Note 7 to the financial statements included in the Annual Report on Form 10-K for year ended February 2, 2008 for additional information.

Note 7 – Income Taxes

The Company maintains a full valuation allowance against substantially all of its deferred tax assets including amounts resulting from net operating loss carryforwards.  The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized.

The Company has recently filed its federal and state income tax returns for its fiscal years ended in 2004, 2005, 2006, and 2007 and is currently under examination by the Internal Revenue Service for these years.

Note 8 – Dispositions and Discontinued Operations

In January 2007, the Company announced the closing of a leased distribution center used for the distribution of general merchandise and health and beauty products.  At the same time, the Company entered into a five-year supply agreement with a third party to provide the merchandise previously distributed from the distribution center.  In connection with the announced closing, in January 2007, the Company recorded a liability of $1.4 million for termination benefits which were provided to the distribution center’s employees at such time.  The Company ceased use of the facility in March 2007, at which time the Company recorded a liability of $1.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the distribution center.  In addition, in March 2007, the Company sold its remaining inventory located in the distribution center to the third party at current cost.  The carrying value of such inventory at February 3, 2007 was approximately $4.8 million.

On January 2, 2008, as a result of the loss of a significant customer, the Company announced the closing of its commercial bakery operation.  In accordance with the provisions of FASB No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the results of operations of the commercial bakery operation for the period ended May 5, 2007 have been reported as discontinued operations.

Fixed assets at February 2, 2008 include $1.0 million of commercial bakery equipment held for sale.  The bakery equipment held for sale was sold during the quarter ended May 3, 2008 for $1.0 million.

During the quarter ended May 3, 2008, the Company closed five stores and sold one.  It is anticipated that revenues will continue to be generated from customers of four of the five closed stores and the sold store from the Company stores located in the same vicinity.  Accordingly, the result of operations of these stores are included in continuing operations.  The Company will no longer have a presence in the vicinity of the other closed store but the amount of lost revenues was determined to be immaterial and not treated as discontinued operations.  The store that was sold resulted in cash proceeds of $1.8 million and an associated leasehold gain of $1.3 million for the quarter ended May 3, 2008.

During the quarter ended May 3, 2008, an impairment loss of $2.6 million was recognized with respect to the assets related to the 5 closed stores.  In addition, the Company recorded a liability of $0.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could reasonably be obtained for the five closed stores.  In addition, certain ongoing maintenance expense related to the bakery operations have been classified as discontinued operations in the quarter ended May 3, 2008.

No stores were closed during the quarter ended May 5, 2007.

Note 9 – Pension Plans

The Company has four noncontributory defined benefit pension plans covering certain union personnel.  The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.

The components of net periodic pension (benefit) cost for the periods ended May 3, 2008 and May 5, 2007 is as follows (in thousands):

	Quarter Ended	Quarter Ended
	May 3,	May 5,
	2008	2007
	(unaudited)
Service cost	$313	$495
Interest cost	1,474	1,560
Expected return on plan assets	(1,593)	(1,597)
Amount of recognized gain	(236)	(30)

Net periodic pension (benefit) cost	$(42)	$428

For the quarters ended May 3, 2008 and May 5, 2007, the Company contributed $0.8 million and $2.1 million, respectively, to the four defined benefit pension plans.

Note 10 – Commitments and Contingencies

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

On September 17, 2007, the SEC filed civil fraud charges against the Company’s former Chief Marketing Officer and former Vice President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company’s income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. These officers had been terminated by the Company in February 2006 following an interim report to the Audit Committee on the findings of an internal investigation.  The SEC’s complaint further alleges that the individuals deceived the Company’s accounting personnel to carry out their fraudulent scheme and aided and abetted the Company’s violations of the Securities Exchange Act of 1934 and rules thereunder. In addition, on the same date, the United States Attorney for the Northern District of New York announced that a federal grand jury has returned an indictment against the above-mentioned individuals on related criminal charges. Both the SEC and the United States Attorney have indicated that their investigations are continuing.

In connection with these matters, the Company could be subject to damage claims, fines or penalties.  At present, the Company is unable to estimate the likelihood of an unfavorable outcome or the amount of any damage claims, fines or penalties in the event of an unfavorable outcome and, accordingly, no liability has been recorded for this contingency.  In addition, the Company has incurred significant legal costs associated with these matters to date and expects to continue to do so.  These costs are recorded in selling and administrative expenses as incurred and are expected to increase in the next several periods unless and until the matters are resolved.

On March 12, 2008, the Company commenced an action in the Supreme Court for the State of New York for the County of Onondaga seeking declaratory judgment to resolve a dispute over the lease term for commercial property pertaining to a store that was closed in 2007.  The Company is seeking an order declaring the proper and effective lease termination date to be November 30, 2009, rather than June 30, 2017 the date asserted by the landlord.  The Company estimates that the increased rent expense for the additional lease term asserted by the landlord to be approximately $2.8 million.  At present, the Company is unable to estimate the likelihood of an unfavorable outcome and accordingly, no liability has been recorded for this contingency.

Note 11 – Stock Award Plan

On December 15, 2006, the Company established the 2006 Omnibus Award Plan (the “Award Plan”).  Pursuant to the provisions of the Award Plan, the Company can grant stock options, restricted stock, phantom stock and stock appreciation rights.  The amount of shares of common stock that can be granted are limited to 902,268 in the aggregate.

At May 3, 2008, there were 188,260 shares of phantom stock granted, 100,000 shares forfeited, and 88,260 shares outstanding to officers and non-officer directors.  Approximately 20,910 shares of phantom stock are unvested as of the quarter ended May 3, 2008.  In accordance with SFAS 123(R) the awards are being accounted for as compensation expense and a corresponding liability over the period to settlement date based on changes in the value of the Company’s common stock.  Compensation expense totaled $0.1 million and $0.4 million for the quarters ended May 3, 2008 and May 5, 2007, respectively.  Refer to Note 15 to the financial statements included in the Annual Report on Form 10-K for additional information.

Note 12 – Segment Information

The Company operates in two segments – the retail food business and the wholesale food distribution business.  The retail food business consists of supermarkets which the Company operates.  The wholesale food distribution business supplies independent supermarkets and other independent wholesale accounts with food, related products and other services.

The tables below presents information with respect to operating segments as well as reconciliations to consolidated information (in thousands).

	Quarter Ended May 3, 2008
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$231,423	$53,527	$2,108	(1)	$287,058

Cost of sales	(160,663)	(50,484)	(331	)(2)	(211,478	)(4)
Selling and administrative expense	(60,859)	(1,232)	(14,101	)(3)	(76,192	)(4)
Loss on store closings	—	—	(921)		(921)
Asset impairment	—	—	(2,604	)(5)	(2,604)

Operating income (loss) before depreciation and amortization	9,901	1,811	(15,849)		(4,137)

Depreciation and amortization	(5,232)	(183)	(249	)(6)	(5,664)

Operating income (loss)	$4,669	$1,628	$(16,098)		(9,801)
Interest expense					(2,353)
Reorganization costs					(110)

Loss from continuing operations before income taxes					$(12,264)

Total assets as of May 3, 2008	$182,091 (6)	$19,883 (6)	$37,723	(7)	$239,697

Capital expenditures for the year ended May 3, 2008	$1,454	$8	$302		$1,764

(1)	Consists principally of approximately $1.6 million for trucking revenues, $0.3 million of rental income, and $0.1 million from sales of electronic data.

(2)	Consists principally of approximately $0.3 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)

Consists principally of approximately $7.6 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $5.3 million of Professional fees (of which approximately $0.4 million pertained to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $1.4 million of contract hauling costs associated with trucking revenue, approximately $0.8 million for an increase in reserves for doubtful accounts, $0.2 million in data processing maintenance costs, and $0.1 million for general insurance.

(4)	Excludes depreciation and amortization of $0.5 million for cost of sales and $5.1 million related to selling and administrative expenses.

(5)	Asset impairment charges are recorded at the corporate level and are not carried on a store by store basis.

(6)	The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(7)	Consists principally of general corporate assets (including cash and cash equivalents) that cannot be separated by business segment.

	Quarter Ended May 5, 2007
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total

Revenues	$245,159	$50,534	$2,280	(1)	$297,973

Cost of sales	(170,207)	(47,218)	(340	)(2)	(217,765	)(4)
Selling and administrative expense	(60,839)	(1,425)	(13,674	)(3)	(75,938	)(4)
Loss on distribution center closing	—	—	(1,883)		(1,883)

Operating income (loss) before depreciation and amortization	14,113	1,891	(13,617)		2,387

Depreciation and amortization	(6,218)	(245)	(217)		(6,680)

Operating income (loss)	$7,895	$1,646	$(13,834)		(4,293)
Interest expense					(2,341)
Reorganization costs					(164)

Loss from continuing operations before income taxes					$(6,798)

Total assets as of May 5, 2007	$214,690 (5)	$23,126 (5)	$57,647	(6)	$295,463

Capital expenditures for the year ended May 5, 2007	$494	$101	$62		$657

(1)	Consists principally of approximately $1.7 million for trucking revenues, $0.3 million of rental income and $0.1 million from sales of electronic data.

(2)	Consists principally of approximately $0.3 million in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)

Consists principally of approximately $7.6 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $4.3 million of professional fees (of which approximately $0.3 million pertaining to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $1.4 million of contract hauling costs associated with trucking revenue, approximately $0.5 million for an increase in reserves for doubtful accounts, $0.3 million in data processing maintenance offset by $0.5 million gain on disposal of assets.

(4)	Excludes depreciation and amortization of $0.9 million for cost of sales and $5.8 million related to selling and administrative expenses.

(5)	The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(6)	Consists principally of general corporate assets (including cash and cash equivalents) that cannot be separated by business segment.

ITEM 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We operate or supply more than 220 supermarkets in upstate New York, Pennsylvania, Vermont and New Hampshire.  We operate in two segments.  Our retail food business includes corporate-owned stores with the “BiLo”, “P&C” and “Quality” trade names, and our wholesale food distribution business supplies independently operated supermarkets and other wholesale accounts.

Our primary objective is to enhance the in-store experience of our customers and improve our long-term financial performance.  Under the direction of our new senior team (formed in fiscal year 2007), we are focusing on rebuilding our core business.  This means re-establishing basic disciplines and reemphasizing and instilling a much stronger profitable growth culture around sales and margin.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the quarters ended May 3, 2008 and May 5, 2007.

	Unaudited
	Quarter	Quarter
	Ended	Ended
	May 3, 2008	May 5, 2007

Revenues	100.0%	100.0%

Gross profit (1)	26.1	26.6

Selling and administrative expenses	28.3	27.4

Loss on store and distribution center closing	0.3	0.6

Asset impairment	0.9	0.0

Operating loss	(3.4)	(1.4)

Interest expense	0.8	0.8

Reorganization and other expenses	0.0	0.1

Loss from continuing operations, before income taxes	(4.2)	(2.3)

Income tax expense	0.1	0.0

Loss from continuing operations	(4.3)	(2.3)

Loss from discontinued operations	0.0	(0.2)

Net loss	(4.3)	(2.5)

(1)          Revenues less cost of sales.

Fiscal Year 2009 (the Quarter Ended May 3, 2008) and Fiscal Year 2008 (the Quarter Ended May 5, 2007)

Revenues

Revenues for the quarter ended May 3, 2008 decreased to $287.1 million from $298.0 million for the quarter ended May 5, 2007.  The $10.9 million decrease in revenues was mainly attributable to a decline in same store sales, partially offset by an increase in wholesale food distribution revenues.

Same store sales for the quarter ended May 3, 2008 decreased 1.4% compared to the quarter ended May 5, 2007.

Wholesale food distribution revenues for the quarter ended May 3, 2008 increased $3.0 million, or 5.9% to $53.5 million or 18.6% of total revenues, from $50.5 million or 17.0% of total revenues for the quarter ended May 5, 2007.  The increase in the wholesale food distribution revenues was primarily attributable to the addition of three new wholesale accounts.

Gross Profit

Gross profit was $75.0 million, or 26.1% of revenues, for the quarter ended May 3, 2008 compared to $79.3 million, or 26.6% of revenues, for the quarter ended May 5, 2007.  The decrease is the result of decreased sales due to store closings and declining customer counts.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended May 3, 2008 were $81.3 million, or 28.3% of revenues, compared to $81.7 million, or 27.4% of revenues, for the quarter ended May 5, 2007.  The increase in selling and administrative expenses as a percentage of revenues was due to the decrease in sales.

Depreciation and Amortization

Depreciation and amortization expense was $5.7 million, or 2.0% of revenues, for the quarter ended May 3, 2008 compared to $6.9 million, or 2.3% of revenues, for the quarter ended May 5, 2007.  The decrease in depreciation and amortization during the quarter ended May 3, 2008 was primarily due to an $11.0 million write-down of intangible assets in conjunction with the recognition of net operating loss carryforwards for prior years.

Loss on Store and Distribution Center Closings

For the quarter ended May 3, 2008 the Company recorded a loss on store closings of $0.9 million, or 0.3% of revenues, representing the net present value of the remaining lease rentals associated with its closed stores.  A loss of $1.9 million, or 0.6% of revenues, representing the net present value of the remaining lease payments associated with our closed distribution centers, was incurred for the quarter ended May 5, 2007

Asset Impairment Charges

Asset impairment charges were $2.6 million, or 0.9% of revenues, for the quarter ended May 3, 2008.  The asset impairment charges were mainly attributed to the write-down of closed store assets.

Operating Loss

Operating loss for the quarter ended May 3, 2008 was $9.8 million, or 3.4% of revenues, compared to the operating loss of $4.3 million, or 1.4% of revenues, for the quarter ended May 5, 2007.

Interest Expense

Interest expense for the quarter ended May 3, 2008 was $2.4 million, or 0.8% of revenues, compared to $2.3 million, or 0.8% of revenues, for the quarter ended May 5, 2007.  The $0.1 million increase in interest expense for the quarter, under our credit facilities ended May 3, 2008 was due to the increase in our average borrowings, and a higher weighted-average borrowing rate under our credit facility.

Reorganization and Other Expenses

Reorganization expense for the quarter ended May 3, 2008 was $0.1 million, or less than 0.1% of revenues, compared to $0.2 million, or 0.1% of revenues, for the quarter ended May 5, 2007.  They consist primarily of professional fees.

Loss from Continuing Operations

Loss from continuing operations for the quarter ended May 3, 2008 was $12.4 million, or 4.3% of revenues, compared to a loss from continuing operations of $6.9 million, or 2.3% of revenues, during the quarter ended May 5, 2007.  The $5.5 million increase in loss from continuing operations is primarily due to a decrease in gross profit of $4.3 million related to decreased sales due to store closings, declining customer counts and an asset impairment charge of $2.6 million related to the write-down of closed store assets for the quarter ended May 3, 2008.

Loss from Discontinued Operations

Loss from discontinued operations for the quarter ended May 3, 2008 was $0.01 million, or less than 0.1% of revenues, compared to a loss from discontinued operations of $0.6 million, or 0.2% of revenues, during the quarter ended May 5, 2007.  The decrease in the loss from discontinued operations in the quarter ended May 3, 2008 is primarily due to $0.6 million incurred from bakery operations.

Net Loss

Net loss for the quarter ended May 3, 2008 was $12.4 million, or 4.3% of revenues, compared to a net loss of $7.4 million, or 2.5% of revenues, during the quarter ended May 5, 2007.

Liquidity and Capital Resources

Overview

As of the quarter ended May 3, 2008, we had cash and cash equivalents of $11.8 million and total debt outstanding of $60.4 million.  We also have the ability to draw down on our revolving credit facilities.  We believe that our existing cash on hand, cash generated from operating activities and available borrowings under our credit facility will be sufficient to satisfy our currently anticipated cash requirements for at least the next 12 months.

Financial Results

Operating Activities

Cash used in operating activities for the quarter ended May 3, 2008 was $9.4 million as compared to cash used in operating activities of $1.4 million for the quarter ended May 5, 2007.  For the quarter ended May 3, 2008, we incurred a net loss of $12.4 million, adjustments for non cash items of $7.5 million, and a net decrease in operating net assets of $4.5 million.  For the quarter ended May 5, 2007, we incurred a net loss of $7.4 million, adjustments for non-cash items of $7.7 million and a net decrease in operating net assets of $1.7 million.

Investing Activities

Cash provided by investing activities for the quarter ended May 3, 2008 was $1.7 million and cash used in investing activities for the quarter ended May 5, 2007 was $0.2 million.  The $1.9 million increase was due to increased proceeds from the sale of fixed assets ($3.5 million as compared to $0.5 million) partially offset by increased capital expenditures ($1.8 million as compared to $0.7 million).

Financing Activities

Cash used in financing activities for the quarter ended May 3, 2008 and the quarter ended May 5, 2007 were $1.5 million and $0.5 million, respectively.  The $1.0 million increase was due to fees incurred with the amendment to the revolving credit and term loan facility.

Borrowings

On April 13, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan.  Also on April 13, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million.  Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At May 3, 2008, outstanding borrowings under both facilities aggregated $46.6 million.  At such date, availability in excess of outstanding borrowings and letters of credit was approximately $31.5 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to first liens on certain properties by other lenders.  Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets.  At May 3, 2008, we had stand-by letters of credit of approximately $40.6 million.  Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $27.5 million for four consecutive days or less than $25 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends.  At no time through May 3, 2008 had we been subject to compliance with these financial covenants because the annual available for borrowing had not dropped to these levels.  However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at May 3, 2008.

Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program.  The secured trade lien program is with certain of our vendors and allows us to maintain trade terms.

On December 26, 2006, August 1, 2007 and January 30, 2008, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of certain stores.  In March 2008, the maturity date of both facilities was extended to at least April 13, 2009.  See Note 7 to the financial statements included in the Annual Report on Form 10-K for year ended February 2, 2008 for additional information.

We also have $3.8 million of borrowings under mortgages secured by three related properties as of May 3, 2008.

Certain Contingencies

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

On September 17, 2007, the SEC filed civil fraud charges against the Company’s former Chief Marketing Officer and former Vice President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company’s income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. These officers had been terminated by the Company in February 2006 following an interim report to the Audit Committee on the findings of an internal investigation.  The SEC’s complaint further alleges that the individuals deceived the Company’s accounting personnel to carry out their fraudulent scheme and aided and abetted the Company’s violations of the Securities Exchange Act of 1934 and rules thereunder.  In addition, on the same date, the United States Attorney for the Northern District of New York announced that a federal grand jury has returned an indictment against the above-mentioned individuals on related criminal charges. Both the SEC and the United States Attorney have indicated that their investigations are continuing.

In connection with these matters, the Company could be subject to damage claims, fines or penalties.  At present, the Company is unable to estimate the likelihood of an unfavorable outcome or the amount of any damage claims, fines or penalties in the event of an unfavorable outcome and, accordingly, no liability has been recorded for this contingency.  In addition, the Company has incurred significant legal costs associated with these matters to date and expects to continue to do so.  These costs are recorded in selling and administrative expenses as incurred and are expected to increase in the next several periods unless and until the matters are resolved.

For additional information regarding contingencies that may effect our financial condition, see Note 10 to our unaudited financial statements.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at May 3, 2008 was $46.6 million with a weighted average interest rate of 10.1%.  A 1.0% change in interest rates would impact pre-tax income by $0.5 million based on the debt outstanding at May 3, 2008.  In addition to the variable rate debt we had $3.8 million of fixed rate debt outstanding at May 3, 2008 with a weighted average interest rate of 6.6%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Based on their current observations combined with observations by the disclosure committee, which is comprised of members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were effective as of May 3, 2008 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

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

10.1

Fourth Amendment to the Credit Agreement, dated as of April 13, 2005, by and among The Penn Traffic Company, various of its subsidiaries, General Electric Capital Corporation as agent and lender, and the other lenders party thereto (incorporated by reference to exhibit 99.1 to the Form 8-K filed by the Company on March 31, 2008).

10.2

Fourth Amendment to the Credit Agreement, dated as of April 13, 2005, by and among The Penn Traffic Company, various of its subsidiaries and Kimco Capital Corp. (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by the Company on March 31, 2008).

10.3	Form of Change of Control Agreement.

10.4	Form of Bonus Agreement.

31.1	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of CEO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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