Form 10-Q
period 2008-08-02
PENN TRAFFIC CO
filed 2008-09-10
CIK 77155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES ☒           NO ☐

Common Stock, par value $.01 per share:  8,336,192 shares outstanding as of September 3, 2008

FORM 10-Q INDEX

			PAGE
PART I. FINANCIAL INFORMATION

Item	1.	Financial Statements	4

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item	4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item	1A.	Risk Factors	26

Item	4.	Submission of Matters to a Vote of Security Holders	26

Item	6.	Exhibits	26

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-Q, including without limitation, statements included in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact, are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  These forward-looking statements include statements relating to our anticipated financial performance and business prospects.  Statements preceded by, followed by or that include words such as “believe,” “anticipate,” “estimate,” “expect,” “could,” and other similar expressions are to be considered such forward-looking statements.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as the risks set forth in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008; our ability to improve operating performance and effectuate business plans; our ability to operate pursuant to the terms of our credit facilities and to comply with the terms of our lending agreements or to amend or modify the terms of such agreements as may be needed from time to time; our ability to generate cash; our ability to attract and maintain adequate capital; our ability to refinance our indebtedness; increases in prevailing interest rates; our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; general economic and business conditions; competition, including increased capital investment and promotional activity by our competitors; availability, location and terms of sites for store development; the successful implementation of our capital expenditure program; labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to our sponsored pension plans; the result of our pursuit of strategic alternatives; our ability to pursue strategic alternatives; economic and competitive uncertainties; changes in strategies; changes in generally accepted accounting principles; adverse changes in economic and political climates around the world, including terrorist activities and international hostilities; and the outcome of pending, or the commencement of any new, legal proceedings against, or governmental investigations of us, including the previously announced SEC and U.S. Attorney’s Office investigations.  We caution that the foregoing list of important factors is not exhaustive.  Accordingly, there can be no assurance that we will meet future results, performance or achievements expressed or implied by such forward-looking statements, which are generally required to be publicly revised as circumstances change, and which we do not intend to update.

PART I

ITEM 1.          Financial Statements

The Penn Traffic Company

Condensed Consolidated Balance Sheets

(In thousands)

	August 2,	February 2,
	2008	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,792	$20,916
Accounts and notes receivable (less allowance for doubtful accounts of $5,704 and $5,690, respectively)	33,098	37,513
Inventories	84,210	89,208
Prepaid expenses and other current assets	6,991	7,307
Total current assets	129,091	154,944

Capital Leases, net	7,743	8,268

Fixed Assets, net	67,762	78,402

Other Assets:
Intangible assets	13,691	15,397
Deferred tax asset	3,291	2,440
Other assets	3,593	2,998
Total other assets	20,575	20,835

Total Assets	$225,171	$262,449

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Balance Sheets

(In thousands)

	August 2,	February 2,
	2008	2008
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of obligations under capital leases	$1,450	$1,368
Current maturities of long-term debt (Note 6)	46,859	278
Accounts payable	23,379	34,178
Other current liabilities	40,605	47,060
Accrued interest expense	67	176
Deferred income taxes (Note 7)	12,437	11,485
Liabilities subject to compromise (Note 5)	718	2,516
Total current liabilities	125,515	97,061

Non-current liabilities:
Obligations under capital leases	8,215	8,962
Long-term debt (Note 6)	3,489	50,209
Defined benefit pension plan liability (Note 9)	5,299	6,326
Other non-current liabilities	29,593	30,716
Total non-current liabilities	46,596	96,213

Total liabilities	172,111	193,274

Commitments and contingencies (Notes 5, 6, 9 and 10)

Stockholders’ equity:
Preferred stock - authorized 1,000,000 shares, $.01 par value; 10,000 shares issued in fiscal year 2008	100	100
Common stock - authorized 15,000,000 shares, $.01 par value; shares issued and to be issued 8,650,110 in second quarter and 8,519,095 in fiscal 2008	86	85
Capital in excess of par value	128,148	128,149
Deficit	(90,184)	(74,356)
Accumulated other comprehensive income	14,910	15,197
Total stockholders’ equity	53,060	69,175

Total liabilities and stockholders’ equity	$225,171	$262,449

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Quarter Ended		Year to Date
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Revenues	$306,890	$318,012	$593,948	$615,985

Cost and operating expenses:
Cost of sales	228,816	232,500	440,836	451,138
Selling and administrative expenses	78,526	85,777	161,714	168,013
Loss (gain) on sale of leasehold and fixed assets	73	(121)	(1,801)	(612)
Loss on store and distribution center closings (including asset impairment of $399 and $3,003 for the quarter and year to date ended August 2, 2008)	399	—	3,924	1,883

Operating loss	(924)	(144)	(10,725)	(4,437)

Interest expense	2,211	2,454	4,564	4,795
Reorganization and other expenses	71	1,988	181	2,152

Loss from continuing operations before income taxes	(3,206)	(4,586)	(15,470)	(11,384)

Income tax expense	120	58	277	117

Loss from continuing operations	(3,326)	(4,644)	(15,747)	(11,501)

Discontinued operations (Note 8)
Loss from discontinued operations	(71)	(268)	(81)	(821)
Net loss	$(3,397)	$(4,912)	$(15,828)	$(12,322)

Loss per share - basic and diluted (Note 4)

Loss from continuing operations	$(0.41)	$(0.55)	$(1.87)	$(1.35)
Loss from discontinued operations	$(0.01)	$(0.03)	$(0.01)	$(0.10)
Loss per share – basic and diluted	$(0.42)	$(0.58)	$(1.88)	$(1.45)

Shares outstanding and to be issued	8,650,110	8,498,752	8,650,110	8,498,752

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Period	For the Period
	February 3, 2008	February 4, 2007
	August 2, 2008	to August 4, 2007

Operating activities:
Net loss	$(15,828)	$(12,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,412	13,758
Allowance for doubtful accounts	582	370
Gain on sale of fixed assets	(1,801)	(612)
Asset impairment charge	3,003	—
Amortization of deferred financing cost	466	501
Deferred income taxes	285	—
Phantom stock compensation	(100)	1,223

Net change in operating assets and liabilities:
Accounts and notes receivable, net	3,833	(2,738)
Prepaid expenses and other current assets	316	967
Inventories	4,998	4,263
Liabilities subject to compromise	(1,103)	(180)
Accounts payable and other current liabilities	(17,363)	(4,985)
Other assets	24	2
Defined benefit pension plan	(1,499)	(2,623)
Other non-current liabilities	(1,340)	758

Net cash used in operating activities	(14,115)	(1,618)

Investing activities:
Capital expenditures	(4,250)	(1,875)
Proceeds from sale of fixed assets	4,128	919

Net cash used in investing activities	(122)	(956)

Financing activities:
Payments of mortgages	(139)	(154)
Reduction in capital lease obligations	(664)	(806)
Deferred financing costs	(1,084)	—

Net cash used in financing activities	(1,887)	(960)

Decrease in cash and cash equivalents	(16,124)	(3,534)

Cash and cash equivalents at the beginning of period	20,916	24,661

Cash and cash equivalents at end of period	$4,792	$21,127

The accompanying notes are an integral part of these statements.

The Penn Traffic Company

Condensed Consolidated Statements of Stockholders’ Equity

For the unaudited period February 2, 2008 to August 2, 2008

(In thousands, except share data)

	Common Stock	Preferred Stock	Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at February 2, 2008	$85	$100	$128,149	$(74,356)	$15,197	$69,175

Net loss for the period ended August 2, 2008	—	—	—	(15,828)	—	(15,828)

Increase of 125,754 shares estimated to be issued in connection with settlement of Chapter 11 claims	1	—	(1)	—	—	—

Amortization of net actuarial gain included in net periodic pension benefit, net of deferred taxes of ($185) for the period ended August 2, 2008	—	—	—	—	(287)	(287)

Comprehensive loss	—	—	—	—	—	(16,115)
Balance at August 2, 2008	$86	$100	$128,148	$(90,184)	$14,910	$53,060

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

Reporting Periods

The Company’s fiscal year ends each year on the Saturday closest to January 31.  Fiscal year 2009 is the 52-week period ended January 31, 2009.  Fiscal year 2008 is the 52-week period ended February 2, 2008.  The information presented in this Quarterly Report on Form 10-Q is for the 13-week quarter ending and 26-week period ending August 2, 2008.

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

4.

The reorganized Company was authorized to issue new shares of common stock to unsecured creditors, which included holders of $100 million of senior notes, a claim by the Pension Benefit Guaranty Corporation (the “PBGC”) of $60 million and trade claims, all of whom were eligible to receive pro rata distributions of new shares of common stock and the right to share in potential proceeds from certain causes of action.

Pursuant to the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) issued by the American Institute of Certified Public Accountants upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting which resulted in a new reporting entity and a new basis of accounting.

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

Note 3 – New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” (“SFAS 157”), effective for fiscal years beginning after November 15, 2007.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  Effective February 3, 2008, the Company adopted the provision of SFAS 157.  The adoption did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“SFAS 159”), effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  The Company has not elected to apply the provision of SFAS 159 which became effective for the Company on February 3, 2008.

Note 4 - Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  At August 2, 2008 and February 2, 2008, 313,918 and 188,164 common shares, respectively, are estimated to be issued in connection with the settlement of remaining claims.  Diluted loss per share for the period ended August 2, 2008 does not include the 652,468 common shares issuable on the conversion of the preferred stock, which was issued in December 2007, as the effect is antidilutive.

	Quarter Ended		Year to Date
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Loss per share - basic and diluted:

Loss from continuing operations	$(3,326)	$(4,644)	$(15,747)	$(11,501)
Less: cumulative preferred stock dividends	(202)	—	(405)	—
Loss available to common stockholders	(3,528)	(4,644)	(16,152)	(11,501)
Loss from discontinued operations	(71)	(268)	(81)	(821)
Net loss available to common stockholders	$(3,599)	$(4,912)	$(16,233)	$(12,322)

Weighted average shares outstanding and to be issued	8,650,110	8,498,752	8,650,110	8,498,752

Net loss per share:
Loss from continuing operations	$(0.41)	$(0.55)	$(1.87)	$(1.35)
Loss from discontinued operations	(0.01)	(0.03)	(0.01)	(0.10)
Net loss per share: basic and diluted	$(0.42)	$(0.58)	$(1.88)	$(1.45)

Note 5 – Liabilities Subject to Compromise

In connection with the Chapter 11 proceeding, the Ohio Bureau of Workers’ Compensation (“OBWC”) filed priority and administrative claims aggregating $13.4 million for pre-petition unpaid workers’ compensation premiums and for reserves to pay future claims arising from existing injuries.  The OBWC also filed claims aggregating $1.8 million for alleged non-payment of post-petition premiums and for reserves to pay future claims arising from existing injuries.  On August 22, 2008, the Company and the OBWC filed a Notice of Presentment of Stipulation and Order with Respect to Settlement of Ohio Bureau of Workers’ Compensation Claims (the “Stipulation”) with the United States Bankruptcy Court for the Southern District of New York, pursuant to which the Company and the OBWC have agreed that the OBWC will release all potential claims against the Company in exchange for the following payments by the Company to the OBWC: a payment of $500,000 on September 9, 2008; and payments of $217,500 on each of the following dates: March 2, 2009; September 1, 2009; March 1, 2010; and September 1, 2010. The Stipulation further provides that the payments to be made in 2010 shall be backed by a letter of credit. In addition, the Company will issue 290,491 shares of its common stock, par value $0.01 per share, to the OBWC.  As of August 2, 2008, the Company has accrued $1.4 million related to the OBWC Chapter 11 claim, recording $0.7 million in current liabilities and $0.7 million in long-term liabilities based upon the payment terms of the Stipulation.

During the quarter ended August 4, 2007, the Company paid out $0.2 million in settlement of disputed claims.  No claims were paid during the quarter ended August 2, 2008.

The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings.  Estimated shares of common stock to be issued in settlement of claims have been accounted for as common shares to be issued in stockholders’ equity.

Note 6 – Long-term Debt

On August 1, 2007, both of the Company’s credit facilities were amended to permit the disposal of assets in connection with the closing of two stores.  Further, the availability amount, which the Company is required to maintain under certain financial covenants contained in such facilities was reduced to less than $27.5 million for four consecutive days or less than $25 million for any one day.

In March 2008, the maturity dates of both facilities were extended from April 13, 2008 to April 13, 2009.  Based on the maturity dates of April 13, 2009, amounts due under the revolving credit and term loan facility and the supplemental real estate credit facility have been classified as current maturities in the accompanying balance sheet as of August 2, 2008.  In the event certain conditions are met, the credit facilities could be automatically extended to expiration dates of April 13, 2010.

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

Note 8 – Dispositions and Discontinued Operations

On January 2, 2008, as a result of the loss of a significant customer, the Company announced the closing of its commercial bakery operation.  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the results of operations of the commercial bakery operation for the periods ended August 2, 2008 and August 4, 2007 have been reported as discontinued operations.

During the year to date ended August 2, 2008, the Company closed six stores (including one in the second quarter) and sold four others (including three in the second quarter).  Three of the four stores that were sold are now Independent customers that the Company provides with food, related products and other services.  As revenues will continue to be generated from the three sold stores the results of operations of these stores are included in continuing operations.  It is anticipated that revenues will continue to be generated from customers of four of the six closed stores from the Company stores located in the same vicinity.  The Company will no longer have a presence in the vicinity of the other two closed store but the amount of lost revenues was determined to be immaterial and is not reported as discontinued operations.  The stores that were sold resulted in cash proceeds of $3.3 million and associated gain on sale of leasehold and fixed assets of $1.3 million for the year to date ended August 2, 2008.  The Company obtained waivers related to the sale of store assets in accordance with the terms of the credit facilities.

During the year to date ended August 2, 2008, an impairment loss of $3.0 million (including $0.4 million recognized in the second quarter) was recognized with respect to assets related to closed stores.  In addition, the Company recorded a liability of $0.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for five of the six closed stores (one closed store location was owned by the Company).  Also, certain ongoing maintenance expenses related to the bakery operations have been classified as discontinued operations in the quarter ended August 2, 2008.

Subsequent to August 2, 2008, the Company sold 4 groups of pharmacy scripts resulting in cash proceeds of $0.3 million and gain on sale of intangible assets of $0.3 million.

No stores were closed or sold during the quarter ended and year to date ended August 4, 2007.

Note 9 – Pension Plans

On May 30, 2008, the Board of Directors of the Company resolved to merge the Big Bear Stores Hourly Paid General Merchandise Warehouse Employees’ Pension Plan with and into the Big Bear Stores Hourly Paid Food Warehouse Employees’ Pension Plan (the “Plans”) and renamed that Plan as The Penn Traffic Company Big Bear Retirement Plan (the “Plan”) effective May 31, 2008.  Further, the Plans’ assets were consolidated and are now held by one Trustee resulting in an amendment to the Master Trust Agreement to reflect the fact that the Plan is no longer a Master Trust Plan.  A new Plan document was created for the Plan amended and effective retroactively as of June 1, 2002.  The Company now has three noncontributory defined benefit pension plans covering certain union personnel.  The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.

The following table provides the components of net periodic pension (benefit) cost (in thousands):

	Quarter	Quarter
	Ended	Ended	Year to Date	Year to Date
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

	(unaudited)

Service cost	$313	$495	$626	$990
Interest cost	1,474	1,558	2,948	3,118
Expected return on plan assets	(1,593)	(1,596)	(3,186)	(3,193)
Amortization of unrecognized actuarial gain	(236)	(29)	(472)	(59)

Net periodic pension (benefit) cost	$(42)	$428	$(84)	$856

For the quarters ended August 2, 2008 and August 4, 2007, the Company contributed $0.6 million and $1.4 million, respectively, to the four defined benefit pension plans.  For the year to date ended August 2, 2008 and August 4, 2007, the Company contributed $1.4 million and $3.5 million, respectively, to the four defined benefit pension plans.

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

At August 2, 2008, there were 188,260 shares of phantom stock granted, 100,000 shares forfeited, and 88,260 shares outstanding to officers and non-officer directors.  Approximately 15,668 shares of phantom stock are unvested as of the quarter ended August 2, 2008.  In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” the awards are being accounted for as compensation expense and a corresponding liability over the period to settlement date based on changes in the value of the Company’s common stock.  Compensation (benefit) expense totaled ($0.2) million and $0.8 million for the quarters ended August 2, 2008 and August 4, 2007, respectively.  Compensation (benefit) expense totaled ($0.1) million and $1.2 million for the year to date ended August 2, 2008 and August 4, 2007, respectively.  Refer to Note 15 to the financial statements included in the Annual Report on Form 10-K for additional information.

Note 12– Segment Information

The Company operates in two segments – the retail food business and the wholesale food distribution business.  The retail food business consists of supermarkets which the Company operates.  The wholesale food distribution business supplies independent supermarkets and other independent wholesale accounts with food, related products and other services.

The tables below present information with respect to operating segments as well as reconciliations to consolidated information (in thousands).

	Quarter Ended August 2, 2008
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total
	(unaudited)
Revenues	$245,179	$59,714	$1,997	(1)	$306,890

Cost of sales	(171,938)	(56,025)	(331	)(2)	(228,294	)(4)
Selling and administrative expense	(59,935)	(1,237)	(12,201	)(3)	(73,373	)(4)
Loss on store closing (including asset impairment)	(399)	—	—		(399)

Operating income (loss) before depreciation and amortization	12,907	2,452	(10,535)		4,824

Depreciation and amortization	(5,270)	(187)	(291)		(5,748)

Operating income (loss)	$7,637	$2,265	$(10,826)		(924)
Interest expense					(2,211)
Reorganization costs					(71)

Loss from continuing operations before income taxes					$(3,206)

(1)	Consists principally of approximately $1.5 million for trucking revenues, $0.2 million of rental income, and $0.1 million from sales of electronic data.

(2)	Consists principally of approximately $0.3 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)

Consists principally of approximately $6.8 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $3.4 million of Professional fees (of which approximately $1.3 million pertained to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $1.4 million of contract hauling costs associated with trucking revenue, $0.3 million in data processing maintenance costs, and $0.1 million for general insurance.

(4)	Excludes depreciation and amortization of $0.5 million for cost of sales and $5.2 million related to selling and administrative expenses.

	Quarter Ended August 4, 2007
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total
	(unaudited)
Revenues	$261,765	$54,081	$2,166	(1)	$318,012

Cost of sales	(180,756)	(50,539)	(370	)(2)	(231,665	)(4)
Selling and administrative expense	(63,373)	(1,217)	(15,241	)(3)	(79,831	)(4)

Operating income (loss) before depreciation and amortization	17,636	2,325	(13,445)		6,516

Depreciation and amortization	(6,179)	(241)	(240)		(6,660)

Operating income (loss)	$11,457	$2,084	$(13,685)		(144)
Interest expense					(2,454)
Reorganization costs					(1,988)

Loss from continuing operations before income taxes					$(4,586)

(1)	Consists principally of approximately $1.6 million for trucking revenues, $0.3 million of rental income and $0.1 million from sales of electronic data.

(2)	Consists principally of approximately $0.3 million in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)

Consists principally of approximately $7.7 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $3.8 million of professional fees (of which approximately $0.3 million pertaining to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $1.4 million of  contract hauling costs associated with trucking revenue, approximately $0.4 million for an increase in reserves for doubtful accounts, $0.3 million in data processing maintenance costs, and $0.4 million of general insurance.

(4)	Excludes depreciation and amortization of $0.8 million for cost of sales and $5.8 million related to selling and administrative expenses.

	Period from February 3, 2008 to August 2, 2008
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total
	(unaudited)
Revenues	$476,602	$113,240	$4,106	(1)	$593,948

Cost of sales	(332,601)	(106,509)	(662	)(2)	(439,772	)(4)
Selling and administrative expense	(120,794)	(2,469)	(26,302	)(3)	(149,565	)(4)
Loss on store closings (including asset impairment)	(3,003)	—	(921)		(3,924)

Operating income (loss) before depreciation and amortization	20,204	4,262	(23,779)		687

Depreciation and amortization	(10,502)	(370)	(540)		(11,412)

Operating income (loss)	$9,702	$3,892	$(24,319)		(10,725)
Interest expense					(4,564)
Reorganization costs					(181)

Loss from continuing operations before income taxes					$(15,470)

Total assets as of August 2, 2008	$173,708 (5)	$21,573 (5)	$29,890	(6)	$225,171

Capital expenditures for the year ended August 2, 2008	$3,775	$12	$463		$4,250

(1)	Consists principally of approximately $3.1 million for trucking revenues, $0.5 million of rental income and $0.2 million from sales of electronic data.

(2)	Consists principally of approximately $0.6 million in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)

Consists principally of approximately $14.4 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $8.7 million of professional fees (of which approximately $1.7 million pertaining to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $2.8 million of contract hauling costs associated with trucking revenue, approximately $0.6 million for an increase in reserves for doubtful accounts, $0.5 million in data processing maintenance costs, and $0.2 million of general insurance.

(4)	Excludes depreciation and amortization of $1.0 million for cost of sales and $10.3 million related to selling and administrative expenses.

(5)	The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(6)	Consists principally of general corporate assets (including cash and cash equivalents) that cannot be separated by business segment.

	Period from February 4, 2007 to August 4, 2007
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total
	(unaudited)
Revenues	$506,924	$104,615	$4,446	(1)	$615,985

Cost of sales	(350,963)	(97,757)	(711	)(2)	(449,431	)(4)
Selling and administrative expense	(124,212)	(2,642)	(28,915	)(3)	(155,769	)(4)
Loss on store and distribution center closings	—	—	(1,883)		(1,883)

Operating income before depreciation and amortization	31,749	4,216	(27,063)		8,902

Depreciation and amortization	(12,397)	(486)	(456)		(13,339)

Operating income (loss)	$19,352	$3,730	$(27,519)		(4,437)

Interest expense					(4,795)
Reorganization and other expenses					(2,152)

Consolidated loss before income taxes					$(11,384)

Total assets as of August 4, 2007	$213,646 (5)	$24,714 (5)	$49,604	(6)	$287,964

Capital expenditures for the period ended August 4, 2007	$1,511	$139	$225		$1,875

(1)	Consists principally of approximately $3.3 million for trucking revenues, $0.6 million of rental income and $0.2 million from sales of electronic data.

(2)	Consists principally of approximately $0.6 million in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)

Consists principally of approximately $15.3 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $8.1 million of professional fees (of which approximately $0.6 million pertaining to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $2.8 million of contract hauling costs associated with trucking revenue, approximately $0.9 million for an increase in reserves for doubtful accounts, $0.6 million in data processing maintenance costs, and $0.4 million of general insurance.

(4)	Excludes depreciation and amortization of $1.7 million for cost of sales and $11.7 million related to selling and administrative expenses.

(5)	The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(6)	Consists principally of general corporate assets (including cash and cash equivalents) that cannot be separated by business segment.

ITEM 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We operate or supply approximately 210 supermarkets in upstate New York, Pennsylvania, Vermont and New Hampshire.  We operate in two segments.  Our retail food business includes corporate-owned stores with the “BiLo”, “P&C” and “Quality” trade names, and our wholesale food distribution business supplies independently operated supermarkets and other wholesale accounts.

Our primary objective is to enhance the in-store experience of our customers and improve our long-term financial performance.  Under the direction of our new senior team (formed in fiscal year 2007), we are focusing on rebuilding our core business.  This means re-establishing basic disciplines and reemphasizing and instilling a much stronger profitable growth culture around sales and margin, as well as delivering a sufficient economic return on assets.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the quarters and year to date ended August 2, 2008 and August 4, 2007.

	Quarter	Quarter
	Ended	Ended	Year to Date	Year to Date
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%

Gross profit (1)	25.4	26.9	25.8	26.8

Selling and administrative expenses	25.6	26.9	27.2	27.3

Loss (gain) on sale of leasehold and fixed assets	0.0	(0.0)	(0.3)	(0.1)

Loss on store and distribution center closing (including asset impairment)	0.1	0.0	0.7	0.3

Operating loss	(0.3)	(0.0)	(1.8)	(0.7)

Interest expense	0.7	0.8	0.8	0.8

Reorganization and other expenses	0.0	0.6	0.0	0.3

Loss from continuing operations before income taxes	(1.0)	(1.4)	(2.6)	(1.8)

Income tax expense	(0.0)	(0.0)	(0.1)	(0.0)

Loss from continuing operations	(1.0)	(1.4)	(2.7)	(1.8)

Loss from discontinued operations	(0.0)	(0.1)	(0.0)	(0.1)

Net loss	(1.0)	(1.5)	(2.7)	(1.9)

(1)  Revenues less cost of sales.

Quarter Ended August 2, 2008 and Quarter Ended August 4, 2007

Revenues for the quarter ended August 2, 2008 decreased to $306.9 million from $318.0 million for the quarter ended August 4, 2007.  The $11.1 million decrease in revenues was mainly attributable to a reduction in 13 corporate stores from August 4, 2007 to August 2, 2008 (from 106 to 93 stores), a 1.2% decline in same store sales, partially offset by an increase in wholesale food distribution revenues.

Wholesale food distribution revenues for the quarter ended August 2, 2008 increased to $59.7 million, or 19.5% of total revenues, from $54.1 million, or 17.0% of total revenues, for the quarter ended August 4, 2007.  The increase in the wholesale food distribution revenues was primarily attributable to the addition of three new wholesale accounts during fiscal year 2009, as well as conversion of certain corporate stores to Independent customers.

Gross Profit

Gross profit was $78.1 million, or 25.4% of revenues, for the quarter ended August 2, 2008 compared to $85.5 million, or 26.9% of revenues, for the quarter ended August 4, 2007.  The decrease is the result of decreased sales due to store closings, declining customer counts due to apparent trip consolidation, and erosion of margins due to certain departments’ cost inflation outpacing price inflation such as produce where cost increases can not be included in retail prices due to customer sensitivity.  In response to the increasing competition in the marketplace, we increased advertised sale items in an attempt to increase sales volume during the quarter ended August 2, 2008 that resulted in decreased margins on certain products and ultimately a decrease in gross profit.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended August 2, 2008 were $78.5 million, or 25.6% of revenues, compared to $85.8 million, or 26.9% of revenues, for the quarter ended August 4, 2007.  The decrease in selling and administrative expenses is comprised of decreases in payroll and employee related benefits of $2.9 million, property taxes and rent expense of $1.2 million, professional fees and outside services of $0.9 million, equipment rental of $0.4 million, insurance of $0.3 million, and supplies of $0.2 million.  The aforementioned decrease in selling and administrative expenses were mainly driven by the closure of stores as detailed above and completion of unfiled Securities and Exchange Commission reports as of April 2008 resulting in a decrease in professional fees and outside services.

Depreciation and Amortization

Depreciation and amortization expense was $5.7 million, or 1.9% of revenues, for the quarter ended August 2, 2008 compared to $6.9 million, or 1.9% of revenues, for the quarter ended August 4, 2007.  The decrease in depreciation and amortization during the quarter ended August 2, 2008 was primarily due to an $11.0 million write-down of intangible assets in conjunction with the recognition of net operating loss carryforwards for prior years and a reduction in depreciation related to the closure of the bakery in January 2008.

Loss on Store Closings (including asset impairment)

Asset impairment charges were $0.4 million, or 0.1% of revenues, for the quarter ended August 2, 2008.  The asset impairment charges were mainly attributed to the write-down of closed store assets held for sale.

Operating Loss

Operating loss for the quarter ended August 2, 2008 was $0.9 million, or 0.3% of revenues, compared to the operating loss of $0.1 million, or less than 0.1% of revenues, for the quarter ended August 4, 2007.

Reorganization and Other Expenses

Reorganization expense for the quarter ended August 2, 2008 was $0.1 million, or less than 0.1% of revenues, compared to $2.0 million, or 0.6% of revenues, for the quarter ended August 4, 2007.  They consist primarily of professional fees.

Loss from Continuing Operations

Loss from continuing operations for the quarter ended August 2, 2008 was $3.3 million, or 1.0% of revenues, compared to a loss from continuing operations of $4.6 million, or 1.4% of revenues, during the quarter ended August 4, 2007.  The $1.3 million decrease in loss from continuing operations is primarily due to a decrease in reorganization and other expenses as a result of decreased professional fees, offset by an asset impairment charge and gross profit rate erosion.

Net Loss

Net loss for the quarter ended August 2, 2008 was $3.4 million, or 1.0% of revenues, compared to a net loss of $4.9 million, or 1.5% of revenues, during the quarter ended August 4, 2007.

Year to Date Ended August 2, 2008 and Year to Date Ended August 4, 2007

Revenues

Revenues for the year to date ended August 2, 2008 decreased to $593.9 million from $616.0 million for the year to date ended August 4, 2007.  The $22.1 million decrease in revenues was mainly attributable to a reduction in 13 corporate stores from August 4, 2007 to August 2, 2008, a 1.3% decline in same store sales, partially offset by an increase in wholesale food distribution revenues.

Wholesale food distribution revenues for the year to date ended August 2, 2008 increased $8.6 million, or 8.2% to $113.2 million, or 19.1% of total revenues, from $104.6 million, or 17.0% of total revenues, for the year to date ended August 4, 2007.  The increase in the wholesale food distribution revenues was primarily attributable to the addition of three new wholesale accounts during fiscal year 2009, as well as the conversion of certain corporate stores to Independent customers.

Gross Profit

Gross profit was $153.1 million, or 25.8% of revenues, for the year to date ended August 2, 2008 compared to $164.8 million, or 26.8% of revenues, for the year to date ended August 4, 2007.  The decrease is the result of decreased sales due to store closings, declining customer counts due to apparent trip consolidation and erosion of margins due to certain departments’ cost inflation outpacing price inflation such as produce where cost increases can not be included in retail prices due to customer sensitivity.  In response to the increasing competition in the marketplace, we increased advertised sale items in an attempt to increase sales volume during the year to date ended August 2, 2008 that resulted in decreased margins on certain products and ultimately a decrease in gross profit.

Selling and Administrative Expenses

Selling and administrative expenses for the year to date ended August 2, 2008 were $161.7 million, or 27.2% of revenues, compared to $168.0 million, or 27.3% of revenues, for the year to date ended August 4, 2007.  The decrease in selling and administrative expenses is comprised of decreases in payroll and employee related benefits of $3.8 million, property taxes and rent expense of $0.9 million, equipment rental of $0.5 million, depreciation of $0.5 million, insurance of $0.3 million, and supplies of $0.2 million.  The decreases in selling and administrative expenses were mainly driven by the closure of stores as detailed above.

Depreciation and Amortization

Depreciation and amortization expense was $11.4 million, or 1.9% of revenues, for the year to date ended August 2, 2008 compared to $13.8 million, or 2.2% of revenues, for the year to date ended August 4, 2007.  The decrease in depreciation and amortization during the year to date ended August 2, 2008 was primarily due to an $11.0 million write-down of intangible assets in conjunction with the recognition of net operating loss carryforwards for prior years and a reduction in depreciation related to the closure of the bakery in January 2008.

Loss on Store and Distribution Center Closings (including asset impairment)

For the year to date ended August 2, 2008 the Company recorded a loss on store closings (including asset impairment) of $3.9 million, or 0.7% of revenues, representing the net present value of the remaining lease rentals associated with its closed stores of $0.9 million and asset impairment charges of $3.0 million.  The asset impairment charges were mainly attributed to the write-down of closed store assets.  A loss of $1.9 million, or 0.3% of revenues, representing the net present value of the remaining lease payments associated with our closed distribution centers, was incurred for the year to date ended August 4, 2007.

Operating Loss

Operating loss for the year to date ended August 2, 2008 was $10.7 million, or 1.8% of revenues, compared to the operating loss of $4.4 million, or 0.7% of revenues, for the year to date ended August 4, 2007.

Reorganization and Other Expenses

Reorganization expense for the year to date ended August 2, 2008 was $0.2 million, or less than 0.1% of revenues, compared to $2.2 million, or 0.3% of revenues, for the year to date ended August 4, 2007.  This expense consists primarily of professional fees.

Loss from Continuing Operations

Loss from continuing operations for the year to date ended August 2, 2008 was $15.7 million, or 2.6% of revenues, compared to a loss from continuing operations of $11.5 million, or 1.8% of revenues, during the year to date ended August 4, 2007.  The $4.2 million increase in loss from continuing operations is primarily due to decreases in gross profit of $11.7 million, asset impairment charges of $3.0 million offset by a decrease in selling and administrative expenses of $7.5 million, loss on store and distribution center closings of $1.0 million and reorganization and other expenses of $2.0 million.

Loss from Discontinued Operations

Loss from discontinued operations for the year to date ended August 2, 2008 was $0.1 million, or less than 0.1% of revenues, compared to a loss from discontinued operations of $0.8 million, or 0.1% of revenues, during the year to date ended August 4, 2007.  The decrease in the loss from discontinued operations for the year to date ended August 2, 2008 to August 4, 2007 is a result of the bakery generating operating losses during the first six months of fiscal year 2008 versus the closure of the bakery in January 2008 resulting in no operations during the first six months of fiscal year 2009.

Net Loss

Net loss for the year to date ended August 2, 2008 was $15.8 million, or 2.7% of revenues, compared to a net loss of $12.3 million, or 1.9% of revenues, during the year to date ended August 4, 2007.

Liquidity and Capital Resources

Overview

As of August 2, 2008, we had cash and cash equivalents of $4.8 million and total debt outstanding of $60.0 million.  We also have the ability to draw down on our revolving credit facilities.  We believe that our existing cash on hand and available borrowings under our credit facility will be sufficient to satisfy our currently anticipated cash requirements for at least the next 12 months.

Financial Results

Operating Activities

Cash used in operating activities for the year to date ended August 2, 2008 was $14.1 million as compared to cash used in operating activities of $1.6 million for the year to date ended August 4, 2007.  For the year to date  ended August 2, 2008, we incurred a net loss of $15.8 million, adjustments for non cash items of $13.8 million, and a net decrease in operating net assets of $12.1 million.  For the year to date ended August 4, 2007, we incurred a net loss of $12.3 million, adjustments for non-cash items of $15.2 million and a net decrease in operating net assets of $4.5 million.

Investing Activities

Cash used in investing activities for the year to date ended August 2, 2008 and August 4, 2007 was $0.1 million and $1.0 million, respectively.  The $0.9 million increase was due to increased proceeds from the sale of fixed assets ($4.1 million as compared to $0.9 million) partially offset by increased capital expenditures ($4.3 million as compared to $1.9 million).

Financing Activities

Cash used in financing activities for the year to date ended August 2, 2008 and August 4, 2007 was $1.9 million and $1.0 million, respectively.  The $0.9 million increase was due to fees incurred with the amendment to the revolving credit and term loan facility.

Borrowings

On April 13, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan.  Also on April 13, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million.  Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At August 2, 2008, outstanding borrowings under both facilities aggregated $46.6 million.  At such date, availability in excess of outstanding borrowings and letters of credit was approximately $27.5 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to first liens on certain properties by other lenders.  Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets.  At August 2, 2008, we had stand-by letters of credit of approximately $38.9 million.  Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $27.5 million for four consecutive days or less than $25 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends.  At no time through August 2, 2008 had we been subject to compliance with these financial covenants because the amount available for borrowing had not dropped to these levels.  However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at August 2, 2008.

Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program.  The secured trade lien program is with certain of our vendors and allows us to maintain trade terms.

On December 26, 2006, August 1, 2007 and January 30, 2008, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of certain stores.  In March 2008, the maturity date of both facilities was extended to at least April 13, 2009.  See Note 7 to the financial statements included in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008 for additional information.

We also have $3.8 million of borrowings under mortgages secured by three related properties as of August 2, 2008.

Certain Contingencies

The United States Attorney for the Northern District of New York and the SEC have been conducting investigations relating to the Company’s promotional allowance practices and policies.  Such investigations began prior to the Company’s emergence from bankruptcy in April 2005.  The Company has been cooperating with these investigations and has produced documents and made Company employees available for interviews as requested.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at August 2, 2008 was $46.6 million with a weighted average interest rate of 10.5%.  A 1.0% change in interest rates would impact pre-tax income by $0.5 million based on the debt outstanding at August 2, 2008.  In addition to the variable rate debt we had $3.8 million of fixed rate debt outstanding at August 2, 2008 with a weighted average interest rate of 6.6%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Based on their current observations combined with observations by the disclosure committee, which is comprised of members of management, members of the audit committee and external counsel, management concluded that our disclosure controls and procedures were effective as of August 2, 2008 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control Over Financial Reporting

There have been no changes during the quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.       RISK FACTORS

Our performance is affected by inflation.

In recent periods, we have experienced increases in transportation costs and the cost of products we sell in our stores.  The increases in our costs are attributed to increases in fuel, plastic, grains and other commodity costs.  As inflation has increased expenses, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time.  Our ability to recover the effect of inflation in the future may be effected by steps taken by our competitors and by the sensitivity of our customers to price increases.  The economic and competitive environment in the North Eastern Unites States continues to challenge us to become more cost efficient as our ability to recover increases in expenses through price increases is diminished.  Our future results operations will depend upon our ability to adapt to the current economic environment as well as the current competitive conditions.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on July 9, 2008.  Eight individuals were nominated to serve as directors for the one-year term expiring at the 2009 Annual Meeting of Stockholders, as detailed below with respective votes cast for and votes cast against:

Director Nominees	Votes Cast For	Votes Cast Against
Robert J. Kelly	5,677,741	21,397
John E. Burke	5,677,741	21,397
Kevin P. Collins	5,677,741	21,397
Ben Evans	5,677,741	21,397
Alan C. Levitan	5,677,741	21,397
Gregory J. Young	5,677,741	21,397
Kurt M. Cellar	5,677,741	21,397
Scott Sozio	5,677,741	21,397

Eisner LLP, independent certified public accountants, were nominated and selected through a vote as the Company’s auditors for the fiscal year ending January 31, 2009.  Votes were cast as follows: For 5,691,770, Against 6,056 and Abstained 1,312.

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