Form 10-Q
period 2008-11-01
PENN TRAFFIC CO
filed 2008-12-11
CIK 77155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to _____________

Commission file number: 0-8858

THE PENN TRAFFIC COMPANY
(Exact name of registrant as specified in its charter)

Delaware	25-0716800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 State Fair Blvd., Syracuse, New York	13221-4737
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐           NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES ☒           NO ☐

Common Stock, par value $.01 per share:  8,626,683 shares outstanding as of December 5, 2008

FORM 10-Q INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-Q, including without limitation, statements included in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact, are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  These forward-looking statements include statements relating to our anticipated financial performance and business prospects.  Statements preceded by, followed by or that include words such as “believe,” “anticipate,” “estimate,” “expect,” “could,” and other similar expressions are to be considered such forward-looking statements.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as the risks set forth in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008; our ability to improve operating performance and effectuate business plans; our ability to operate pursuant to the terms of our credit facilities and to comply with the terms of our lending agreements or to amend or modify the terms of such agreements as may be needed from time to time; our ability to generate cash; our ability to attract and maintain adequate capital; our ability to refinance our indebtedness; increases in prevailing interest rates; our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; general economic and business conditions; competition, including increased capital investment and promotional activity by our competitors; availability, location and terms of sites for store development; the successful implementation of our capital expenditure program; labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to our sponsored pension plans; the result of our pursuit of strategic alternatives; our ability to pursue strategic alternatives; economic and competitive uncertainties; changes in strategies; changes in generally accepted accounting principles; adverse changes in economic and political climates around the world, including terrorist activities and international hostilities; and the outcome of pending, or the commencement of any new, legal proceedings against, or governmental investigations of us.  We caution that the foregoing list of important factors is not exhaustive.  Accordingly, there can be no assurance that we will meet future results, performance or achievements expressed or implied by such forward-looking statements, which are generally required to be publicly revised as circumstances change, and which we do not intend to update.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Penn Traffic Company
Condensed Consolidated Balance Sheets
(In thousands)

	November 1,	February 2,
	2008	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$32,896	$20,916
Accounts and notes receivable (less allowance for
doubtful accounts of $5,186 and $5,690, respectively)	30,274	37,513
Inventories (Note 12)	51,981	89,208
Prepaid expenses and other current assets	6,662	7,307
Total current assets	121,813	154,944

Capital Leases, net	7,457	8,268

Fixed Assets, net	64,624	78,402

Other Assets:
Intangible assets	12,059	15,397
Deferred tax asset	—	2,440
Other assets	3,729	2,998
Total other assets	15,788	20,835

Total Assets	$209,682	$262,449

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	November 1,	February 2,
	2008	2008
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of obligations under capital leases	$1,493	$1,368
Current maturities of long-term debt (Note 6)	48,365	278
Accounts payable	17,448	34,178
Other current liabilities	41,028	47,060
Accrued interest expense	503	176
Deferred income taxes (Note 7)	7,358	11,485
Liabilities subject to compromise (Note 5)	13	2,516
Total current liabilities	116,208	97,061

Non-current liabilities:
Obligations under capital leases	7,826	8,962
Long-term debt (Note 6)	3,414	50,209
Defined benefit pension plan liability (Note 9)	4,389	6,326
Deferred income taxes (Note 7)	1,787	—
Other non-current liabilities	28,726	30,716
Total non-current liabilities	46,142	96,213

Total liabilities	162,350	193,274

Commitments and contingencies (Notes 5, 6, 9 and 10)

Stockholders’ equity:
Preferred stock - authorized 1,000,000 shares,
$.01 par value; 10,000 shares issued	100	100
Common stock - authorized 15,000,000 shares, $.01 par value;
shares issued and to be issued 8,650,110 at November 1, 2008, and
8,519,095 at February 2, 2008	86	85
Capital in excess of par value	128,148	128,149
Deficit	(95,769)	(74,356)
Accumulated other comprehensive income	14,767	15,197
Total stockholders’ equity	47,332	69,175

Total liabilities and stockholders’ equity	$209,682	$262,449

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Quarter Ended		Year to Date
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Revenues	$287,285	$298,702	$881,233	$914,687

Cost and operating expenses:
Cost of sales (See Note 12)	214,932	218,857	655,768	669,995
Selling and administrative expenses	76,324	83,281	238,037	252,993
Gain on sale of assets	(958)	(328)	(2,757)	(2,422)
Loss on store and distribution center closings (including assetimpairment of $175 and $3,178 forthe quarter and year to date endedNovember 1, 2008)	76	146	4,000	2,029

Operating loss	(3,089)	(3,254)	(13,815)	(7,908)

Interest expense	2,179	2,023	6,743	6,818
Reorganization and other expenses	185	2,792	366	4,945

Loss from continuing operations before income taxes	(5,453)	(8,069)	(20,924)	(19,671)

Income tax expense	109	59	386	175

Loss from continuing operations	(5,562)	(8,128)	(21,310)	(19,846)

Discontinued operations (Note 8)
Loss from discontinued operations	(23)	(1,448)	(103)	(2,052)
Net loss	$(5,585)	$(9,576)	$(21,413)	$(21,898)

Net Loss per share - basic and diluted (Note 4)

Loss from continuing operations	$(0.67)	$(0.96)	$(2.54)	$(2.34)
Loss from discontinued operations	$(0.00)	$(0.17)	$(0.01)	$(0.24)
Net Loss per share – basic and diluted	$(0.67)	$(1.13)	$(2.55)	$(2.58)

Weighted average shares – basic and diluted	8,650,110	8,498,752	8,650,110	8,498,752

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Period	For the Period
	February 3, 2008	February 4, 2007
	to November 1, 2008	to November 3, 2007

Operating activities:
Net loss	$(21,413)	$(21,898)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation and amortization	17,090	20,492
Provision for doubtful accounts	327	1,430
Gain on sale of assets	(2,757)	(328)
Asset impairment charge	3,178	—
Amortization of deferred financing cost	608	744
Deferred income taxes	378	—
Phantom stock compensation	(52)	86

Net change in operating assets and liabilities:
Accounts and notes receivable, net	6,912	(74)
Prepaid expenses and other current assets	645	1,094
Inventories	37,227	941
Liabilities subject to compromise	(2,503)	(180)
Accounts payable and other current liabilities	(22,435)	(13,471)
Other assets	(85)	13
Defined benefit pension plan	(2,644)	(2,438)
Other non-current liabilities	(1,311)	1,054

Net cash provided by (used in) operating activities	13,165	(12,535)

Investing activities:
Capital expenditures	(5,269)	(4,942)
Proceeds from sale of assets	5,058	1,879

Net cash used in investing activities	(211)	(3,063)

Financing activities:
Payments of mortgage debt	(208)	(233)
Net borrowings (repayments) under revolving credit facility	1,500	(350)
Reduction in capital lease obligations	(1,011)	(1,792)
Payment of deferred financing costs	(1,255)	—

Net cash used in financing activities	(974)	(2,375)

Increase (decrease) in cash and cash equivalents	11,980	(17,973)

Cash and cash equivalents at the beginning of period	20,916	24,661

Cash and cash equivalents at end of period	$32,896	$6,688

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Stockholders’ Equity
For the unaudited period February 2, 2008 to November 1, 2008
(In thousands, except share data)

	Common Stock	Preferred Stock	Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at February 2, 2008	$85	$100	$128,149	$(74,356)	$15,197	$69,175

Net loss for the period
ended November 1, 2008	—	—	—	(21,413)	—	(21,413)

Increase of 125,754 shares in connection with settlement of Chapter 11 claims	1	—	(1)	—	—	—

Amortization of net actuarial gain included in net periodic pension benefit, net of deferred taxes of ($278) for the period ended November 1, 2008	—	—	—	—	(430)	(430)

Comprehensive loss	—	—	—	—	—	(21,843)
Balance at November 1, 2008	$86	$100	$128,148	$(95,769)	$14,767	$47,332

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

The balance sheet as of February 2, 2008 has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by U.S. generally accepted accounting standards (“GAAP”) for complete financial statements.

All significant intercompany transactions and accounts have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Reporting Periods
The Company’s fiscal year ends each year on the Saturday closest to January 31.  Fiscal year 2009 is the 52-week period ending January 31, 2009.  Fiscal year 2008 is the 52-week period ended February 2, 2008.  The information presented in this Quarterly Report on Form 10-Q is for the 13-week quarter ended and 39-week period ended November 1, 2008.

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

Pursuant to the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), issued by the American Institute of Certified Public Accountants upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting which resulted in a new reporting entity and a new basis of accounting.

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

Note 3 – Recent Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” (“SFAS 157”), effective for fiscal years beginning after November 15, 2007.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  Effective February 3, 2008, the Company adopted the provisions of SFAS 157.  The adoption did not have a material effect on our consolidated financial statements.

During calendar year 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2, and 157-3.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions, FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and FSP 157-3 clarifies how the fair value of a financial asset is determined when the market for that financial asset is inactive.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  The Company has not elected to apply the provision of SFAS 159 which became effective for the Company on February 3, 2008.

Note 4 - Per Share Data

Basic and diluted net loss per share is based on the number of common shares issued and estimated to be issued pursuant to the Plan.  At November 1, 2008 and February 2, 2008, 23,427 and 188,164 common shares, respectively, are estimated to be issued in connection with the settlement of remaining claims.  Diluted loss per share for the period ended November 1, 2008 does not include the 665,012 common shares issuable on the conversion of the preferred stock, which was issued in December 2007, as the effect is antidilutive.

	Quarter Ended		Year to Date
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Loss per share - basic and diluted:

Loss from continuing operations	$(5,562)	$(8,128)	$(21,310)	$(19,846)
Less: cumulative preferred stock dividends	(200)	—	(605)	—
Loss available to common stockholders	(5,762)	(8,128)	(21,915)	(19,846)
Loss from discontinued operations	(23)	(1,448)	(103)	(2,052)
Net loss available to common stockholders	$(5,785)	$(9,576)	$(22,018)	$(21,898)

Weighted average shares outstanding and to be issued	8,650,110	8,498,752	8,650,110	8,498,752

Net loss per share:
Loss from continuingoperations	$(0.67)	$(0.96)	$(2.54)	$(2.34)
Loss from discontinuedoperations	(0.00)	(0.17)	(0.01)	(0.24)
Net loss per share: basic and diluted	$(0.67)	$(1.13)	$(2.55)	$(2.58)

Note 5 – Liabilities Subject to Compromise

In connection with the Chapter 11 proceeding, the Ohio Bureau of Workers’ Compensation (“OBWC”) filed priority and administrative claims aggregating $13.4 million for pre-petition unpaid workers’ compensation premiums and for reserves to pay future claims arising from existing injuries.  The OBWC also filed claims aggregating $1.8 million for alleged non-payment of post-petition premiums and for reserves to pay future claims arising from existing injuries.  On August 22, 2008, the Company and the OBWC filed a Notice of Presentment of Stipulation and Order with Respect to Settlement of Ohio Bureau of Workers’ Compensation Claims (the “Stipulation”) with the United States Bankruptcy Court for the Southern District of New York, pursuant to which the Company and the OBWC have agreed that the OBWC will release all potential claims against the Company in exchange for the following payments by the Company to the OBWC: a payment of $500,000 on September 9, 2008; and payments of $217,500 on each of the following dates: March 2, 2009; September 1, 2009; March 1, 2010; and September 1, 2010. The Stipulation further provides that the payments to be made in 2010 shall be backed by a letter of credit.  The Bankruptcy Court approved the Stipulation on September 5, 2008, and the Company paid the first installment due on September 9, 2008.  In addition, the Company issued 290,491 shares of its common stock, par value $0.01 per share, to the OBWC during the quarter ended November 1, 2008.  As of November 1, 2008, the Company has accrued $0.8 million related to the OBWC Chapter 11 claim, recording $0.4 million in current liabilities and $0.4 million in long-term liabilities based upon the payment terms of the Stipulation.

The Company has established liabilities for the estimated cash payments required to settle the remaining claims outstanding in the Chapter 11 proceedings.  Estimated shares of common stock to be issued in settlement of claims have been accounted for as common shares to be issued in stockholders’ equity.

Note 6 – Long-term Debt

On August 1, 2007, both of the Company’s credit facilities were amended to permit the disposal of assets in connection with the closing of two stores.  The amendment also requires the Company to maintain certain financial covenants contained in such credit facilities if the availability amount is reduced to less than $27.5 million for four consecutive days or less than $25 million for any one day.  These minimum availability amounts have been maintained, and thus the Company has not been subject to the financial covenants.

In March 2008, the maturity date of both facilities was extended from April 13, 2008 to April 13, 2009.  Based on the maturity dates of April 13, 2009, amounts due under the revolving credit and term loan facility and the supplemental real estate credit facility have been classified as current maturities in the accompanying balance sheet as of November 1, 2008.  In the event certain conditions are met, the maturity date of the credit facilities could be automatically extended to April 13, 2010. Management is currently negotiating the extension provisions of the credit facilities. The Company currently anticipates that the maturity date of both credit facilities will be extended, although we cannot be certain that this will occur.

On October 10, 2008, the Company entered into amendments to its credit facilities that included the lenders’ consent for the Company to enter into a supply agreement with a third party (see Note 12). In addition, the amendment provided for a reduction in the revolving credit commitments from $130 million to $100 million.

Note 7 – Income Taxes

The Company maintains a full valuation allowance against substantially all of its deferred tax assets including amounts resulting from net operating loss carryforwards.  The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized.

The Internal Revenue Service has recently completed an examination of the Company’s tax returns for the fiscal years ended 2004, 2005, 2006, and 2007.  The IRS examination has resulted in no changes to the Company’s tax returns as filed for those years.  The Company’s New York State tax returns for the fiscal years ended 2004, 2005, 2006, and 2007 are currently under examination by the New York State Department of Taxation and Finance.

The Company’s sale of warehouse inventory (see Note 12) resulted in significant changes to current and non-current deferred tax assets and liabilities.  The decrease in current deferred tax liability from February 2, 2008, includes a reduction of approximately $6.5 million related to the LIFO reserve on the warehouse inventory.  The sale of warehouse inventory also led to a change in non-current deferred taxes, from a non-current asset balance of $2.4 million as of February 2, 2008 to a non-current liability balance of $1.8 million as of November 1, 2008.

Note 8 – Dispositions and Discontinued Operations

Dispositions

During the year to date ended November 1, 2008, the Company closed six stores and sold four others.  Three of the four stores that were sold are now independent customers that the Company provides with food, related products and other services.  As significant revenues will continue to be generated from the three sold stores the results of operations of these stores are included within continuing operations.  It is anticipated that revenues will continue to be generated from customers of four of the six closed stores from the Company stores located in the same vicinity.  The Company will no longer have a presence in the vicinity of the remaining two closed stores but the results of operations was determined to be immaterial and is reported within continuing operations.  The stores that were sold resulted in cash proceeds of $3.3 million and associated gain on sale of leasehold and fixed assets of $1.3 million for the year to date ended November 1, 2008.  The Company obtained waivers related to the sale of store assets in accordance with the terms of the credit facilities.

During the year to date ended November 1, 2008, an impairment loss of $3.2 million (including $0.2 million recognized during the quarter ended November 1, 2008) was recognized with respect to assets related to closed stores in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”).  In addition, the Company recorded a liability of $0.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for five of the six closed stores (one closed store location was owned by the Company) in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

Subsequent to November 1, 2008, the Company sold two stores and assigned related leases for total proceeds of $7.5 million, resulting in a gain on sale of approximately $4.5 million that the Company will recognize during the fourth quarter.  As of November 1, 2008, the stores have not been classified as held for sale in the balance sheet of the Company as the criteria within FAS 144 was not met.

During the quarter ended November 3, 2007, the Company disposed of two stores.  It was anticipated that revenues would continue to be generated from one of the closed stores as the store was converted to an independent store and would continue to be supplied by the Company’s distribution center.  Revenue and operating results of the remaining closed store which was sold were not significant.  Neither store was reported in discontinued operations.

During the quarter ended November 1, 2008, the Company sold 6 pharmacy scripts resulting in cash proceeds of $0.9 million and gain on sale of intangible assets of $0.8 million.  During the year to date ended November 1, 2008, the Company sold 7 pharmacy scripts resulting in cash proceeds of $1.5 million and gain on sale of intangible assets of $1.3 million.

Discontinued Operations

On January 2, 2008, as a result of the loss of a significant customer, the Company announced the closing of its commercial bakery operation.  In accordance with the provisions of  SFAS 144, the results of operations of the commercial bakery operation for the periods ended November 1, 2008 and November 3, 2007 have been reported as discontinued operations.  Also, certain ongoing maintenance expenses related to the bakery operations have been classified as discontinued operations in the quarter and year-to-date ended November 1, 2008.

Note 9 – Pension Plans

On May 30, 2008, the Board of Directors of the Company resolved to merge the Big Bear Stores Hourly Paid General Merchandise Warehouse Employees’ Pension Plan with and into the Big Bear Stores Hourly Paid Food Warehouse Employees’ Pension Plan (the “Plans”) and renamed the resulting combined plan as The Penn Traffic Company Big Bear Retirement Plan (the “Plan”) effective May 31, 2008.  Further, the Plans’ assets were consolidated and are now held by one Trustee resulting in an amendment to the Master Trust Agreement to reflect the fact that the Plan is no longer a Master Trust Plan.  A new Plan document was created for the Plan amended and effective retroactively as of June 1, 2002.  The Company now has three noncontributory defined benefit pension plans covering certain union personnel.  The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.

The following table provides the components of net periodic pension (benefit) cost (in thousands):

	Quarter Ended	Quarter Ended	Year to Date	Year to Date
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(unaudited)

Service cost	$313	$495	$939	$1,485
Interest cost	1,474	1,558	4,422	4,679
Expected return on plan assets	(1,593)	(1,596)	(4,779)	(4,790)
Amortization of unrecognized actuarial gain	(236)	(29)	(708)	(89)
Net periodic pension (benefit) cost	$(42)	$428	$(126)	$1,285

For the quarters ended November 1, 2008 and November 3, 2007, the Company contributed $1.1 million and $0.2 million, respectively, to the defined benefit pension plans.  For the year to date ended November 1, 2008 and November 3, 2007, the Company contributed $2.5 million and $3.7 million, respectively, to the defined benefit pension plans.

The Company also participates in three multi-employer defined benefit pension plans.  The Company recognizes as net pension expense any required contributions made during the period and recognizes as a liability any required contributions that are due and unpaid.   For the quarters ended November 1, 2008 and November 3, 2007, the Company contributed $1.2 million and $1.2 million, respectively, to the multi-employer defined benefit pension plans.  For the year to date ended November 1, 2008 and November 3, 2007, the Company contributed $3.6 million and $3.7 million, respectively, to the multi-employer defined benefit pension plans.

Note 10 – Commitments and Contingencies

The United States Attorney Office for the Northern District of New York (the “USAO”) and the Securities and Exchange Commission (“SEC”) have been conducting investigations relating to the Company’s promotional allowance practices and policies.  Such investigations began prior to the Company’s emergence from bankruptcy in April 2005.  The Company has been cooperating with these investigations and has produced documents and made Company employees available for interviews as requested.

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

On September 17, 2007, the SEC filed civil fraud charges against the Company’s former Chief Marketing Officer and former Vice President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company’s income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. These officers had been terminated by the Company in February 2006 following an interim report to the Audit Committee on the findings of an internal investigation.  The SEC's complaint further alleges that the individuals deceived the Company’s accounting personnel to carry out their fraudulent scheme and aided and abetted the Company’s violations of the Securities Exchange Act of 1934 and rules thereunder. In addition, on the same date, the USAO announced that a federal grand jury has returned an indictment against the above-mentioned individuals on related criminal charges. Both the SEC and the USAO have indicated that their investigations are continuing.  The Company has incurred significant legal costs associated with these matters to date and expects to continue to do so.  These costs are recorded in selling and administrative expenses as incurred and are expected to increase in the next several periods unless and until the matters are resolved.

On September 30, 2008, the Company reached a settlement with the SEC with respect to the Commission’s investigation into the Company’s accounting practices and policies during a time period from fiscal year 2000 through fiscal year 2003, prior to the Company's emergence from bankruptcy in April 2005.  Without admitting or denying the allegations in the Commission’s complaint, the Company agreed to settle the charges by consenting to a permanent injunction against any future violations of the federal securities laws. The SEC imposed no fines or monetary penalties on the Company. As part of the settlement, the Company has hired an independent examiner who will provide annual reports to the SEC, the USAO and the Company’s board on, among other things, the Company’s promotional-allowance internal controls and financial reporting. The examiner will serve for three years.  Other settlement terms included the Company’s consent to reform its internal controls and policies and procedures related to promotional allowances, as well as implementation of a telephone hotline for associates and vendors to anonymously notify the company of misconduct related to promotional allowances.

On October 28, 2008, the Company entered into a non-prosecution agreement with the USAO.  Under the agreement, the USAO has agreed not to prosecute the Company for any crimes committed by its employees between 2001 and 2004 relating to the matters that were the subject of the USAO’s previously announced investigation of, among other things, the Company’s accounting policies, practices and related conduct.  The USAO’s obligations under the agreement are subject to a number of conditions, including the Company’s:

•	acceptance of responsibility for the conduct of its employees between 2001 and 2004;

•
adoption of the remedial measures required under, and compliance with the terms of, the previously announced settlement of the SEC’s investigation of the Company, including its compliance with specified federal securities laws; and

•	provision of full cooperation to the USAO and Federal Bureau of Investigation with respect to their ongoing investigations through the conclusion of any and all related criminal trials.

If the USAO determines that the Company has deliberately given false, incomplete or misleading information under the agreement, or if the Company commits a crime or otherwise knowingly, intentionally and materially violates any provision of the agreement, then the Company may be subject to prosecution for any federal criminal violation of which the USAO has knowledge, including any federal criminal violation relating to the matters subject to the USAO’s investigation. The Company agreed that any such prosecutions that are not time-barred by the applicable statue of limitations on the date of the agreement may be commenced against the Company notwithstanding the expiration of the statute of limitations after the date of the agreement.

On March 12, 2008, the Company commenced an action in the Supreme Court for the State of New York for the County of Onondaga seeking declaratory judgment to resolve a dispute over the lease term for commercial property pertaining to a store that was closed in 2007.  The Company is seeking an order declaring the proper and effective lease termination date to be November 30, 2009, rather than June 30, 2017, the date asserted by the landlord.  The Company estimates that the increased rent expense for the additional lease term asserted by the landlord to be approximately $2.8 million.  At present, the Company is unable to estimate the likelihood of an unfavorable outcome and accordingly, no liability has been recorded for this contingency.

Note 11 – Stock Award Plan

On December 15, 2006, the Company established the 2006 Omnibus Award Plan (the “Award Plan”).  Pursuant to the provisions of the Award Plan, the Company can grant stock options, restricted stock, phantom stock and stock appreciation rights.  The amount of shares of common stock that can be granted are limited to 902,268 in the aggregate.

At November 1, 2008, there were 188,260 shares of phantom stock granted, 100,000 shares of phantom stock forfeited, and 88,260 shares of phantom stock outstanding to officers and non-officer directors.  Approximately 10,426 shares of phantom stock are unvested as of the quarter ended November 1, 2008.  In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” the awards are being accounted for as compensation expense and a corresponding liability over the period to settlement date based on changes in the value of the Company’s common stock.  Compensation benefit totaled less than $0.1 million and $0.4 million for the quarters ended November 1, 2008 and November 3, 2007, respectively.  Compensation (benefit) expense totaled ($0.1) million and $0.1 million for the year to date ended November 1, 2008 and November 3, 2007, respectively.  Refer to Note 15 to the financial statements included in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008, for additional information.

Note 12 – Sale of Warehouse Inventory

On September 10, 2008, the Company entered into a definitive agreement with a supplier to provide significant additional procurement services to the Company.  Services under the agreement began on October 12, 2008 and will continue for a period of at least eight years.  The Company will retain responsibility for the warehousing, transportation and distribution of product from its Syracuse, New York and DuBois, Pennsylvania warehouse facilities to its corporate retail stores and independent customer locations.

To facilitate the agreement, the Company sold substantially its entire warehouse inventory as of October 11, 2008, to the supplier for approximately $35.5 million in cash, which was the FIFO-based cost value of the inventory on that date.  This transaction is not included within either revenue or cost of sales for the period ended November 1, 2008.  Although it is not obligated to, the Company is currently repurchasing this inventory from the supplier, at the same price at which it was sold, in order to supply its corporate retail stores.  As of November 1, 2008, approximately $23.8 million of this inventory has been repurchased.  It is expected that the remainder of the inventory will be repurchased and used to supply the Company’s corporate retail stores during the Company’s fiscal fourth quarter.

The Company accounts for all inventory using the last-in, first-out (“LIFO”) method.  The Company will defer recognition of the income statement benefit of the reversal of the LIFO reserve on its warehouse inventory until that inventory has been repurchased and sold through its corporate retail stores to customers.  For the period ended November 1, 2008, the Company recognized a reduction in cost of sales of approximately $3.1 million (for inventory repurchased and sold from September 10, 2008, through November 1, 2008) related to the warehouse LIFO inventory reserve, and expects that an additional $1.5 million of benefit, which represents the remainder of the warehouse LIFO reserve as of November 1, 2008, will be recognized during the Company’s fourth quarter.

Note 13– Segment Information

The Company operates in two segments – the retail food business and the wholesale food distribution business.  The retail food business consists of supermarkets which the Company operates.  The wholesale food distribution business supplies independent supermarkets and other independent wholesale accounts with food, related products and other services.

The tables below present information with respect to operating segments as well as reconciliations to consolidated information (in thousands).

	Quarter Ended November 1, 2008
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total
		(unaudited)
Revenues	$225,910	$59,323	$2,052	(1)	$287,285

Cost of sales	(159,133)	(55,773)	499	(2)	(214,407	)(4)
Selling and administrative expense	(56,577)	(899)	(13,693	)(3)	(71,169	)(4)
Gain on sale of assets	—	—	958		958
Loss on store closing (including asset impairment)	—	—	(76)		(76)

Operating income (loss) before
depreciation and amortization	10,200	2,651	(10,260)		2,591

Depreciation and amortization	(5,243)	(189)	(248)		(5,680)

Operating income (loss)	$4,957	$2,462	$(10,508)		(3,089)
Interest expense					(2,179)
Reorganization costs					(185)

Loss from continuing operations before income taxes					$(5,453)

(1)	Consists principally of approximately $1.6 million for trucking revenues, $0.2 million of rental income, and $0.1 million from sales of electronic data.

(2)	Includes approximately $0.5 million for a decrease in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)
Consists principally of approximately $7.0 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $3.9 million of professional fees (of which approximately $0.7 million pertained to legal costs associated with the internal and SEC investigations relating to the Company’s practices  regarding promotional discounts and allowances), approximately $1.5 million of contract hauling costs associated with trucking revenue, $0.3 million in data processing maintenance costs, and $0.1 million for general insurance.

(4)	Excludes depreciation and amortization of $0.5 million for cost of sales and $5.2 million related to selling and administrative expenses.

	Quarter Ended November 3, 2007
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total
		(unaudited)
Revenues	$244,364	$52,211	$2,127	(1)	$298,702

Cost of sales	(167,905)	(48,920)	(1,273	)(2)	(218,098	)(4)
Selling and administrative expense	(61,506)	(1,348)	(14,506	)(3)	(77,360	)(4)
Gain on sale of assets	—	—	328		328
Loss on store closing (including asset impairment)	—	—	(146)		(146)

Operating income (loss) before
depreciation and amortization	14,953	1,943	(13,470)		3,426

Depreciation and amortization	(6,025)	(237)	(418)		(6,680)

Operating income (loss)	$8,928	$1,706	$(13,888)		(3,254)
Interest expense					(2,023)
Reorganization costs					(2,792)

Loss from continuing operations before income taxes					$(8,069)

(1)	Consists principally of approximately $1.6 million for trucking revenues and $0.3 million of rental income.

(2)	Includes approximately $0.3 million for an increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)
Consists principally of approximately $7.0 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $2.8 million of professional fees (of which approximately $0.6 million pertained to legal costs associated with the internal and SEC investigation relating to the Company’s practices regarding promotional discounts and allowances), approximately $1.3 million of  contract hauling costs associated with trucking revenue, approximately $0.1 million for an increase in reserves for doubtful accounts, $0.3 million in data processing maintenance costs, and $0.4 million of general insurance.

(4)	Excludes depreciation and amortization of $0.8 million for cost of sales and $5.9 million related to selling and administrative expenses.

	Period from February 3, 2008 to November 1, 2008
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total
		(unaudited)
Revenues	$702,512	$172,564	$6,157	(1)	$881,233

Cost of sales	(491,733)	(162,284)	(166	)(2)	(654,183	)(4)
Selling and administrative expense	(177,295)	(3,368)	(41,869	)(3)	(222,532	)(4)
Gain on sale of assets	—	—	2,757		2,757
Loss on store closings (including asset impairment)	(475)	—	(3,525)		(4,000)

Operating income (loss) before
depreciation and amortization	33,009	6,912	(36,646)		3,275

Depreciation and amortization	(15,745)	(559)	(786)		(17,090)

Operating income (loss)	$17,264	$6,353	$(37,432)		(13,815)
Interest expense					(6,743)
Reorganization costs					(366)

Loss from continuing operations before income taxes					$(20,924)

Total assets as of November 1, 2008	$145,046 (5)	$9,482 (5)	$55,154	(6)	$209,682

Capital expenditures for the year ended November 1, 2008	$4,701	$15	$553		$5,269

(1)	Consists principally of approximately $4.7 million for trucking revenues, $0.8 million of rental income and $0.3 million from sales of electronic data.

(2)	Includes approximately $0.2 million in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)
Consists principally of approximately $21.4 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $12.0 million of professional fees (of which approximately $2.4 million pertained to legal costs associated with the internal and SEC investigations relating to the Company’s practices regarding promotional discounts and allowances), approximately $4.3 million of  contract hauling costs associated with trucking revenue, approximately $0.6 million for an increase in reserves for doubtful accounts, $0.8 million in data processing maintenance costs, and $0.3 million of general insurance.

(4)	Excludes depreciation and amortization of $1.5 million for cost of sales and $15.5 million related to selling and administrative expenses.

(5)	The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(6)	Consists principally of general corporate assets (including cash and cash equivalents) that cannot be separated by business segment.

	Period from February 4, 2007 to November 3, 2007
		Wholesale Food	Reconciling
	Retail Food	Distribution	Items		Total
		(unaudited)
Revenues	$751,462	$156,696	$6,529	(1)	$914,687

Cost of sales	(517,605)	(146,057)	(3,857	)(2)	(667,519	)(4)
Selling and administrative expense	(185,581)	(3,990)	(45,520	)(3)	(235,091	)(4)
Gain on sale of assets	—	—	2,422		2,422
Loss on store and distribution center closings	—	—	(2,029)		(2,029)

Operating income before
depreciation and amortization	48,276	6,649	(42,455)		12,470

Depreciation and amortization	(18,422)	(723)	(1,233)		(20,378)

Operating income (loss)	$29,854	$5,926	$(43,688)		(7,908)

Interest expense					(6,818)
Reorganization and other expenses					(4,945)

Consolidated loss before income taxes					$(19,671)

Total assets as of November 3, 2007	$213,552 (5)	$24,621 (5)	$29,452	(6)	$267,625

Capital expenditures for the period ended November 3, 2007	$4,253	$203	$486		$4,942

(1)	Consists principally of approximately $4.9 million for trucking revenues and $0.9 million of rental income.

(2)	Includes approximately $0.9 million increase in cost of sales to reconcile segment inventories on FIFO to consolidated inventories on LIFO.

(3)
Consists principally of approximately $20.3 million of payroll, benefits, and payroll taxes associated with the administrative staff, approximately $10.3 million of professional fees (of which approximately $1.2 million pertained to legal costs associated with the internal and SEC investigations relating to the Company’s practices regarding promotional discounts and allowances), approximately $4.1 million of  contract hauling costs associated with trucking revenue, approximately $1.0 million for an increase in reserves for doubtful accounts, $0.8 million in data processing maintenance costs, and $0.8 million of general insurance.

(4)	Excludes depreciation and amortization of $2.5 million for cost of sales and $18.0 million related to selling and administrative expenses.

(5)	The warehouse and transportation assets have been allocated using the same methodology as that which was used for the warehouse and transportation costs.

(6)	Consists principally of general corporate assets (including cash and cash equivalents) that cannot be separated by business segment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the quarters and year to date ended November 1, 2008 and November 3, 2007.

	Quarter	Quarter
	Ended	Ended	Year to Date	Year to Date
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
		(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%

Gross profit (1)	25.2	26.7	25.6	26.8

Selling and administrative expenses	26.6	27.9	27.0	27.7

Gain on sale of leasehold and fixed assets	(0.3)	(0.1)	(0.3)	(0.3)

Loss on store and distribution center closing (including asset impairment)	0.0	0.0	0.5	0.2

Operating loss	(1.1)	(1.1)	(1.6)	(0.8)

Interest expense	0.8	0.7	0.8	0.8

Reorganization and other expenses	0.0	0.9	0.0	0.6

Loss from continuing operations before income taxes	(1.9)	(2.7)	(2.4)	(2.2)

Income tax expense	(0.0)	(0.0)	(0.0)	(0.0)

Loss from continuing operations	(1.9)	(2.7)	(2.4)	(2.2)

Loss from discontinued operations	(0.0)	(0.5)	(0.0)	(0.2)

Net loss	(1.9)	(3.2)	(2.4)	(2.4)

(1)	Revenues less cost of sales.

Quarter Ended November 1, 2008 and Quarter Ended November 3, 2007

Revenues for the quarter ended November 1, 2008 decreased to $287.3 million from $298.7 million for the quarter ended November 3, 2007.  The $11.4 million decrease in revenues was mainly attributable to a reduction in the number of corporate stores from 104 at November 3, 2007 to 93 at November 1, 2008, and a 0.8% decline in same store sales, partially offset by an increase in wholesale food distribution revenues.

Wholesale food distribution revenues for the quarter ended November 1, 2008 increased to $59.3 million, or 20.6% of total revenues, from $52.2 million, or 17.5% of total revenues, for the quarter ended November 3, 2007.  The increase in the wholesale food distribution revenues was primarily attributable to the addition of three new wholesale accounts during fiscal year 2009, as well as conversion of certain corporate stores to independent customers.

Gross Profit

Gross profit was $72.4 million, or 25.2% of revenues, for the quarter ended November 1, 2008 compared to $79.8 million, or 26.7% of revenues, for the quarter ended November 3, 2007.  The decrease is the result of decreased sales due to store closings, declining customer counts due, at least in part, to apparent trip consolidation, and erosion of margins due to certain departments’ cost inflation outpacing price inflation (such as produce, where cost increases can not be included in retail prices due to customer sensitivity).  In response to the increasing competition in the marketplace, we increased advertised sale items in an attempt to increase sales volume during the quarter ended November 1, 2008 that resulted in decreased margins on certain products and ultimately a decrease in gross profit.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended November 1, 2008 were $76.3 million, or 26.6% of revenues, compared to $83.3 million, or 27.9% of revenues, for the quarter ended November 3, 2007.  The decrease in selling and administrative expenses is comprised of decreases in payroll and employee related benefits of $3.0 million, insurance of $1.2 million, depreciation and amortization expense of $1.0 million (see below), utilities expense of $0.8 million, rental expense of $0.7 million, and bad debt expense of $0.4 million.  The aforementioned decrease in selling and administrative expenses were mainly driven by the closure of stores as detailed above and completion of unfiled Securities and Exchange Commission reports as of April 2008, resulting in a decrease in professional fees and outside services.

Depreciation and Amortization

Depreciation and amortization expense was $5.7 million, or 2.0% of revenues, for the quarter ended November 1, 2008 compared to $6.7 million, or 2.3% of revenues, for the quarter ended November 3, 2007.  The decrease in depreciation and amortization during the quarter ended November 1, 2008 was primarily due to an $11.0 million write-down of intangible assets in conjunction with the recognition of benefits attributable to pre-reorganization net operating loss carryforwards for prior years and a reduction in depreciation related to the closure of the bakery in January 2008, as well as a decrease in gross depreciable assets.

Loss on Store Closings (including asset impairment)

Loss on store closings was $0.1 million or less than 0.1% of revenues, for the quarter ended November 1, 2008.  The asset impairment charges were mainly attributed to the write-down of closed store assets held for sale.

Operating Loss

Operating loss for the quarter ended November 1, 2008 was $3.1 million, or 1.1% of revenues, compared to the operating loss of $3.3 million, or 1.1% of revenues, for the quarter ended November 3, 2007.

Reorganization and Other Expenses

Reorganization expense for the quarter ended November 1, 2008 was $0.2 million, or 0.1% of revenues, compared to $2.8 million, or 0.9% of revenues, for the quarter ended November 3, 2007.  They consist primarily of professional fees.

Loss from Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes for the quarter ended November 1, 2008 was $5.5 million, or 2.0% of revenues, compared to a loss from continuing operations of $8.1 million, or 2.7% of revenues, during the quarter ended November 3, 2007.  The $2.4 million decrease in loss from continuing operations before income taxes is primarily due to a decrease in reorganization and other selling and administrative expenses as a result of decreased professional fees, offset by gross profit rate erosion.

Net Loss

Net loss for the quarter ended November 1, 2008 was $5.6 million, or 1.9% of revenues, compared to a net loss of $9.6 million, or 3.2% of revenues, during the quarter ended November 3, 2007.

Year to Date Ended November 1, 2008 and Year to Date Ended November 3, 2007

Revenues

Revenues for the year to date ended November 1, 2008 decreased to $881.2 million from $914.7 million for the year to date ended November 3, 2007.  The $33.5 million decrease in revenues was mainly attributable to a reduction in the number of corporate stores from November 3, 2007 to November 1, 2008, a 1.3% decline in same store sales, partially offset by an increase in wholesale food distribution revenues.

Wholesale food distribution revenues for the year to date ended November 1, 2008 increased $15.9 million, or 8.9%, to $172.6 million, or 19.6% of total revenues, from $156.7 million, or 16.9% of total revenues, for the year to date ended November 3, 2007.  The increase in the wholesale food distribution revenues was primarily attributable to the addition of three new wholesale accounts during fiscal year 2009, as well as the conversion of certain corporate stores to independent customers.

Gross Profit

Gross profit was $225.4 million, or 25.6% of revenues, for the year to date ended November 1, 2008 compared to $244.7 million, or 26.8% of revenues, for the year to date ended November 3, 2007.  The decrease is the result of decreased sales due to store closings, declining customer counts due to apparent trip consolidation and erosion of margins due to certain departments’ cost inflation outpacing price inflation (such as produce, where cost increases can not be included in retail prices due to customer sensitivity).  In response to the increasing competition in the marketplace, we increased advertised sale items in an attempt to increase sales volume during the year to date ended November 1, 2008 that resulted in decreased margins on certain products and ultimately a decrease in gross profit.

Selling and Administrative Expenses

Selling and administrative expenses for the year to date ended November 1, 2008 were $238.0 million, or 27.0% of revenues, compared to $253.0 million, or 27.7% of revenues, for the year to date ended November 3, 2007.  The decrease in selling and administrative expenses is comprised of decreases in payroll and employee related benefits of $8.0 million, depreciation and amortization expense of $3.3 million (see below), property taxes and rent expense of $2.1 million, insurance of $1.5 million, and utilities expense of $1.1 million, offset by increases in advertising expense of $0.7 million and professional fees of $0.7 million.  The decreases in selling and administrative expenses were mainly driven by the closure of stores as detailed above.

Depreciation and Amortization

Depreciation and amortization expense was $17.1 million, or 1.9% of revenues, for the year to date ended November 1, 2008 compared to $20.4 million, or 2.2% of revenues, for the year to date ended November 3, 2007.  The decrease in depreciation and amortization during the year to date ended November 1, 2008 was primarily due to an $11.0 million write-down of intangible assets in conjunction with the recognition of benefits attributable to pre-reorganization net operating loss carryforwards for prior years and a reduction in depreciation related to the closure of the bakery in January 2008, as well as a decrease in gross depreciable assets.

Loss on Store and Distribution Center Closings (including asset impairment)

For the year to date ended November 1, 2008, the Company recorded a loss on store closings (including asset impairment) of $4.0 million, or 0.5% of revenues, representing the net present value of the remaining lease rentals associated with its closed stores of $0.8 million and asset impairment charges of $3.2 million.  The asset impairment charges were mainly attributed to the write-down of closed store assets.  A loss of $2.0 million, or 0.2% of revenues, representing the net present value of the remaining lease payments associated with our closed distribution centers, was incurred for the year to date ended November 3, 2007.

Operating Loss

Operating loss for the year to date ended November 1, 2008 was $13.8 million, or 1.6% of revenues, compared to the operating loss of $7.9 million, or 0.8% of revenues, for the year to date ended November 3, 2007.

Reorganization and Other Expenses

Reorganization expense for the year to date ended November 1, 2008 was $0.4 million, less than 0.1% of revenues, compared to $4.9 million, or 0.6% of revenues, for the year to date ended November 3, 2007.  This expense consists primarily of professional fees.

Loss from Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes for the year to date ended November 1, 2008 was $20.9 million, or 2.4% of revenues, compared to a loss from continuing operations of $19.7 million, or 2.2% of revenues, during the year to date ended November 3, 2007.  The $1.2 million increase in loss from continuing operations before income taxes is primarily due to a decrease in gross profit of $19.3 million and an increase in loss on store and distribution center closings of $2.0 million, offset by decreases in selling and administrative expenses of $15.0 million, and reorganization and other expenses of $4.6 million.

Loss from Discontinued Operations

Loss from discontinued operations for the year to date ended November 1, 2008 was $0.1 million, or less than 0.1% of revenues, compared to a loss from discontinued operations of $2.1 million, or 0.2% of revenues, during the year to date ended November 3, 2007.  The decrease in the loss from discontinued operations for the year to date ended November 1, 2008 to November 3, 2007 is a result of the bakery generating operating losses during the first nine months of fiscal year 2008 versus the closure of the bakery in January 2008, resulting in no operations during the first nine months of fiscal year 2009.

Net Loss

Net loss for the year to date ended November 1, 2008 was $21.4 million, or 2.4% of revenues, compared to a net loss of $21.9 million, or 2.4% of revenues, during the year to date ended November 3, 2007.

Liquidity and Capital Resources

Overview

As of November 1, 2008, we had cash and cash equivalents of $32.9 million and total debt outstanding of $61.1 million (consisting of $17.0 million in a revolving credit facility, $6.0 million in a term loan facility, $25.1 million in a supplemental real estate credit facility, $3.9 million in mortgages payable, and $9.1 million in capital lease obligations).  We also have the ability to draw down our revolving credit facilities, subject to borrowing base restrictions.  As a result of the amendment to the credit facilities on October 10, 2008, the revolving credit commitments were reduced from $130 million to $100 million.  We note, however, that as a result of the calculation of our asset borrowing base of collateral, the revolving credit available to borrow is significantly lower than $100 million.  As of November 1, 2008, the excess revolver availability, net of outstanding letters of credit, is $31.2 million.  We are required to maintain a minimum of $27.5 million in excess revolver availability in order to avoid triggering certain financial covenants included within the credit facilities.  As of November 1, 2008, we were above that minimum requirement by $3.7 million.  To date, our excess revolver availability under the credit facility has exceeded the minimum availability amount of $27.5 million.

A number of developments during the year to date ended November 1, 2008, have had a significant impact on our current liquidity and are expected to impact our liquidity in the future.

As discussed in Note 12 to the unaudited financial statements in Form 10-Q on September 10, 2008, we entered into a definitive procurement agreement transaction with a supplier to provide us with significant additional procurement services.  The closing of the new agreement on October 12, 2008, resulted in an immediate infusion of cash of approximately $35.5 million.  Approximately $15.5 million of this amount was used to reduce accounts payable to our warehouse vendors following the transaction.  The remaining $20.0 million in net cash proceeds from the transaction is considered as collateral for the borrowing base calculation as of November 1, 2008; however, the decrease in our inventory as a result of the transaction led to a decrease in the availability on our revolving credit facility of approximately $18.0 million.  Therefore, the immediate net impact of the transaction did not significantly change our cash availability.  We currently anticipate an improvement in our future gross profit as a result of this transaction, which we expect will improve our working capital position and gross margins over the next fiscal year.

During the year to date ended November 1, 2008, we have recognized cash inflows of approximately $5.1 million related to the sale of assets, primarily fixed assets and pharmacy scripts (see Note 8 to the unaudited financial statements in Form 10-Q).  As the Company continues to strategically assess its assets, we may dispose of certain additional assets in the future.  We expect that these assets would generate additional cash inflows, however asset dispositions can also reduce collateral in the borrowing base calculation, which may result in reduced availability under the current credit facilities.

Based on the foregoing, we believe that our existing cash on hand, available borrowings under our credit facilities, and other sources of cash will be sufficient to satisfy our currently anticipated cash requirements for at least the next 12 months.  However, we cannot be certain that future events or developments, including, but not limited to, customer trip consolidation, decreased customer counts, continued economic and financial volatility, and the inability to extend or obtain current or new financing, will not change that assessment.

Financial Results

Operating Activities

Cash provided by operating activities for the year to date ended November 1, 2008 was $13.0 million as compared to cash used in operating activities of $12.5 million for the year to date ended November 3, 2007.  For the year to date ended November 1, 2008, we incurred a net loss of $21.4 million, adjustments for non cash items of $18.8 million, and a net increase in operating net assets of $15.8 million.  For the year to date ended November 3, 2007, we incurred a net loss of $21.9 million, adjustments for non-cash items of $22.4 million and a net decrease in operating net assets of $13.1 million.

Investing Activities

Cash used in investing activities for the year to date ended November 1, 2008 and November 3, 2007 was $0.2 million and $3.1 million, respectively.  The $2.9 million decrease was due to increased proceeds from the sale of fixed assets ($5.1 million as compared to $1.9 million) partially offset by increased capital expenditures ($5.3 million as compared to $4.9 million).

Financing Activities

Cash used in financing activities for the year to date ended November 1, 2008 and November 3, 2007 was $1.0 million and $2.4 million, respectively.  The $1.4 million decrease was due to borrowings against our revolving line of credit during the period ending November 1, 2008.

Borrowings

On April 13, 2005, upon emergence from Chapter 11 proceedings, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130.0 million revolving credit facility and a $6.0 million term loan.  Also on April 13, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for term loan borrowings of up to $28.0 million.  Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.  Interest rates on borrowings under the revolving credit facility vary depending upon the amount of availability.  At November 1, 2008, outstanding borrowings under both facilities aggregated $51.8 million.  At such date, availability in excess of outstanding borrowings and letters of credit was approximately $31.2 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all of our assets, subject to first liens on certain properties by other lenders.  Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests and a second lien on substantially all of our remaining assets.  At November 1, 2008, we had stand-by letters of credit of approximately $40.0 million.  Many of these stand-by letters of credit were required upon emergence from bankruptcy and as a result of our inability to file financial statements.

Provisions of both credit facilities, among other things, require the maintenance of certain financial covenants (when availability under the credit facilities is less than $27.5 million for four consecutive days or less than $25 million for any one day), and limit the amount of capital expenditures, our assumption of additional debt and our payment of dividends.  At no time through November 1, 2008 had we been subject to compliance with these financial covenants because the amount available for borrowing had not dropped to these levels.  However, had such an event occurred, we would not have been in compliance with the financial covenants and would have been in default under the terms of the loan agreement at November 1, 2008.

Pursuant to our plan of reorganization, we entered into a collateral trust agreement with the collateral trustee in connection with the secured trade lien program.  The secured trade lien program is with certain of our vendors and allows us to maintain trade terms.

On December 26, 2006, August 1, 2007 and January 30, 2008, both the revolving credit and term loan facility and the supplemental real estate credit facility were amended to permit the disposal of assets in connection with the closing of certain stores.  In March 2008, the maturity date of both facilities was extended to at least April 13, 2009.  On October 10, 2008, the Company entered into an amendment to its credit facilities that provided consent of the lenders to the entry by the Company into a supply agreement with a third party on September 10, 2008 (see Note 12). In addition, the amendment provided for a reduction in the revolving credit commitments to $100 million, which is expected to result in a reduction of commitment fees.  See Note 7 to the financial statements included in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008 for additional information.

We also have $3.9 million of borrowings under mortgages secured by three related properties as of November 1, 2008.

Certain Contingencies

The United States Attorney Office for the Northern District of New York (the “USAO”) and the Securities and Exchange Commission (“SEC”) have been conducting investigations relating to the Company’s promotional allowance practices and policies.  Such investigations began prior to the Company’s emergence from bankruptcy in April 2005.  The Company has been cooperating with these investigations and has produced documents and made Company employees available for interviews as requested.

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

On September 17, 2007, the SEC filed civil fraud charges against the Company’s former Chief Marketing Officer and former Vice President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company’s income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. These officers had been terminated by the Company in February 2006 following an interim report to the Audit Committee on the findings of an internal investigation.  The SEC's complaint further alleges that the individuals deceived the Company’s accounting personnel to carry out their fraudulent scheme and aided and abetted the Company’s violations of the Securities Exchange Act of 1934 and rules thereunder. In addition, on the same date, the USAO announced that a federal grand jury has returned an indictment against the above-mentioned individuals on related criminal charges. Both the SEC and the USAO have indicated that their investigations are continuing.  The Company has incurred significant legal costs associated with these matters to date and expects to continue to do so.  These costs are recorded in selling and administrative expenses as incurred and are expected to increase in the next several periods unless and until the matters are resolved.

On September 30, 2008, the Company reached a settlement with the SEC with respect to the Commission’s investigation into the Company’s accounting practices and policies during a time period from fiscal year 2000 through fiscal year 2003, prior to the Company's emergence from bankruptcy in April 2005.  Without admitting or denying the allegations in the Commission’s complaint, the Company agreed to settle the charges by consenting to a permanent injunction against any future violations of the federal securities laws. The SEC imposed no fines or monetary penalties on the Company. As part of the settlement, the Company has hired an independent examiner who will provide annual reports to the SEC, the USAO and the Company’s board on, among other things, the Company’s promotional-allowance internal controls and financial reporting. The examiner will serve for three years.  Other settlement terms included the Company’s consent to reform its internal controls and policies and procedures related to promotional allowances, as well as implementation of a telephone hotline for associates and vendors to anonymously notify the company of misconduct related to promotional allowances.

On October 28, 2008, the Company entered into a non-prosecution agreement with the USAO.  Under the agreement, the USAO has agreed not to prosecute the Company for any crimes committed by its employees between 2001 and 2004 relating to the matters that were the subject of the USAO’s previously announced investigation of, among other things, the Company’s accounting policies, practices and related conduct.  The USAO’s obligations under the agreement are subject to a number of conditions, including the Company’s:

•	acceptance of responsibility for the conduct of its employees between 2001 and 2004;

•
adoption of the remedial measures required under, and compliance with the terms of, the previously announced settlement of the SEC’s investigation of the Company, including its compliance with specified federal securities laws; and

•	provision of full cooperation to the USAO and Federal Bureau of Investigation with respect to their ongoing investigations through the conclusion of any and all related criminal trials.

If the USAO determines that the Company has deliberately given false, incomplete or misleading information under the agreement, or if the Company commits a crime or otherwise knowingly, intentionally and materially violates any provision of the agreement, then the Company may be subject to prosecution for any federal criminal violation of which the USAO has knowledge, including any federal criminal violation relating to the matters subject to the USAO’s investigation. The Company agreed that any such prosecutions that are not time-barred by the applicable statue of limitations on the date of the agreement may be commenced against the Company notwithstanding the expiration of the statute of limitations after the date of the agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at November 1, 2008 was $51.8 million with a weighted average interest rate of 11.6%.  A 1.0% change in interest rates would impact pre-tax income by $0.5 million based on the debt outstanding at November 1, 2008.  In addition to the variable rate debt, we had $3.7 million of fixed rate debt outstanding at November 1, 2008 with a weighted average interest rate of 6.6%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Based on their current observations, members of management, with input, where appropriate, from members of the audit committee, have concluded that our disclosure controls and procedures were effective as of November 1, 2008 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control Over Financial Reporting

There have been no changes during the quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our estimates and measurement of pension obligations, net periodic benefit cost and minimum funding requirements for defined benefit plans are subject to market volatility that can result in significant variances between estimated and actual results.

The determination of our single employer noncontributory defined benefit pension plans’ pension obligation and net periodic benefit cost is dependent, in part, on Management’s selection of certain assumptions used by our actuaries in calculating these amounts on an annual basis.  These assumptions include the weighted average discount rate at which obligations can effectively be settled, the expected long-term rate of return on assets and certain employee related factors, such as, retirement age and mortality.

We believe that our current assumptions used to estimate plan obligations and annual expense are appropriate; however, as current economic conditions have been, and continue to be volatile, with the recent month reaching unprecedented levels, differences between actual results and expected results based on certain of our previous assumptions could lead to changes that materially affect our pension obligations in the Consolidated Balance Sheets and our future expense in the Consolidated Statement of Operations.  Actual results that differ from our Company’s assumptions are accumulated and amortized over future periods into the Consolidated Statement of Operations.  Also, the amount of contributions made to our single employer noncontributory benefit plans will be affected by the performance of investments made by the plans, the extent to which trustees of the plans reduce the costs of future service benefits, minimum funding requirements required by ERISA and the Pension Protection Act of 2006.

ITEM 2.	LEGAL PROCEEDINGS

As previously reported, The United States Attorney for the Northern District of New York (the “USAO”) and the SEC had been conducting investigations relating to the Company’s promotional allowance practices and policies.  Such investigations began prior to the Company’s emergence from bankruptcy in April 2005.  The Company was cooperating with these investigations and had produced documents and made Company employees available for interviews as requested.

On September 30, 2008, the Company reached a settlement with the SEC with respect to the Commission’s investigation into the Company’s accounting practices and policies during a time period from fiscal year 2000 through fiscal year 2003, prior to the Company's emergence from bankruptcy in April 2005.  Without admitting or denying the allegations in the Commission’s complaint, the Company agreed to settle the charges by consenting to a permanent injunction against any future violations of the federal securities laws.  The SEC imposed no fines or monetary penalties on the Company.  As part of the settlement, the Company has hired an independent examiner who will provide annual reports to the SEC, the USAO and the Company’s board on, among other things, the Company’s promotional-allowance internal controls and financial reporting.  The examiner will serve for three years.  Other settlement terms included the Company’s consent to reform its internal controls and policies and procedures related to promotional allowances, as well as implementation of a telephone hotline for associates and vendors to anonymously notify the company of misconduct related to promotional allowances.

On October 28, 2008, the Company entered into a non-prosecution agreement with the USAO.  Under the agreement, the USAO has agreed not to prosecute the Company for any crimes committed by its employees between 2001 and 2004 relating to the matters that were the subject of the USAO’s investigation of, among other things, the Company’s accounting policies, practices and related conduct.  The USAO’s obligations under the Agreement are subject to a number of conditions, including the Company’s:

•	acceptance of responsibility for the conduct of its employees between 2001 and 2004;

•
adoption of the remedial measures required under, and compliance with the terms of, the previously announced settlement of the Securities and Exchange Commission’s investigation of the Company, including its compliance with specified federal securities laws; and

•	provision of full cooperation to the USAO and Federal Bureau of Investigation with respect to their ongoing investigations through the conclusion of any and all related criminal trials.

If the USAO determines that the Company has deliberately given false, incomplete or misleading information under the agreement, or if the Company commits a crime or otherwise knowingly, intentionally and materially violates any provision of the agreement, then the Company may be subject to prosecution for any federal criminal violation of which the USAO has knowledge, including any federal criminal violation relating to the matters subject to the USAO’s investigation. The Company agreed that any such prosecutions that are not time-barred by the applicable statue of limitations on the date of the agreement may be commenced against the Company notwithstanding the expiration of the statute of limitations after the date of the agreement.

ITEM 6.	EXHIBITS

The following are filed as Exhibits to this Report:

Exhibit No.	Description

10.1	Amended and Restated Penn Traffic Company Supply Agreement, dated September 10, 2008, between The Penn Traffic Company and C&S Wholesale Grocers, Inc.

10.2
Fifth Amendment, Acknowledgment and Consent to Credit Agreement, dated as of October 10, 2008, by and among The Penn Traffic Company, various of its subsidiaries, General Electric Capital Corporation as agent and lender, and the other lenders party thereto.

10.3	Acknowledgment and Consent, dated as of October 10, 2008, by and among The Penn Traffic Company, various of its subsidiaries and Kimco Capital Corp.

10.4	Non-Prosecution Agreement, dated October 28, 2008, between The Penn Traffic Company and the U.S. Attorney’s Office for the Northern District of New York.

31.1	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of CEO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Press Release, dated December 11, 2008.

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