Form 10-K
period 2009-01-31
PENN TRAFFIC CO
filed 2009-04-21
CIK 77155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from____________ to _____________

Commission file number: 0-8858

THE PENN TRAFFIC COMPANY
(Exact name of registrant as specified in its charter)

Delaware	25-0716800
(State of incorporation)	(IRS Employer Identification No.)

1200 State Fair Blvd., Syracuse, New York 13221-4737	(315) 453-7284
(Address of principal executive offices, including zip code)	(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐           NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
YES ☐           NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒           NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒           NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☒

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was approximately $20,840,480 as of August 2, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES ☒            NO ☐

Common Stock, par value $.01 per share 8,641,676 shares outstanding as of April 21, 2009

FORM 10-K INDEX

			PAGE
PART I.

Item	1.	Business	4

Item	1A.	Risk Factors	10

Item	1B.	Unresolved Staff Comments	14

Item	2.	Properties	14

Item	3.	Legal Proceedings	14

Item	4.	Submission of Matters to a Vote of Security Holders	15

PART II.

Item	5.	Market for Registrant’s Common Equity, Related Stockholder
		Matters and Issuer Purchases of Equity Securities	16

Item	6.	Selected Financial Data	18

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	31

Item	8.	Financial Statements and Supplementary Data	32

Item	9.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	61

Item	9A.	Controls and Procedures	61

Item	9B.	Other Information	62

PART III.

Item	10.	Directors, Executive Officers and Corporate Governance	62

Item	11.	Executive Compensation	62

Item	12.	Security Ownership of Certain Beneficial Owners and Management and
		Related Stockholder Matters	62

Item	13.	Certain Relationships and Related Transactions and Director Independence	62

Item	14.	Principal Accountant Fees and Services	62

PART IV.

Item	15.	Exhibits and Financial Statement Schedules	63

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K, including without limitation, statements included in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact, are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  These forward-looking statements include statements relating to our anticipated financial performance and business prospects.  Statements preceded by, followed by or that include words such as “believe”, “anticipate”, “estimate”, “expect”, “could”, “may”, and other similar expressions are to be considered such forward-looking statements.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as:  general economic and business conditions, economic and competitive uncertainties, our ability to improve operating performance and effectuate business plans; our ability to operate pursuant to the terms of our credit facilities and to comply with the terms of our lending agreements or to amend or modify the terms of such agreements as may be needed from time to time; our ability to generate cash; our ability to attract and maintain adequate capital; our ability to refinance our indebtedness; increases in prevailing interest rates; our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; competition, including increased capital investment and promotional activity by our competitors; availability, location and terms of sites for store development; the successful implementation of our capital expenditure program; labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to our sponsored pension plans; the result of our pursuit of strategic alternatives; our ability to pursue strategic alternatives; changes in strategies; changes in generally accepted accounting principles; adverse changes in economic and political climates around the world, including terrorist activities and international hostilities; and the outcome of pending, or the commencement of any new, legal proceedings against, or governmental investigations of us.  We caution that the foregoing list of important factors is not exhaustive.  Accordingly, there can be no assurance that we will meet future results, performance or achievements expressed or implied by such forward-looking statements, which are generally required to be publicly revised as circumstances change, and which we do not intend to update.

EXPLANATORY NOTE

This Annual Report on Form 10-K is for the fiscal year ended January 31, 2009, and except as expressly indicated otherwise, information in this report speaks as of such date. This report includes audited financial information for the 52-week periods ended January 31, 2009 and February 2, 2008, the 53-week period ended February 3, 2007, and the 41-week period ended January 28, 2006, unaudited financial information for the 11-week period ended April 16, 2005 and the fiscal year ended January 29, 2005, as well as management’s discussion of our results of operations since 2007.  This report does not include, and we have not otherwise filed or furnished to the SEC, audited financial information for the 11-week period ended April 16, 2005 or the fiscal year ended January 29, 2005.  As discussed further in this report, we emerged from Chapter 11 bankruptcy reorganization effective April 13, 2005.

PART I

ITEM 1.        BUSINESS

General

We are one of the leading food retailers in the northeastern United States.  We operate 83 stores in Pennsylvania, upstate New York, Vermont, and New Hampshire under the “Bi-Lo” (12 stores), “P&C” (48 stores), and “Quality” (23 stores) trade names.  We also operated a Wholesale food distribution business serving over 100 independent stores and other independent wholesale customers, which was sold in its entirety on December 21, 2008, to C&S Wholesale Grocers, Incorporated (“C&S”).  As a result of the sale of our Wholesale food distribution business during our fiscal year 2009 (the fiscal year ended January 31, 2009), our Retail food business is our sole operating segment as of January 31, 2009.  Our consolidated revenues from continuing operations for the fiscal year ended January 31, 2009, were approximately $872.3 million.  Our fiscal year ends each year on the Saturday closest to January 31.

Our Retail food business currently operates in communities with diverse economies and demographics.  We seek to generate high sales volume by offering a wide variety of branded, store-branded, and high-quality fresh products at competitive prices.  The average per store revenue in our continuing operations for the fiscal year ended January 31, 2009, was approximately $9.9 million.  Our stores are generally clustered geographically within our marketing area to help provide economies of scale in advertising, distribution and operations management.  We give ongoing attention to the décor and format of our stores and try to tailor our stores’ product mix to the preferences of the local communities served.  We have an ongoing remodeling plan in our target markets to modernize the appearance and layout of our existing stores.

Our stores offer a wide variety of fresh foods within our meat, seafood, produce, deli, and bakery departments.  Complementing our grocery, frozen food, and dairy offerings is a full line of health and beauty care and general merchandise items.  Many of our locations feature pharmacies and full-service floral departments which add convenience and value to our customers’ shopping experience.  Recently renovated stores and stores that have adopted our new “fresh” concept and décor include a “Wall of Value” display area featuring high-quality, value-oriented products with price comparison displays to help customers make informed, money-saving choices.  Our stores’ strong ties to their local communities, combined with a full service offering tailored to the local demographics of each store, help position the stores to meet customers’ needs for high-quality, fresh food products in a pleasant and clean retail environment.  Our stores have an average square footage of approximately 35,000 square feet, and are conveniently located and generally modern.

We operate four distribution warehouses that are each strategically located in the vicinity of the Company’s core store portfolio.  We maintain a full trucking fleet that delivers perishable and non-perishable goods to our stores.  As a result of an expanded procurement agreement with C&S beginning on October 12, 2008, substantially all retail inventory is supplied by C&S to our warehouses for distribution to our retail stores.  The inventory located in the distribution warehouses is owned by C&S and we do not take ownership of the inventory until it is shipped to our retail stores.

The Wholesale food distribution business, which was sold in December 2008, supplied independently operated stores with a wide variety of food and non-food products from our distribution centers in New York and Pennsylvania.  Customers of the Wholesale food distribution business were primarily located in upstate New York and western Pennsylvania.  Revenues for the Wholesale food distribution business during fiscal year 2009, for the period ended December 21, 2008, were approximately $204.3 million, which represented 17.9% of our revenues for the period, before being reclassified as discontinued operations in the consolidated financial statements as presented in Item 8.

The Penn Traffic Company was incorporated in the State of Delaware on April 22, 1992.  Our principal executive offices are at 1200 State Fair Boulevard, Syracuse, New York, 13221, telephone (315) 453-7284.

Operating Segments

Our business has historically been classified into two operating segments: Retail food business and Wholesale food distribution business.  On December 21, 2008, the Wholesale food distribution business was sold in its entirety to C&S, resulting in one remaining operating segment as of January 31, 2009.  As the Wholesale food distribution business was a part of our business for the majority of the fiscal year ended January 31, 2009, we have presented our historical operating segments below (in millions):

	Fiscal Year	Fiscal Year	Fiscal Year
	2009	2008	2007
Revenues:
Retail food business	$926.7	$1,001.0	$1,068.2
Wholesale food distribution business	204.3	210.1	217.3
Other	9.3	8.4	8.4
Less: discontinued operations (1)	(268.0)	(323.6)	(340.7)
Total revenues from continuing operations	$872.3	$895.9	$953.2

Operating income (loss):
Retail food business	$29.6	$32.5	$27.0
Wholesale food distribution business	7.3	6.0	3.6
Other	(58.8)	(53.7)	(47.4)
Less: discontinued operations (1)	(0.6)	(2.8)	(1.9)
Total operating loss from continuing operations	$(22.5)	$(18.0)	$(18.7)

Interest expense	$6.3	$5.7	$6.2
Reorganization and other expenses	0.5	5.4	1.0
Loss from continuing operations before income taxes	$(29.3)	$(29.1)	$(25.9)

(1)  Wholesale food distribution sales and costs are included in discontinued operations with certain retail stores closed during the fiscal year.  Wholesale food distribution amounts are presented above for informational purposes only and do not represent their classification for reporting purposes in the consolidated financial statements in Item 8.

Retail Food Business

We have identified and commenced the implementation of a two-tier strategy across all three trade names in order to segment our stores into two distinct formats, Conventional and Fresh, with a strong value orientation.  Our Conventional format offers many of the conveniences that our customers have grown to expect within a traditional supermarket.  Our Fresh format offers all of the features of our Conventional format, as well as an enhanced array of products, value-added services, and meal solutions that meet the needs of today’s more time-pressed shopper.

Our Fresh stores have unique features, including distinctively branded floral shops; expanded service offerings; cafés offering brick oven pizza; store-made subs, sandwiches, entrees, side dishes and high quality meal solutions; and expanded in-store bakeries offering a wide array of artisan breads and pastries.

We also offer a variety of our own private-label brands that focus on delivering exceptional consumer value. These private-label brands bear several labels and are available across all departments in our stores, from grocery, dairy, and frozen to health and beauty care and general merchandise.  Our store brands include Food Club, Full Circle, Valu Time, Top Care, and Paws, which offer our consumers a choice in value and consistency when compared to the national brands.  Recently, due in part to the ongoing economic downturn, we have focused on expanding our private-label offerings to our customers.  Sales of our private-label products as a percentage of total sales (“Private Label Penetration”) increased to 18.3% in fiscal year 2009, from 16.7% in fiscal year 2008.

Wholesale Food Distribution Business

As part of our Wholesale food distribution business, we licensed on a royalty-free basis the use of our “Riverside”, “Bi-Lo”, and “Big M” trade names to independently-owned supermarkets that, in turn, were required to maintain certain quality and other standards.  These licensed independent stores used us as their primary wholesaler and also received advertising, accounting, merchandising, and retail support services from us.  We also acted as a food distributor to other independent accounts.  We continue to receive rent from 15 of the licensed independent operators.  In addition to contributing to our operating results, our Wholesale food distribution business enabled us to leverage fixed and semi-fixed procurement and distribution costs over additional sources of revenue.

Transitional Services – Asset Purchase Agreement of Wholesale Food Distribution Business

As part of the multiple agreements associated with the Asset Purchase Agreement dated December 21, 2008, we will for a period of time continue to generate cash flows that are associated with the Wholesale food distribution business.  Specifically, under a transition services agreement, we have agreed to provide certain logistical services to the customers of our former Wholesale food distribution business for a period of one to three years following the sale.  In addition, under a third-party logistics agreement, we have agreed to provide certain administrative, transportation, warehousing, and distribution services to C&S for a period of at least two years following the transaction.

Store Operations and Development

During fiscal year 2009, we continued to focus our strategy on enhancing our return on net assets, evaluating our portfolio of retail stores and holdings, and repurposing or eliminating underperforming assets.  During the first quarter of fiscal year 2009, we sold one location to a non-competing business and closed five underperforming stores.  In the second quarter of fiscal year 2009, we sold three locations to independent operators and closed one underperforming store.  In the fourth quarter, we sold two locations to a competitor and closed eight underperforming stores. These disposals were made to eliminate unproductive assets from our store portfolio, which allows us to reallocate and focus our resources on our remaining stores.  We continually evaluate individual store performance in order to determine the appropriate portfolio of operating stores.

We also closed or sold 10 pharmacy locations during fiscal year 2009.  As part of our overall business strategy, we determined that these assets would create more value to our shareholders through closure or liquidation, by freeing up capital for other spending or capital structure management efforts.

The following table sets forth, for the periods indicated, our store dispositions, store development and remodeling activity and square footage:

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2009	2008	2007	2006
Number of Stores:
Opened	0	0	2	0
Closed	20	3	5	1
Major remodels	1	0	12	3
Minor remodels	6	9	5	9
Stores open at year end	83	103	106	109

Retail Square Footage:
Less than 30,000 SF	56	68	70	72
30,000 up to 41,999 SF	22	29	30	31
42,000 up to 51,999 SF	4	5	5	4
At least 52,000 SF	1	1	1	2
Total	83	103	106	109

We own 17 stores and lease the remaining stores through capital and operating leases.  We also recognized sub-lease rental revenue totaling $2.3 million during fiscal year 2009.

Major and Minor Store Remodels

During the first quarter of fiscal year 2009, our senior management enhanced our Fresh store format concept and completed our newest Fresh store, Cazenovia P&C Foods.  This Fresh concept is expected to become the basis for our future Fresh locations.  In addition, during fiscal year 2009 our senior management determined that certain of our stores would benefit from minor enhancements to their existing physical structure, enabling us to enhance the effectiveness of our marketing and merchandising program.  These enhancement efforts, or minor remodels, can include interior paint, décor, and other repairs, installation of new or used cases, or in some instances entire center store resets and refocused store-wide merchandising plans.

Store Management

Each of our stores is managed by a store manager and a co-manager.  Each receives a base salary and is eligible to receive a bonus based on his or her individual store’s overall performance and on meeting other established criteria.  The store manager and co-manager are supported by department and other store personnel who utilize their skills and training to provide exceptional customer service.  Each of our stores has individual department managers for grocery, meat, produce and, where applicable, bakery, service deli and full-service seafood.  Store managers report to one of six district managers, each of whom is responsible for an average of thirteen stores.

Customer Service

We consider customer service and customer confidence to be critical to the success of our business strategy.  Our strategy, to provide courteous and efficient customer service, is a focus of our senior management team and is embraced and implemented by employees at all levels of our company.

Restructuring/Re-engineering

Organizational Effectiveness and Efficiency

In May 2008, we engaged an outside consulting firm, Karabus Management (“Karabus”), whose expertise is in process re-engineering for the retail grocery industry, to assist us in re-engineering certain processes in the finance and operational accounting departments, and ultimately reduce costs.  The re-engineering performed in these departments resulted in streamlined processes that led to improved efficiencies through the introduction of technology and cost savings from a rightsizing of personnel.

The initial Karabus engagement also identified cost savings and other related opportunities for financial performance improvement in other departments in the organization.  As a result, during the summer of 2008 we expanded the Karabus engagement to include other areas within the organization, including operations at the store level (marketing/merchandising, supply chain, etc.), in order to further reduce costs within the organization.  Together, we have reviewed various costs (such as utilities, labor scheduling, shrink, etc.) and determined that certain areas of improvement exist.  We expect to realize additional efficiencies and cost savings during our fiscal year 2010 as a result of implementing these initiatives.

Merchandising

Our merchandising strategy is designed to create a comprehensive and satisfying shopping experience that focuses on customer value and service with a variety of quality products and conveniences.  Our management believes that this strategy fosters a loyal customer base and builds a reputation for providing quality and value across a variety of specialty departments.

Our stores carry a broad array of quality meats, produce and other perishables.  Additionally, many of our stores offer fresh fruit cut on site by an associate available to assist customers.  Our weekly advertisements, weekly flyers, in-store signage, and radio advertisements all emphasize the freshness and quality of our perishable products, notably meat, produce, bakery and deli offerings.  Our management believes today’s time-constrained customer appreciates the ability to one-stop shop and find a broad array of products, including time-saving prepared meals.  Accordingly, a core competency of our merchandising strategy is to design stores that offer a one-stop shopping experience.  To pursue this strategy, we include a variety of specialty departments, general merchandise, and health and beauty care products.

A selection of prepared foods and home meal solutions are featured at certain stores throughout the deli, bakery, and meat departments to provide customers with easy meal alternatives that can be enjoyed at home, at work, or in a sit-down café that is conveniently located near the deli department in newer stores.  Many stores offer daily selections of value-added fully prepared meal items, such as rotisserie chickens, pork, fried chicken, meat loaf, prepared salads and desserts.  The bakery offers an expanded selection of fresh baked cakes, pastries and self-serve donut and bagel selections.  We bake most items, including bread, cakes, donuts, and other pastries, fresh on site throughout each shopping day.  We also provide our customers with an expanded selection of frozen foods to meet increasing demands of convenience-minded shoppers   The floor plans of some of our newer stores feature a “power aisle” that includes an impressive run of specialty departments, such as produce, prepared foods, delicatessen, and bakery.

We intend to continue to increase sales of our private-label brands, which typically carry higher margins than comparable branded products.  We believe our current sales of private-label brand products represent a lower percentage of national branded sales when compared to some of our competitors.  Our private labels cover a broad range of products throughout the store, such as milk, bread, organic products, soft drinks, and canned goods.  The Company promotes its store brands through print advertisements and by displaying comparison pricing with national brands in large displays and on store shelf tags.  In addition to increasing margins, we believe that private-label brand sales help promote value and loyalty to the customers.

Our management seeks to maintain a reputation for providing consistently high levels of welcoming, friendly service, quality merchandise, savings opportunities, overall value, and a commitment to the neighborhoods and  communities we serve.  We employ various advertising and promotional strategies to reinforce the quality, value, and appeal of our products and services.  We promote these core values using all of the traditional advertising vehicles including radio, television, direct mail, newspaper, and sponsorship.  Further, our Wild Card Loyalty Program provides us with customer-specific shopping behavior data that enables us to identify, understand, and efficiently promote to shopper preferences.  This approach results in enhanced shopper satisfaction and loyalty.  During fiscal year 2009, we began offering WOW Buys, a controlled markdown program featuring exceptionally deep cut feature prices available to shoppers each week with every additional $10 purchase.  Our Top Shopper Rewards direct mail program introduced this year features a $5 savings reward contingent on a future $50 single order purchase total. These mailings also include more than a dozen vendor-funded cents-off coupons.  Both programs are designed to increase average order size while  rewarding our shoppers for continuing to choose our stores.   We also aggressively utilize Electronic Marketing Enterprise (“EME”) front-end technology to offer our own as well as vendor-funded “Instant Bonus Savings Deals” featuring added value or savings based on the shoppers’ purchase of bundled, multi-item promotional offers.  This  is also designed to increase items per basket and average order size while enhancing our value and savings image.

Purchasing and Distribution

In fiscal year 2008, we entered into an agreement with C&S facilitating the outsourcing of procurement of general merchandise and health and beauty care products.  Early in fiscal year 2009, we entered into another agreement with C&S to outsource the procurement of produce.  Later in fiscal year 2009, we amended the previous agreements and expanded the outsourcing arrangement to include virtually all procurement of warehouse product to C&S.  We continue to operate four distribution centers in New York and Pennsylvania to distribute our product to retail stores, and our personnel continue to receive, manage and transport product.  Warehouse inventory is the property of C&S until loaded and sealed onto delivery trucks.  In December 2008, we announced the sale of our Wholesale food distribution business to C&S.

These transactions have enabled us to focus strictly on our retail business, giving us purchasing power through C&S’s large volume discounts as well as access to additional variety of products, and provided a stronger financial platform for our future growth.  C&S will provide substantially all of our purchasing requirements for fiscal year 2010, with the exception of certain direct-store-delivery products including national branded beverages, snacks and bread products.  Historically, TOPCO Associates, Inc. (“TOPCO”), a national product purchasing cooperative comprised of 62 regional supermarket chains and other food distributors, has accounted for a large portion of our purchases; 18.3%, 16.7%, and 15.5% for fiscal years 2009, 2008, and 2007, respectively, including many of our staple private-label brands.  C&S now procures our requirements directly from TOPCO, maintaining continuity for our staple private-label brands.

Approximately three-fourths of the merchandise offered in our retail stores is distributed from our warehouses by our fleet of tractors, refrigerated trailers and dry trailers.  By continuing to utilize our centrally-located distribution facilities and trucking fleet, we continue to control our supply chain.  Our primary New York distribution facility is a leased 514,000 square foot dry grocery facility in Syracuse, New York.  We also lease a 241,000 square foot distribution center for perishable products in Syracuse.  Our primary Pennsylvania distribution facility is a leased 390,000 square foot dry grocery facility in DuBois, Pennsylvania.  We also lease a 195,000 square foot distribution center for perishable products in DuBois.  Penn Traffic reduces its overall distribution costs by capitalizing on back-haul opportunities (i.e., contracting to transport merchandise on return trips on trucks that would otherwise be empty after initial delivery).  Merchandise not delivered from our warehouses is delivered directly to the stores by manufacturers, distributors, vendor drivers, and sales representatives who deliver products such as beverages, snack foods, and bakery items.

During the early portion of fiscal year 2009, our management implemented a rigorous inventory management program focused on reducing on hand inventory, and specifically addressing the slower-moving items within our retail locations.  A detailed implementation plan was presented to our store management teams and their district managers to help ensure that all locations were able to meet inventory goals without impacting our ability to drive profitable sales growth.

Employees

Labor costs and their impact on product prices are important competitive factors in the supermarket industry.  As of January 31, 2009, we had approximately 6,200 total employees, of which approximately 5,800 were hourly and 400 were salaried.  Our management announced a salary freeze for all salaried personnel, excluding non-union store management personnel, for fiscal year 2010 and a mandatory one-week furlough for all non-union workers.  These measures are intended to better prepare the Company as the uncertainty surrounding the overall economy continues.  We are continuing to analyze other alternatives to contain and reduce our costs of doing business.

Approximately 87.3% of our employees are unionized, with 5,038, or 92.7%, of our unionized employees being members of the United Food and Commercial Workers (“UFCW”) union. An additional 7.3% of our union employees belong to the International Brotherhood of Teamsters (“Teamsters”). Approximately 12.7% of our employees are not members of a collective bargaining unit.  We are party to fourteen collective bargaining agreements with locals of the UFCW and Teamsters.  The Company successfully negotiated four collective bargaining agreements during fiscal year 2009.  As of January 31, 2009, six bargaining agreements are scheduled to expire during the next 12 months.  We believe our relations with our employees and their unions are generally good.

Competition

The food retailing business is highly competitive, generally characterized by narrow profit margins, and may be affected by general economic conditions and trends.  The number of competitors and the degree of competition encountered by our stores vary by location.  Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of and increases in food offerings by many types of retailers, including specialty grocers, drug and convenience stores, gas stations, national general merchandisers and discount retailers, warehouse stores, and super centers.  We compete with several multi-regional, regional and local supermarket chains, convenience stores, stores owned and operated and otherwise affiliated with large food wholesalers, unaffiliated independent food stores, warehouse clubs, discount drug store chains, discount general merchandise chains, “supercenters” (combination supermarket and general merchandise stores), and other retailers.  We anticipate continued format innovation during fiscal year 2010.

Seasonality

Our supermarket business is subject to slight seasonal variances due to the influence of major holidays as well as winter and summer tourism.  Our stores near Lakes Erie and Ontario as well as Central New York’s Finger Lakes region benefit from summer tourism.  Several of our stores located near ski and winter sports attractions benefit from winter tourism trade.  Sales are traditionally lower in our first quarter with a slight lift related to the Easter holiday.  In the second and third quarters, sales are affected by tourism at certain locations, with Memorial Day and July Fourth holidays also providing opportunities for sales increases.  Our fourth quarter sales are typically higher as a result of Thanksgiving and Christmas.

Government Regulation

Our food and drug business requires us to hold various licenses and to register certain of our facilities with state and federal health, drug and alcoholic beverage regulatory agencies.  By virtue of these licenses and registration requirements, we are obligated to observe certain rules and regulations.  A violation of such rules and regulations could result in a suspension or revocation of these licenses or registrations, which could require us to close the affected stores until the violation is remedied.  Most of our licenses require periodic renewals.  We have experienced no material difficulties with respect to obtaining, retaining, or renewing our licenses and registrations.

Available Information

We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

You may read and copy our filings at the Public Reference Room of the SEC, Room 1024, located at 100 F Street NE, Washington, D.C. 20549.  You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the IDEA (Interactive Data Electronic Applications) System, available on the SEC’s website (www.sec.gov).

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

The supermarket industry is highly competitive and characterized by high inventory turnover, high capital intensity and narrow profit margins.  The number and type of competitors vary by location and include:

•	multi-regional and regional supermarket chains;
•	independent and specialty grocers;
•	value-oriented stores offering private label goods and other low-cost offerings;
•	drug and convenience stores; and
•	“alternative format” food stores, such as specialty food stores, retail drug stores, national general merchandisers and discount retailers, membership clubs, warehouse stores, and supercenters.

Our principal competitors include national and regional supermarket chains, which compete with us on the basis of location, quality of products, service, price, product variety, and store condition.  Increasingly competitive markets have generally made it difficult for grocery store operators to achieve comparable store sales gains, while “Every Day Low Price” (“EDLP”) and other value-oriented competitors make it difficult to pass along food price increases as price adjustments.  Because sales growth has been difficult to attain, our competitors have attempted to maintain market share through increased levels of promotional activities, discount pricing, and private label offerings, creating a more difficult environment in which to consistently increase year-over-year sales gains.

In addition, most of our “traditional” and "nontraditional" competitors are not unionized and have lower labor costs, which allow them to take measures that could adversely affect our competitive position.

We face increased competitive pressure in a number of our markets from existing competitors and from the threatened entry by one or more major new competitors.  Some of our competitors have greater financial resources and have less indebtedness than we have, and could use these resources to take measures which could adversely affect our competitive position.

Our business, financial condition, or results of operations could be adversely affected by competitive factors, including product mix and pricing changes that may be made in response to competition from existing or new competitors.  From time to time, the relative strength of our competitors can change depending on prevailing market conditions.

Our business and results of operations may be sensitive to economic conditions that impact consumer spending.

Our business and results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending.  Future economic conditions affecting disposable consumer income such as employment levels, energy prices, business conditions, interest rates, inflation, and tax rates could reduce consumer spending or cause consumers to shift their spending away from our product quality and service offering to a more focused price-based offering.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.  We are also subject to increases in interchange fees charged to us for accepting debit and credit cards.  The increased use of these forms of payment and increases in the fees charged to us could have an impact on our earnings.

We may experience significant fluctuations in our comparable store sales.

Our comparable store sales in the future could fluctuate or be lower than our historical average for many reasons, including general economic trends, increased competition, price changes in response to competitive factors, shifts in demographic patterns and local economic conditions, changes in traffic patterns, and possible supply shortages.  Our results of operations may be materially impacted by fluctuations in our comparable store sales as it becomes more difficult to leverage expenses at a lower level of sales.

Our stores are concentrated in the Northeastern United States, making us susceptible to economic downturns, natural disasters and other adverse conditions or catastrophic events in that region.

Our stores are located in Pennsylvania, upstate New York, Vermont, and New Hampshire.  As a result, we are vulnerable to economic downturns in those areas, in addition to those that may affect the country as a whole, as well as natural and other catastrophic events that may impact these regions.  Changes in economic conditions within our operating regions, including demographics and employment conditions, may adversely affect our sales and earnings.  We may be adversely affected by these events to a greater extent than our competitors whose operations extend outside of these regions.  These events may adversely affect our sales, which may lead to lower earnings and may also adversely affect our future growth and expansion.

Changes in vendor promotions or allowances, including the way vendors target their promotional spending, and our ability to effectively manage these programs, could significantly impact our margins and profitability.

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

Covenants in the documents governing our outstanding or future debt, including our credit facilities, or our future debt levels, could limit our operating and financial flexibility.  Our ability to respond to market conditions and opportunities as well as capital needs could be constrained by the degree to which we are leveraged, by changes in our availability or cost of capital, and by contractual limitations on the degree to which we may, without the consent of our lenders, take actions such as engaging in mergers, acquisitions or divestitures, incurring additional debt, making capital expenditures, rationalizing underperforming assets and making investments, loans or advances.  If needs or opportunities were identified that would require additional financial resources, obtaining those additional resources could increase our borrowing costs, further reduce financial flexibility, require alterations in our strategies and affect future operating results.  Additionally, particularly given the current uncertainty in the credit markets, there is no guarantee that we would be able to acquire additional financial resources, or to refinance existing debt, on terms that are acceptable to us.

A significant portion of our employees are covered under collective bargaining agreements.  Our relationships with our employees and their unions, including the possibility of labor disputes or work stoppages in connection with future negotiations, could have an adverse impact on our financial results.

Labor costs, which are largely an extension of the results of collective bargaining negotiations with our unions, traditionally have had a significant impact upon the pricing of our products in the highly-competitive supermarket industry.  Of our hourly workforce, 94% are members of unions.  All salaried employees and 6% of our hourly workforce are not members of a collective bargaining unit.

Because we are party to fourteen collective bargaining agreements, with six collective bargaining agreements expiring in fiscal year 2010, it is anticipated that the unions which are parties to these agreements will seek improvements for their members with respect to, among other things, healthcare benefits, pension benefits, and wage rates.  As a result, operating costs concerning our unionized employees may increase over the next several years.  Further, our ability to control pension costs will be impacted by the performance of the stock market and the Pension Protection Act of 2006, which might require additional funding costs into the multi-employer pension plans into which we contribute.

We may experience technology failures which could have a material adverse effect on our business.

We use large, complex information technology systems that are important to our business operations.  Although we have a disaster recovery plan and have installed security programs and procedures, the security of our technology systems could be compromised and technology failures and system disruptions could occur.  Any of these events could cause us to incur significant costs, including payments to third parties for damages.

Losses as a result of our owning, leasing and developing real estate may impair our ability to focus on and expand our core business as desired.

As a result of our real estate holdings and leases, we are subject to varying degrees of risk and liability generally incident to the ownership, use and development of real estate.  These risks and liabilities include, among other things:

•
fluctuations in value caused by adverse changes in national, regional, and local economic conditions and local real estate market conditions (such as an oversupply of or a reduction in demand for retail space in the area);

•	costs of compliance with zoning, environmental, tax, and other laws and regulations;

•
real estate development risks, such as incorrect cost and occupancy estimates, non-availability of financing and the need for mortgage lender or property partner approvals for certain expansion  activities;

•	the perceptions of customers and tenants and prospective tenants of the safety, convenience, and attractiveness of our properties;

•	the lack of liquidity of real estate investments and our ability to sell, lease, or sublease any of our properties for cash in a timely fashion;

•	failure to promptly renew leases;

•	competition from comparable properties;

•	the occupancy rate of our properties;

•	tenant and subtenant defaults and the costs of enforcing our rights;

•	the effects of any bankruptcies or insolvencies of major tenants or subtenants;

•	increasing operating costs which may not be passed through fully to tenants or subtenants; and

•	fluctuations in mortgage interest and lease rates.

A failure to adequately manage these risks and liabilities could adversely affect our revenues, profits and available cash and could have a material adverse effect on our business, financial condition, or results of operations.

Several portions of our properties are mortgaged to secure payment of indebtedness outstanding under our credit facilities.  If we are unable to meet our debt obligations, we could sustain losses as a result of foreclosures on the properties by our lenders.  In addition, if it becomes necessary or desirable for us to dispose of one or more of the mortgaged properties, we might not be able to obtain a release of the lien on such mortgaged properties without payment of the associated debt.  The foreclosure of a mortgage or default of a loan on a property or the inability to sell a property could adversely affect our business, financial condition, or results of operations.  These considerations could make it difficult for us to sell properties, even if a sale were in our best interests.

We maintain property insurance, difference in conditions insurance, national flood insurance (where applicable), general liability insurance, directors’ and officers’ insurance, and excess insurance coverage.  At leased and mortgaged locations we maintain any of these lines of coverage that we are contractually obligated to maintain.  At owned locations, we maintain all of these lines of coverage.  We maintain large deductibles and/or large layers of self-insurance on several of these lines of coverage.

We are subject to federal, state, and local laws and regulations relating to zoning, land use, environmental protection, work place safety, public health, beer and wine sales, and pharmaceutical sales.  A number of states and local jurisdictions regulate the licensing of stores, including beer license grants.  In addition, under certain local regulations, we are prohibited from selling beer in certain of our stores.

We are affected by fluctuating utility, fuel, and other operating costs.

Fluctuating fuel costs can adversely affect the operating costs for our fleet of tractors and trailers that distribute goods from our warehouses and distribution facilities to all of our stores and can adversely affect our monthly store utility expenses.  We may not be able to recover these rising utility and fuel costs through increased prices charged to our customers.  In fiscal year 2010, we entered into agreements to fix the costs of a significant portion of certain of our utility and fuel costs.

We may be held liable for environmental damages with regard to our current and former properties, regardless of the lawfulness of our activities on such properties.

Our operations subject us to various laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous materials and the cleanup of contaminated sites.  Under certain environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or the Superfund law, and similar state statutes, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owners or operators, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination.  From time to time we have been named as one of many potentially responsible parties at Superfund sites, although to date our share of liability has typically been small.  We believe we are currently in substantial compliance with applicable environmental requirements.  However, future developments such as more aggressive enforcement policies, new laws or discovery of unknown conditions may require expenditures that may have a material adverse effect on our business and financial condition.

Customer concerns regarding food safety may adversely affect our business.

We could be adversely affected if our customers lose confidence in the quality and safety of certain products in our stores.  Negative publicity regarding these concerns, whether valid or not, may discourage customers from buying our products.  Any loss of confidence on the part of our customers would be difficult and costly to re-establish.  As such, any issue regarding the safety of our products could have a substantial and adverse effect on our operations.

Our operating results may be impacted by variability in self-insurance liability estimates.

We are self-insured for workers’ compensation and general liability claims up to set retention amounts, after which we maintain excess insurance coverage.  Liabilities are maintained based on independent actuarial estimates of aggregate liability claims incurred and an estimate for incurred but not reported claims.  Our insurance accruals reflect certain actuarial assumptions and management judgments that are made based on factors that are subject to change.  Any significant variation in these factors could cause a material change in our self-insurance liabilities and our operating results.

There is no existing trading market for our common stock.

Our common stock is currently quoted on an over-the-counter (“OTC”) exchange, and there is no assurance that an active trading market for our common stock will develop.  We are not currently applying for a listing on any national securities exchange.  Accordingly, no assurance can be given that a holder of our common stock will be able to sell such securities in the future or as to the price at which any such sale would occur.  If a trading market were to develop, the liquidity of the market for such securities, and the prices at which such securities would trade, will depend upon many factors, including the number of holders, investor expectations, and other factors beyond our control.  In addition, shares of our common stock were issued to certain pre-petition creditors as part of our plan of reorganization.  Some of these holders may prefer to liquidate their investment rather than hold it on a long-term basis, which may create an initial imbalance in the market if and when one was to develop.

Our estimates and measurement of pension obligations, net periodic benefit cost and minimum funding requirements for defined benefit plans are subject to market volatility that can result in significant variances between estimated and actual results.

The determination of our single-employer noncontributory defined benefit pension plans’ pension obligation and net periodic benefit cost is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts on an annual basis.  These assumptions include the weighted-average discount rate at which obligations can effectively be settled, the expected long-term rate of return on assets, and certain employee related factors, such as retirement age and mortality.

We believe that our current assumptions used to estimate plan obligations and annual expense are appropriate; however, as current economic conditions have been and continue to be volatile, with the recent months reaching unprecedented levels, differences between actual results and expected results based on certain of our previous assumptions could lead to changes that materially affect our pension obligations and adversely affect our future pension expense.  Actual results that differ from our assumptions are accumulated in stockholders’ equity and amortized over future periods into the Consolidated Statement of Operations.  Also, the amount of contributions made to our single-employer noncontributory benefit plans will be affected by the performance of investments made by the plans, the extent to which trustees of the plans reduce the costs of future service benefits, minimum funding requirements required by ERISA and the Pension Protection Act of 2006.

The results of the ongoing governmental investigations arising out of certain of our accounting practices prior to our emergence from bankruptcy in 2005 may have an adverse effect on us.

The United States Attorney Office for the Northern District of New York (the “USAO”) and the Securities and Exchange Commission (“SEC”) have been conducting investigations relating to certain of the Company’s accounting practices and policies prior to the Company’s emergence from bankruptcy in April 2005.  The Company has been cooperating with these investigations and has produced documents and made Company employees available for interviews as requested.  On September 30, 2008 and October 28, 2008, the Company reached agreements with the SEC and USAO, respectively, resolving these parallel investigations. Each agreement requires the Company to continue to cooperate in these ongoing investigations, and places certain affirmative obligations on the Company, as described in Item 3.  If the Company fails to satisfy its ongoing obligations under these agreements, the SEC and/or the USAO may decide to initiate civil and criminal actions against the Company, which could lead to penalties, sanctions, and increased legal expense.

Our purchases are concentrated primarily with one vendor.

We purchase substantially all of our retail merchandise from a single vendor, C&S.  Any material change in C&S’s method of operation or a termination or material modification of our contractual relationships with C&S could have an adverse impact on our supply chain, sales, and earnings.  Additionally, an adverse change in C&S’s results of operations could have an adverse affect on our results of operations.  If our procurement arrangement with C&S is terminated, we may be unable to locate alternative, comparable sources from which to purchase our retail merchandise, which could increase our costs and adversely affect our results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.        PROPERTIES

We follow the general industry practice of leasing the majority of our retail store locations.  We own 17 and lease 66 of the stores that we operate.  The leased stores are held under leases expiring from calendar years 2009 to 2020, excluding option periods.  In addition, we sublease 15 stores to independent operators and sublease all or a portion of 18 of our current and closed retail locations.  During the upcoming fiscal year 2010, the leases on fourteen of our retail stores will expire; thirteen of these lease agreements have renewal options.  The Company expects that it will renew the leases associated with stores that are currently operating.

We own two shopping centers that contain company-owned or independent stores.  We lease operating distribution centers in Syracuse, New York and DuBois, Pennsylvania, and a closed distribution facility in Jamestown, New York.

Also see Item 1 - “Business - Store Operations and Development” for additional information concerning our properties.

ITEM 3.        LEGAL PROCEEDINGS

The United States Attorney Office for the Northern District of New York (the “USAO”) and the Securities and Exchange Commission (“SEC”) have been conducting investigations relating to certain of the Company’s accounting practices and policies prior to the Company’s emergence from bankruptcy in April 2005.  The Company has been cooperating with these investigations and has produced documents and made Company employees available for interviews as requested.

On September 17, 2007, the SEC filed civil fraud charges against the Company’s former Chief Marketing Officer and former Vice President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company’s income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. These officers had been terminated by the Company in February 2006.  The SEC's complaint further alleges that the individuals deceived the Company’s accounting personnel to carry out their fraudulent scheme and aided and abetted the Company’s violations of the Securities Exchange Act of 1934 and rules thereunder.  In addition, on the same date, the USAO announced that a federal grand jury has returned an indictment against the above-mentioned individuals on related criminal charges.

On September 30, 2008, the Company reached a settlement with the SEC with respect to its ongoing investigation.  Without admitting or denying the allegations in the SEC’s complaint, the Company agreed to settle the charges by consenting to a permanent injunction against any future violations of the federal securities laws. The SEC imposed no fines or monetary penalties on the Company. As part of the settlement, the Company has hired an independent examiner who will provide annual reports to the SEC, the USAO and the Company’s board on, among other things, the Company’s promotional-allowance internal controls and financial reporting. The examiner will serve for three years.  Other settlement terms included the Company’s consent to reform its internal controls and policies and procedures related to promotional allowances, as well as implementation of a telephone hotline for associates and vendors to anonymously notify the company of misconduct related to promotional allowances.

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

 If the USAO determines that the Company has deliberately given false, incomplete or misleading information under the agreement, or if the Company commits a crime or otherwise knowingly, intentionally and materially violates any provision of the agreement, then the Company may be subject to prosecution for any federal criminal violation of which the USAO has knowledge, including any federal criminal violation relating to the matters subject to the USAO’s investigation. The Company agreed that any such prosecutions that are not time-barred by the applicable statute of limitations on the date of the agreement may be commenced against the Company notwithstanding the expiration of the statute of limitations after the date of the agreement.

The Company has incurred significant legal costs associated with these matters to date and may continue to do so.  These costs are recorded in selling and administrative expenses as incurred.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since August 23, 2005, our common stock has been quoted on an unsolicited basis on the Pink Sheets under the symbol “PTFC.PK.”  All shares of our common stock that were outstanding prior to April 13, 2005, the effective date of our plan of reorganization, were cancelled as part of our emergence from Chapter 11 bankruptcy protection.

The following table sets forth the quarterly high and low bid information for our common stock for the two most recently completed fiscal years.  Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down, or commission, and may not necessarily represent actual transactions.

	High	Low
Quarter Ended January 31, 2009	$1.51	$0.10
Quarter Ended November 1, 2008	3.00	0.50
Quarter Ended August 2, 2008	7.20	2.50
Quarter Ended May 3, 2008	10.00	5.00
Quarter Ended February 2, 2008	17.00	5.25
Quarter Ended November 3, 2007	23.00	15.00
Quarter Ended August 4, 2007	24.25	21.00
Quarter Ended May 5, 2007	21.00	15.00
Quarter Ended February 3, 2007	15.50	11.50

Shares of our common stock were held by 676 stockholders of record on January 31, 2009.

There have been no repurchases of shares of our common stock during the fiscal year.

We have not paid a cash dividend to common stockholders since we emerged from bankruptcy and we do not anticipate paying a cash dividend in the foreseeable future.

On December 13, 2007, we issued 10,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, to entities affiliated with three of our common stockholders for an aggregate purchase price of $10 million.  The preferred shares accrue dividends at a rate of 8% per annum and are convertible into shares of our common stock at a conversion price of $16.12 per share.  As of January 31, 2009, no preferred stock shares had been converted.  The preferred stock is redeemable at the Company’s option after December 13, 2009, provided the market price of our common stock exceeds $20.96 per share for 20 consecutive days.  See Note 13 to our consolidated financial statements for further information.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return of our common stock, the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the cumulative total return of the Standard & Poor’s Retail Food Index (“S&P Food Index”) for the period from April 16, 2005 through January 31, 2009.

	4/16/2005	1/28/2006	2/3/2007	2/2/2008	1/31/2009
Penn Traffic	$100	$100	$100	$47	$5
S&P 500 Index	100	112	127	122	61
S&P Food Index	100	114	138	126	39

Assumes $100 invested on April 16, 2005, in Penn Traffic Stock, the S&P 500 Index, and the S&P Food Index (also assumes reinvestment of dividends).

ITEM 6.    SELECTED FINANCIAL DATA

Consolidated Five-Year Financial Summary

Set forth below is our selected historical consolidated financial data for the five fiscal years ended January 31, 2009.  As a result of the consummation of our plan of reorganization, we adopted fresh-start reporting as of April 16, 2005.  The accounting periods ended on or prior to April 16, 2005, have been designated “Predecessor Company” and the periods subsequent to April 16, 2005, have been designated “Successor Company”.

In accordance with the implementation of fresh-start reporting, our assets, liabilities, and stockholders’ equity have been revalued as of April 16, 2005.  In addition, as a result of the consummation of our plan of reorganization, the amount of our indebtedness was substantially reduced.  Accordingly, our financial statements for periods after April 16, 2005, are not comparable to our financial statements for periods ended on or prior to such date.

The selected historical consolidated financial data for the 52-week periods ended January 31, 2009 and February 2, 2008, the 53-week period ended February 3, 2007, and the 41-week period ended January 28, 2006, are derived from our consolidated financial statements, which have been audited by Eisner LLP, independent accountants.  The Predecessor Company’s selected historical consolidated financial data for the 11-week period ended April 16, 2005, and the 52-week period ended January 29, 2005, are derived from our unaudited consolidated financial statements.  The selected historical consolidated financial data for the Successor Company should be read in conjunction with our consolidated financial statements and related notes included within Item 8.

	(Audited)				(Unaudited)
	Successor Company				Predecessor Company
	52 Weeks	52 Weeks	53 Weeks	41 Weeks	11 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
(In thousands of dollars,	January 31,	February 2,	February 3,	January 28,	April 16,	January 29,
except per share data)	2009	2008	2007	2006	2005	2005

Revenues	$872,302	$895,948	$953,196	$741,835	$262,647	$1,270,290

Costs and operating expenses

Cost of sales	605,315	617,149	671,345	521,521	192,000	942,021
Selling and administrative expenses	286,022	295,955	299,991	221,249	71,121	310,781
Gain on sale of assets	(1,970)	(1,689)	(2,158)	-	-	-
Loss on store and distribution center closings (1)	420	2,029	2,700	520	-	-
Asset impairment charge (2)	5,081	547	-	-	-	-

Operating (loss) income	(22,566)	(18,043)	(18,682)	(1,455)	(474)	17,488

Interest expense (3)	6,259	5,705	6,243	6,515	1,755	12,144
Gain on extinguishment of debt (4)	-	-	-	-	(182,831)	-
Reorganization and other expenses (5)	500	5,365	1,020	1,023	71,117	17,134

(Loss) income from continuing
operations before income taxes	(29,325)	(29,113)	(25,945)	(8,993)	109,485	(11,790)

Income tax expense (benefit) (6)	4,745	114	128	200	(23,945)	251
(Loss) income from continuing
operations	(34,070)	(29,227)	(26,073)	(9,193)	133,430	(12,041)

Gain (loss) from discontinued
operations, net of taxes (7)	16,473	(12,481)	(1,877)	4,495	(4,346)	(11,916)

Net (loss) income	$(17,597)	$(41,708)	$(27,950)	$(4,698)	$129,084	$(23,957)

Net loss per share - basic and diluted (8)	$(2.13)	$(4.92)	$(3.29)	$(0.55)

No dividends on common stock have been paid during the past five fiscal years.  Per share data is not presented for the periods ended on or prior to April 16, 2005 because of a general lack of comparability as a result of fresh start reporting and our significantly different capital structure after emergence from bankruptcy.

Balance sheet data:
Total assets	$193,714	$262,449	$307,467	$325,391	$414,579	$394,225
Total debt (including capital leases)	45,596	60,817	65,154	51,252	67,473	156,201
Stockholders' equity (deficit) (9)	36,087	69,175	92,725	118,799	-	(133,606)

Other data:
EBITDA (10)	3,788	3,058	4,897	15,796	(66,804)	23,152
Adjusted EBITDA (11)	11,736	22,668	18,633	18,871	N/A	N/A
Depreciation and amortization (12)	22,829	26,242	25,925	18,112	4,712	21,985
LIFO provision	585	2,719	1,528	1,457	75	813
Capital expenditures	$5,653	$7,879	$22,926	$20,533	$4,148	$21,244

Notes

(1)
Loss on store and distribution center closings represents costs required to be accrued under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and primarily represents the present value of future operating lease payments we are contractually required to make that relate to stores and distribution centers we have ceased using in our continuing operations.

(2)
Statement of Financial Accounting Standard No. 144 requires us to perform a review of the recorded value of our long-lived assets whenever changes in circumstances indicate the carrying value of the asset may not be recoverable.  During fiscal year 2009, we recorded an asset impairment charge of $5.1 million, related primarily to write-downs of certain assets of closed stores included within continuing operations.

(3)
As a result of our Chapter 11 filing on May 30, 2003, no principal or interest payments were made on or after such date on our formerly outstanding senior and senior subordinated notes.  Accordingly, no interest expense for these obligations has been accrued on or after such date.  Had such interest been accrued, interest expense would have increased by $2.3 million and $11.0 million for the 11-week period ended April 16, 2005, and fiscal year 2005, respectively.

(4)
The gain on extinguishment of debt for the 11-week period ended April 16, 2005 consists of our extinguishment of the (i) allowed claims of our unsecured creditors, including trade claims, and (ii) Cash Balance Pension Plan assumed by the Pension Benefit Guaranty Corporation (“PBGC”) and the former senior notes, which were exchanged primarily for shares of our common stock.

(5)
During fiscal year 2008, reorganization expense consisted of $ 0.5 million of professional fees and $4.8 million associated with a proposed acquisition that was not consummated.  During the 11-week period ended April 16, 2005, reorganization expense primarily consisted of $10.4 million of professional fees and $60.0 million of losses included in accumulated other comprehensive loss related to the Cash Balance Pension Plan, which was recognized in income on termination of the plan upon assumption thereof by the PBGC.  For fiscal year 2005, the reorganization expenses consisted of professional fees related to the bankruptcy filing, loss on asset disposals, and severance paid in connection with the reorganization.

(6)
For fiscal year 2009, income tax expense from continuing operations includes a reclassification of $9.5 million of deferred tax expense related to prior year unrecognized actuarial gains.  We had a net operating loss carryforward for federal and state income tax purposes of approximately $68.7 million available to offset future taxable income through 2028.  In providing the valuation allowance, no reversal of the taxable temporary difference arising from a portion of LIFO inventory was considered to occur during such period as the period in which such reversal may occur is not presently determinable.  The tax benefit from continuing operations for the 11-week period ended April 16, 2005, is not recorded at statutory rates principally due to the gain on the extinguishment of debt not being included in taxable income and a $24.0 million tax benefit related to losses from the Cash Balance Pension Plan, which benefit had previously been credited to accumulated other comprehensive loss.  The tax provisions for fiscal years 2008 and 2007, the 41-week period ended January 28, 2006, and fiscal year 2005 were not recorded at statutory rates due to the recording of a valuation allowance for all of the income tax benefits generated.  A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

(7)
The gain from discontinued operations of $16.5 million, net of tax expense of $10.6 million, in fiscal year 2009 reflects the operating results and gain on disposal related to the sale of the Wholesale food distribution business segment, as well as the results of operations, loss on disposal, and asset impairments related to the closure or sale of certain retail stores.  The loss from discontinued operations of $12.5 million in fiscal year 2008 reflects the operating results and loss on disposal related to the closure of Penny Curtiss Bakery, as well as reclassification items identified as discontinued operations during fiscal year 2009.  Discontinued operations for fiscal year 2007 and the 41-week period ended January 28, 2006, consists of reclassifications for the items noted above.  For the 11-week period ended April 16, 2005, and the fiscal year 2005, the loss from discontinued operations reflects operating results and (gains) losses on disposals of Big Bear Stores and other stores, which were closed or sold in connection with our reorganization.

(8)	Net loss per share for fiscal years 2009 and 2008 is based on the loss available to common stockholders after adjusting for preferred stock dividends.

(9)	As of April 16, 2005, stockholders’ equity was zero upon our emergence from bankruptcy.

(10)
EBITDA is operating (loss) income from continuing operations less reorganization and other expenses, and before interest, taxes, depreciation and amortization, asset impairment charge, and LIFO provision.  EBITDA should not be interpreted as a measure of operating results, cash flow provided by operating activities or liquidity, or as an alternative to any generally accepted accounting principle measure of performance.  We report EBITDA as it is an important measure utilized by our management to monitor the operating performance of our business.  We also believe that EBITDA assists investors and other interested parties in evaluating our capacity to service our debt.  Our reported EBITDA may not be comparable to similarly-titled measures used by other companies.  Below is a table that sets forth the reconciliation of operating (loss) income to EBITDA:

	(Audited)				(Unaudited)
	Successor Company				Predecessor Company
	52 Weeks	52 Weeks	53 Weeks	41 Weeks	11 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
(In thousands of dollars)	January 31,	February 2,	February 3,	January 28,	April 16,	January 29,
	2009	2008	2007	2006	2005	2005

Operating (loss) income	$(22,566)	$(18,043)	$(18,682)	$(1,455)	$(474)	$17,488

Reorganization and other expenses	(500)	(5,365)	(1,020)	(1,023)	(71,117)	(17,134)
Depreciation and amortization (12)	21,188	23,200	23,071	16,817	4,712	21,985
Asset impairment charge	5,081	547	-	-	-	-
LIFO provision	585	2,719	1,528	1,457	75	813

EBITDA	$3,788	$3,058	$4,897	$15,796	$(66,804)	$23,152

(11)
Adjusted EBITDA is EBITDA before certain expenses considered non-recurring and transitional in nature.  They include a) reorganization expenses; b) a proposed acquisition that was not consummated; c) substantial catch-up and start-up Sarbanes-Oxley compliance costs, audit and other one-time professional fees; d) legal fees associated with the previously disclosed investigations by the SEC and the USAO which began prior to our emergence from bankruptcy; e) net (gain) loss on asset sales and f) certain other expenses.  Below is a detailed table that sets forth the reconciliation of EBITDA to Adjusted EBITDA.

	(Unaudited)
	52 Weeks	52 Weeks	53 Weeks	41 Weeks
	Ended	Ended	Ended	Ended
(In thousands of dollars)	January 31,	February 2,	February 3,	January 28,
	2009	2008	2007	2006

EBITDA	$3,788	$3,058	$4,897	$15,796

Reorganization and other expenses:
Proposed acquisition that was not consummated in fiscal year 2008	48	4,796	-	-
Chapter 11 reorganization costs	452	569	1,020	1,049
	500	5,365	1,020	1,049

Selling and administrative expenses:
Professional fees	5,202	7,029	1,546	-
Closed store reserve set-up	420	2,030	2,536	520
Fixed asset policy change	-	1,354	-	-
SEC legal costs	2,702	1,240	4,122	2,111
Engagement costs	-	962	819	-
(Gain) loss on asset disposals	(1,970)	781	263	(605)
Severance	1,363	537	1,600	-
Other	(269)	312	1,830	-
	7,448	14,245	12,716	2,026

Adjusted EBITDA	$11,736	$22,668	$18,633	$18,871

(12)
Depreciation and amortization within our Consolidated Five-Year Financial Summary includes expense relating to both continuing operations and discontinued operations.  In reconciling operating loss to EBITDA, depreciation and amortization includes only expense relating to continuing operations, as discontinued operations is excluded from operating loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

1.	Overview
•	Introduction
•	Business Strategy
•	Critical Accounting Policies

2.	Results of Operations
•	Overview
•	Financial Results

3.	Liquidity and Capital Resources
•	Overview
•	Financial Results

4.	Impact of New Accounting Pronouncements

5.	Off-Balance Sheet Arrangements

6.	Contractual Obligations and Commitments

7.	Certain Trends and Uncertainties

Overview

Introduction

The Penn Traffic Company and its subsidiaries (the “Company”) are engaged in the retail food business.  As of January 31, 2009, we operated 83 stores under the “P&C”, “Quality”, and “Bi-Lo” banners in upstate New York, Pennsylvania, Vermont, and New Hampshire.  We service these retail stores through four distribution centers.  Prior to December 21, 2008, we also operated a Wholesale food distribution business that serviced independent stores.  On December 21, 2008, we completed the sale of our Wholesale food distribution business segment to C&S.

Business Strategy

Our primary objective is to improve our long-term financial performance and enhance the in-store experience of our customers.  Under the direction of our senior management, we have focused on rebuilding our core business.  This means re-establishing basic disciplines and reemphasizing and instilling a much stronger profitable growth culture around sales and margin.  Thirty-four specific tactical initiatives were identified and combined to form our Initiative Portfolio.  Designed to increase sales and margin, reduce costs, rebuild our infrastructure, and enable future business growth, the Initiative Portfolio includes the following key components:

•	Reduce center store and fresh store shrink – containing shrink cost
•	Signature product sales initiative – developing store specific fresh category products
•	Mix category targets – enhancing sales on high margin categories
•	Private label plan – leveraging existing private label items and rolling out new items
•	Minor remodels – targeting stores that benefit from minor enhancements
•	Reclamation process management – improving the process of returning outdated or damaged product to vendors for credit
•	Supply initiative – containing supply costs by standardizing items
•	Disposition of underperforming assets – continually evaluating our asset portfolio for underperforming assets

Critical Accounting Policies

Critical accounting policies are those accounting policies that are important to the portrayal of our financial condition and which require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our significant accounting policies are summarized in Note 2 to the consolidated financial statements.

We believe the following accounting policies to be critical and could result in materially different amounts being reported under different conditions or using different assumptions.

Basis of Presentation

As discussed within “Fresh-Start Basis” in Note 2 to our consolidated financial statements, we emerged from Chapter 11 bankruptcy reorganization on April 13, 2005.  For financial reporting purposes, we accounted for the consummation of our plan of reorganization as of the close of business on April 16, 2005.  In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), we have applied fresh-start reporting as of the close of business on April 16, 2005, which has resulted in significant changes to the valuation of certain of our assets and liabilities, and to our stockholders’ equity.  In connection with the adoption of fresh-start reporting, a new entity has been deemed to be created for financial reporting purposes.  For purposes of the discussion of the results of operations, the 52-week periods ended January 31, 2009 and February 2, 2008, the 53-week period ended February 3, 2007, and 41-week period ended January 28, 2006, are audited and presented for comparison purposes.

Store Closing Costs

Store closing costs are recorded in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” (“SFAS 146”).  We record a liability for the estimated future cash flows (including future lease commitments, net of estimated cost recoveries) and miscellaneous closing costs.  Future cash flows are estimated based on our knowledge of the market in which the closed stores are located.  The estimates of future cash flows are then discounted to present value, based on the credit-adjusted risk-free rate of interest.  These estimates of discounted future cash flows could be affected by changes in real estate markets, other economic conditions, and the interest rate used in such calculations.  Any one-time termination benefits are recognized at the time the benefits are communicated to the employees.  Other related costs are recognized in the period when the liability is incurred.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  In estimating future cash flows, management considers historical performance and assesses the effect of projected changes in competition, maturation of new stores and store remodels, merchandising and marketing strategies, and general market conditions.  No assurance can be given that the actual future cash flows will be sufficient to recover the carrying value of long-lived assets.

In the event that the carrying value of an asset is both not recoverable and exceeds fair value, the asset is written down to its fair value.  Fair values are determined either by management, based on management’s knowledge of local real estate markets and the value of equipment utilized in the supermarket industry, or by an independent third-party valuation firm.  Any reductions in the carrying value of an asset resulting from the application of this policy are reflected in the Consolidated Statement of Operations as an “asset impairment charge.”

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

We take physical counts of inventories throughout the year and record inventory shortages based on our physical counts.  Where physical counts are not available, we record an allowance for inventory shortages based on historical shrinkage percentages.

Intangible Assets

We have recorded intangible assets for favorable leases, pharmacy prescription files, computer software, and goodwill.  We amortize our favorable leases over the remaining life of the lease including all favorable options.  We amortize both the pharmacy prescription files and the computer software over five years.  We consider these assets during our SFAS 144 impairment testing.  Our intangible assets were reduced by approximately $6.8 million and $5.7 million during fiscal year 2009 and fiscal year 2008, respectively, as a result of the application of Statement of Financial Accounting Standard No. 109 (“SFAS 109”).  To the extent net operating loss carryforwards or deductible temporary differences arising prior to the Company’s emergence from Chapter 11 proceedings for which a valuation allowance has been provided are realized, the resulting benefits have been allocated to reduce intangible assets.
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

Self-Insurance Liability

We are primarily self-insured for workers’ compensation and general liability claims.  Self-insurance liabilities are primarily calculated based on claims filed and an estimate of claims incurred but not yet reported.  Workers’ compensation and general liability reserves are determined based on historical loss history, industry development factors and trends related to actual payments.  We have limited our total exposure related to self-insured liability claims incurred by maintaining stop-loss coverage with third party insurers, as defined in the applicable insurance policies, for claims incurred in excess of established stop-loss levels and policy deductibles.  Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends, legal interpretations and future levels of health care.  Should a greater amount of claims occur compared to what was estimated or costs of health care increase beyond what was anticipated, reserves recorded may not be adequate and additional expense could be required in the consolidated financial statements.

Vendor Allowances

Vendor allowances relating to our purchasing and merchandising functions are recorded as a reduction of cost of sales as they are earned based on each specific agreement and its associated event date.  Our inventory is adjusted for these vendor allowances following EITF Abstract Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”), based on the allowance event date and the inventory turns for the specific department.  These vendor allowances come in many forms:  promotional allowances tied to weekly advertised items which are recognized when the inventory is sold, warehouse slotting allowances which are recorded when the item has been distributed to the stores and are available for sale to the consumer, long-term contractual agreements such as exclusivity programs or signing bonuses which are recognized on a straight-line basis over the life of the agreement, volume incentive agreements which are recognized when the incentive is deemed probable and estimable based on purchase or sales targets, and allowances for running items in our weekly ad which are recognized at the end of the ad week.  Cash discounts for prompt payments of invoices are also recorded as a reduction in cost of sales when the payment is made to the vendor.

Defined Benefit Pension Plans

In accordance with the provisions of SOP 90-7, upon emergence from bankruptcy, the Company recorded the underfunded status of each of the defined benefit pension plans as a liability on the balance sheet.  The Company elected early application and adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (“SFAS 158”), effective as of January 28, 2006.  The Company adjusted the liability account to reflect the underfunded status of the plans in its balance sheet at that date.  Any gains or losses that arise during the period but are not recognized as components of net periodic pension (benefit) / cost are recognized as a component of other comprehensive income / (loss).  The Company measures its plan assets and benefit obligations at its year-end.

Results of Operations

Overview

Fiscal year 2009 was characterized as a year of refocus.  The sale of our warehouse inventory and outsourcing of a majority of our procurement to C&S, the divestiture of our Wholesale food distribution business, and the closing or sale of twenty retail locations and ten pharmacies, among other actions, enabled us to strengthen our financial position to a point where it has not been in recent history.  These events allowed us to refocus our energy on our core business objective: providing fresh products to our customers in a convenient, friendly, and economical manner.

Financial Results

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007.

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Revenues	100.0%	100.0%	100.0%

Gross profit	30.6%	31.1%	29.6%

Selling and administrative expenses	32.8%	33.0%	31.5%

Gain on sale of assets	-0.2%	-0.2%	-0.2%

Loss on store and distribution center closings	0.0%	0.2%	0.3%

Asset impairment charge	0.6%	0.1%	0.0%

Operating loss	-2.6%	-2.0%	-2.0%

Interest expense	0.7%	0.7%	0.6%

Reorganization and other expenses	0.1%	0.6%	0.1%

Loss from continuing operations before income taxes	-3.4%	-3.3%	-2.7%

Income tax expense	0.5%	0.0%	0.0%

Loss from continuing operations	-3.9%	-3.3%	-2.7%

Gain (loss) from discontinued operations, net of taxes	1.9%	-1.4%	-0.2%

Net loss	-2.0%	-4.7%	-2.9%

Fiscal Year 2009 (the audited 52-week period ended January 31, 2009) and Fiscal Year 2008 (the audited 52-week period ended February 2, 2008)

Revenues

Revenues for fiscal year 2009 were $872.3 million, compared to $895.9 million for fiscal year 2008. The $23.6 million decrease in revenues was mainly attributable to a reduction in the number of our corporate-owned retail stores in continuing operations and a decline in same store sales resulting from a decrease in the number of customers, as well as a decrease in the number of items purchased per customer.

The number of Penn Traffic’s corporate-owned retail stores declined to 83 stores at January 31, 2009, from 103 stores at February 2, 2008.  Revenues from continuing operations, as presented in our audited consolidated statements of operations, include 82 active stores at January 31, 2009, and 87 active stores at February 2, 2008.  Same store sales for fiscal year 2009 decreased 1.7% compared to fiscal year 2008.

Gross Profit

Gross profit for fiscal year 2009 was $267.0 million or 30.6% of revenues, compared to $278.8 million or $31.1% of revenues for fiscal year 2008.  The $11.8 million decrease is primarily the result of the decrease in sales discussed above (accounting for $7.3 million of the decrease, based on a 31.1% gross profit percentage).  The slight erosion of gross profit percentage contributed another $4.5 million to the decline in gross profit dollars.  Gross profit margin decreased in fiscal year 2009 as a result of increased commodity costs that were not fully passed on to customers in order to maintain value pricing in the competitive marketplace.  This was offset by a continued increase in sales of higher-margin private label and signature products.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal year 2009 were $286.0 million or 32.8% of revenues, compared to $296.0 million or 33.0% of revenues, for fiscal year 2008.  The $10.0 million decrease is primarily the result of the Company’s efforts to control costs, as well as a reduction in the number of stores within continuing operations.

Gain on Sale of Assets

Gain on sale of assets for fiscal year 2009 was $2.0 million or 0.2% of revenues, compared to the gain on sale of assets of $1.7 million or 0.2% of revenues for fiscal year 2008.

Loss on Store and Distribution Center Closings

Loss on store closings for fiscal year 2009 was $0.4 million or less than 0.1% of revenues, compared to loss on store closings of $2.0 million or 0.2% of revenues for fiscal year 2008.  Although we closed twenty retail stores during fiscal year 2009, and three retail stores and one distribution center during fiscal year 2008, a large portion of the loss recognized was included within discontinued operations.

Asset Impairment Charge

Asset impairment for fiscal year 2009 was $5.1 million or 0.6% of revenues, compared to $0.5 million or 0.1% of revenues for fiscal year 2008.  The increase is reflective of the increased number of closed stores during 2009, and relates specifically to the assets of certain stores included within continuing operations that were either closed during the year, or for which we determined that the assets’ carrying value was not recoverable.

Operating Loss

Operating loss for fiscal year 2009 was $22.6 million or 2.6% of revenues, compared to the operating loss of $18.0 million or 2.0% of revenues, for fiscal year 2008.

Interest Expense

Interest expense for fiscal year 2009 was $6.3 million or 0.7% of revenues, compared to $5.7 million or 0.7% of revenues, for fiscal year 2008. The $0.6 million increase in interest expense for fiscal year 2009 was largely due to an increase in amortization of deferred financing costs and commitment fees compared to fiscal year 2008.

Reorganization and Other Expenses

Reorganization and other expense for fiscal year 2009 was $0.5 million or 0.1% of revenues, compared to reorganization and other expense of $5.4 million or 0.6% of revenues for fiscal year 2008.  The $4.9 million decrease was primarily attributable to $4.8 million of costs incurred related to a proposed acquisition that was not consummated in fiscal year 2008.

Income Tax Expense

Income tax expense for fiscal year 2009 was $4.7 million or 0.5% of revenues, compared to $0.1 million or less than 0.1% for fiscal year 2008.  The $4.6 million increase is largely attributable to the reclassification of deferred income tax expense  from accumulated other comprehensive income related to prior year unrecognized actuarial gains.

Loss from Continuing Operations

Loss from continuing operations for fiscal year 2009 was $34.1 million, or 3.9% of revenues, compared to a loss from continuing operations of $29.2 million or 3.3% of revenue for fiscal year 2008. The $4.9 million increase in loss from continuing operations is primarily due to a decrease in gross profit of $11.8 million, partially offset by decreases in selling and administrative expense and reorganization expense.

Discontinued Operations

Gain from discontinued operations for fiscal year 2009 was $16.5 million or 1.9% of revenues, compared to a loss from discontinued operations of $12.5 million or 1.4% of revenues for fiscal year 2008. The $29.0 million increase in the gain from discontinued operations for fiscal year 2009 is primarily due to a $26.8 million one-time gain related to the sale of the Company’s Wholesale food distribution business.

Net Loss

Net loss for fiscal year 2009 was $17.6 million or 2.0% of revenues, compared to a net loss of $41.7 million or 4.7% of revenues during fiscal year 2008.  The decrease in net loss of $24.1 million in 2009 is primarily attributable to the $29.0 million increase in gain from discontinued operations.

Fiscal Year 2008 (the audited 52-week period ended February 2, 2008) and Fiscal Year 2007 (the audited 53-week period ended February 3, 2007)

Revenues

Revenues for fiscal year 2008 were $895.9 million, compared to $953.2 million in fiscal year 2007. The $57.3 million decrease in revenues was mainly attributable to a reduction in the number of our corporate-owned retail stores within continuing operations and a slight decline in same store sales.  Also, fiscal year 2008 was one week shorter than fiscal year 2007, impacting sales by approximately $17.2 million.

The number of Penn Traffic’s corporate-owned retail stores declined to 103 stores at February 2, 2008, from 106 at February 3, 2007.  Revenues from continuing operations, as presented in our audited consolidated statements of operations, include 87 active stores at February 2, 2008, and 90 active stores at February 3, 2007.  Same store sales for fiscal year 2008 decreased 0.3% compared to fiscal year 2007.

Gross Profit

Gross profit was $278.8 million or 31.1% of revenues for fiscal year 2008 compared to $281.9 million or 29.6% of revenues, for fiscal year 2007.  The $3.1 million decrease is primarily the result of the decrease in sales discussed above.  This was offset by an increase in gross profit percent, the result of increased sales of higher-margin private label and signature products, the implementation of a new price optimization system and improved operational disciplines to reduce shrinkage, partially offset by an increase in distribution costs.

Selling and Administrative Expenses

Selling and administrative expenses for fiscal year 2008 were $296.0 million or 33.0% of revenues, compared to $300.0 million or 31.5% of revenues for fiscal year 2007.  The decrease in selling and administrative expenses was principally due to a $13.5 million decrease in payroll and payroll-related expenses, partially offset by increases of $3.0 million in professional fees and $2.5 million in outside services, as well as other smaller increases.

Gain on Sale of Assets

Gain on sale of assets for fiscal year 2008 was $1.7 million or 0.2% of revenues, compared to the gain on sale of assets of $2.2 million or 0.2% of revenues for fiscal year 2007.

Loss on Store and Distribution Center Closings

Loss on store and distribution center closings for fiscal year 2008 was $2.0 million or 0.2% of revenues, compared to loss on store closings of $2.7 million or 0.3% of revenues for fiscal year 2007.

Operating Loss

Operating loss for fiscal year 2008 was $18.0 million or 2.0% of revenues, compared to the operating loss of $18.7 million or 2.0% of revenues, for fiscal year 2007.

Interest Expense

Interest expense for fiscal year 2008 was $5.7 million or 0.7% of revenues, compared to $6.2 million or 0.6% of revenues for fiscal year 2007.

Reorganization and Other Expenses

Reorganization expense for fiscal year 2008 was $5.4 million or 0.6% of revenues, compared to reorganization expense of $1.0 million or 0.1% of revenues for fiscal year 2007.  The $4.4 million increase was primarily attributable to $4.8 million of costs incurred related to a proposed acquisition that was not consummated in fiscal year 2008.

Loss from Continuing Operations

Loss from continuing operations for fiscal year 2008 was $29.2 million or 3.3% of revenues, compared to a loss from continuing operations of $26.1 million or 2.7% of revenues during fiscal year 2007.  The $3.1 million increase in loss from continuing operations is primarily due to an increase of $4.4 million in reorganization expense and a decrease of $3.1 million in gross profit for fiscal year 2008, partially offset by a decrease of $4.0 million in selling and administrative expense.

Discontinued Operations

Loss from discontinued operations for fiscal year 2008 was $12.5 million or 1.4% of revenues, compared to a loss from discontinued operations of $1.9 million or 0.2% of revenues during fiscal year 2007.  The $10.6 million increase in the loss from discontinued operations in fiscal year 2008 is primarily attributable to a one-time disposal loss of $8.2 million related to the closure of Penny Curtiss bakery and $3.1 million loss incurred from bakery operations.

Net Loss

Net loss for fiscal year 2008 was $41.7 million or 4.7% of revenues, compared to a net loss of $28.0 million or 2.9% of revenues during fiscal year 2007.  The increase in net loss of $13.7 million in fiscal year 2008 is primarily attributable to the loss associated with the closure of the Penny Curtiss bakery.

Liquidity and Capital Resources

Overview

As of January 31, 2009, we had cash and cash equivalents of $56.4 million and total debt outstanding of $45.6 million (consisting of $17.0 million in a revolving credit facility, $6.0 million in a term loan facility, $10.0 million in a supplemental real estate credit facility, $3.6 million in mortgages payable, and $9.0 million in capital lease obligations).  We also have the ability to draw down our revolving credit facilities, subject to borrowing base restrictions.  As a result of the amendment to the credit facilities on December 18, 2008, the revolving credit commitments were reduced from $100 million to $50 million.  Based on the calculation of our asset borrowing base of collateral, the revolving credit available to borrow is significantly lower than $50 million.  As of January 31, 2009, total availability in excess of outstanding borrowings and letters of credit is $37.4 million, an increase from $31.2 million at November 1, 2008.  Also as a result of the amendment to the credit facilities on December 18, 2008, the minimum amount of excess revolver availability we are required to maintain decreased from $27.5 million to $13.5 million.  As of January 31, 2009, we were above that minimum requirement by $23.9 million.  To date, our excess revolver availability under the credit facility has exceeded the minimum availability amount of $13.5 million.

A number of developments during the year ended January 31, 2009, have had a significant impact on our current liquidity and are expected to impact our liquidity in the future.

As discussed in Note 4 to our audited consolidated financial statements, we entered into a definitive procurement agreement with C&S to provide us with significant additional procurement services.  The closing of the new agreement on October 12, 2008, resulted in an immediate infusion of cash of approximately $35.5 million.  Approximately $15.5 million of this amount was used to reduce accounts payable to our warehouse vendors following the transaction.  A majority of the remaining $20.0 million in net cash proceeds from the transaction was utilized to reduce our indebtedness.  Additionally, we currently anticipate this transaction will benefit our future gross profit percents, which we expect will improve our working capital position and gross profit over the next fiscal year.

As discussed in Note 10 to our audited consolidated financial statements, we completed the sale of our Wholesale food distribution business to C&S, resulting in a net infusion of cash of approximately $40.2 million.  While the wholesale business was profitable to us, the gross profit margins we recognized were significantly lower than the margins we recognize from our core retail operations.  We believe we will generate a greater return on investment by re-investing the cash received from the sale of the wholesale business in our core retail operations.

During the year ended January 31, 2009, we have recognized cash inflows of approximately $13.2 million (excluding the proceeds from the sale of our wholesale business) related to the sale of assets, primarily fixed assets and pharmacy scripts.  As we continue to strategically assess our assets, we may dispose of certain additional underperforming assets in the future.  We expect that these assets would generate additional cash inflows; however, asset dispositions can also reduce collateral in the borrowing base calculation under our credit facilities, which may result in reduced availability under our current credit facilities.

Based on the foregoing, we believe that our existing cash on hand, available borrowings under our credit facilities, and other sources of cash will be sufficient, based on the economic conditions as they currently exist, to satisfy our anticipated cash requirements for at least the next 12 months.  However, we cannot be certain that future events or developments, including but not limited to, customer trip consolidation, decreased customer counts, continued economic and financial volatility, and the inability to extend or obtain current or new financing, will not change that assessment.

Financial Results

Operating Activities

Cash provided by operating activities for the fiscal year ended January 31, 2009, was $5.3 million, as compared to cash used in operating activities of $3.1 million for the fiscal year ended February 2, 2008.  For the fiscal year ended January 31, 2009, net cash provided by operating activities included a net loss of $17.6 million, positive adjustments for non-cash items of $13.6 million, and a net increase in operating assets and liabilities of $9.2 million.  For the fiscal year ended February 2, 2008, we incurred a net loss of $41.7 million, positive adjustments for non-cash items of $39.0 million, and a net decrease in operating assets and liabilities of $0.3 million.  For the fiscal year ended February 3, 2007, we incurred a net loss of $28.0 million, positive adjustments for non-cash items of $30.3 million, and an increase in net operating assets of $10.3 million.

Investing Activities

Cash provided by investing activities of $47.7 million for the fiscal year ended January 31, 2009, consisted of cash proceeds from the sale of the wholesale business of $40.2 million and cash proceeds from the sale of other assets of $13.2 million (including $7.8 million recognized from the sale of retail locations in Oswego, New York, and Lebanon, New Hampshire), offset by capital expenditures of $5.7 million.  Cash used in investing activities of $6.8 million for the fiscal year ended February 2, 2008, consisted of cash proceeds from the sale of assets of $1.1 million offset by capital expenditures of $7.9 million.  Cash used in investing activities of $14.2 million for the fiscal year ended February 3, 2007, consisted of cash proceeds from the sale of assets of $10.3 million offset by capital expenditures of $22.9 million and the acquisition of two stores of $1.5 million.  Overall, these amounts reflect the Company’s focus on disposing of underperforming assets, or those assets for which we are able to sell for favorable amounts, combined with a greater focus on concentrating capital expenditures on projects that will provide the greatest shareholder value.

Financing Activities

Cash used in financing activities for the fiscal year ended January 31, 2009, consisted of net payments of debt, including capital leases, totaling $15.2 million, as well as payment of deferred financing costs of $2.2 million.   Cash provided by financing activities for the fiscal year ended February 2, 2008, consisted of cash proceeds from the issuance of preferred stock of $9.8 million offset by payments of debt totaling $3.7 million.   Cash provided by financing activities for the fiscal year ended February 3, 2007, consisted of borrowings of $15.5 million offset by payments of debt totaling $1.7 million.

Borrowings

On April 13, 2005, we entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130 million revolving credit facility and a $6 million term loan.  Also on April 13, 2005, we entered into a supplemental real estate credit facility with another group of lenders, providing for borrowings of up to $28 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all our assets, subject to first liens on certain property by other lenders.  Borrowings under the real estate facility are secured by a first lien on substantially all of our leasehold interests, and a second lien on realty we own.  Availability under both credit facilities is dependent on levels of accounts receivable, inventory and certain other assets.

On October 10, 2008, we entered into amendments to our credit facilities that included the lenders’ consent for us to enter into a supply agreement with C&S, resulting in a significant decrease in inventory levels and related collateral.  In addition, the amendments provided for a reduction in the revolving credit commitments from $130 million to $100 million, to reflect the reduced size of our business and operations.

On December 18, 2008, we entered into amendments to our credit facilities that provided the lenders’ consent for the Company’s sale of the Wholesale food distribution business and provided for repayment of indebtedness from the proceeds of the sale.  In connection therewith, we repaid $15.3 million of the supplemental real estate credit facility during fiscal year 2009 and on February 6, 2009, we repaid the entire outstanding balance of the revolving credit facility.  This $17.0 million amount has been classified as a current liability as of January 31, 2009.  The amendments also extended the maturity date of both facilities from April 13, 2009 to April 13, 2010, effective upon the repayment of the entire outstanding balance of the revolving credit facility, and provided for a reduction in the revolving credit commitments from $100 million to $50 million, which includes a maximum sub-limit commitment for letters of credit of $47.5 million.  At January 31, 2009, outstanding letters of credit under the revolving credit facility, which are primarily associated with supporting workers’ compensation obligations, were approximately $38.4 million.

Provisions of both credit facilities, as amended, require the maintenance of $13.5 million of availability under the revolving credit facility and limit, among other things, the assumption of additional debt and the payment of dividends.  Availability is based on a calculation of our borrowing base less outstanding borrowings and letters of credit, which is also increased by certain cash balances.  These cash balances totaled $52.8 million at January 31, 2009.  Total availability in excess of outstanding borrowings and letters of credit was approximately $37.4 million at January 31, 2009.  Actual borrowings are limited to the $50 million credit commitment.  Borrowings in excess of outstanding balances are at the discretion of the lenders.

The carrying amount of debt reported in our balance sheet approximates fair value as of January 31, 2009, and February 2, 2008.

We also have borrowings of $3.6 million as of January 31, 2009, under mortgages secured by first liens on the related properties.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

The table below presents our significant contractual obligations for the next five years and thereafter as of January 31, 2009 (in thousands):

				Other	Total
Fiscal Year	Long-term	Capital	Operating	Long-term	Contractual
Ending	Debt (1)	Leases (2)(3)	Leases (3)	Liabilities (4)	Obligations

January 30, 2010	$17,296	$2,491	$14,517	$6,754	$41,058
January 29, 2011	16,321	1,926	13,720	4,684	36,651
January 28, 2012	259	1,482	11,694	3,788	17,223
February 2, 2013	229	1,142	10,440	3,085	14,896
February 1, 2014	243	1,142	8,807	2,094	12,286
Thereafter	2,286	8,877	37,963	9,064	58,190

(1)	The balance for the fiscal year ending January 30, 2010, includes the repayment of $17.0 million under the revolving credit facility completed on February 6, 2009.

(2)	Includes amounts classified as imputed interest.

(3)	See Note 3 to our audited consolidated financial statements.

(4)	Other long-term liabilities include workers’ compensation, general liability, asset retirement obligations, and store closing costs.

We have also made certain contractual commitments that extend beyond January 31, 2009, as shown below (in thousands):

	Stand-by
	Letters	Surety
	of Credit (1)	Bonds (2)
Total amounts committed	$38,399	$135

(1)	Letters of credit are primarily associated with supporting workers’ compensation obligations and are renewable annually.

(2)	We are required to maintain surety bonds for varying periods of up to three years from the date of issuance.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”) effective for fiscal years beginning after November 15, 2007.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  During calendar year 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2, and 157-3.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions, FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and FSP 157-3 clarifies how the fair value of a financial asset is determined when the market for that financial asset is inactive.  The Company adopted SFAS 157 effective February 3, 2008, as it relates to financial assets and financial liabilities.  The adoption of SFAS 157 did not, and the Company expects adoption of FSP 157-2 will not, have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company currently maintains a full valuation allowance against its deferred tax assets.  Income tax benefits resulting from the recognition of tax attributes that existed at the time of our emergence from bankruptcy protection currently reduce intangible assets.  Upon adoption of SFAS 141(R), subsequent reversals of valuation allowances will instead be reflected as reductions in income tax expense in the period of reversal.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  Management expects that the adoption of this statement will not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The FSP is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Management is currently assessing the impact of this pronouncement on our consolidated financial statements.

Certain Trends and Uncertainties

Our future results could differ materially from our forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document.  These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted.  Also, please see Risk Factors in Part I, Item 1A.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at January 31, 2009 was $33.0 million with a weighted average interest rate of 8.49%.  A 1% change in interest rates would impact pre-tax income by $0.3 million based on the debt outstanding at January 31, 2009.  In addition to the variable rate debt, we had $3.6 million of fixed rate debt outstanding at January 31, 2009, with a weighted average interest rate of 6.56%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations which should minimize the potential impact on earnings from interest rate changes.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

List of Exhibits

The exhibits listed in the List of Exhibits on pages 63 through 66 are filed as part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Penn Traffic Company
Syracuse, New York

We have audited the accompanying consolidated balance sheets of The Penn Traffic Company (the "Company") as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended January 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of January 31, 2009.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Penn Traffic Company as of January 31, 2009 and February 2, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Eisner LLP

New York, New York
April 16, 2009

The Penn Traffic Company
Consolidated Balance Sheets
(In thousands, except share data)

	January 31,	February 2,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$56,434	$20,916
Accounts and notes receivable (less allowance for doubtful accounts of $2,676 and $5,690, respectively)	19,454	37,513
Inventories	44,306	89,208
Prepaid expenses and other current assets	5,990	7,307
Total current assets	126,184	154,944

Capital leases:
Capital leases	10,768	11,364
Less: Accumulated amortization	(3,357)	(3,096)
Capital leases, net	7,411	8,268

Fixed assets:
Land	9,036	9,313
Buildings	12,538	13,273
Equipment and furniture	80,819	96,652
Vehicles	8,020	7,984
Leasehold improvements	10,906	10,246
Total fixed assets	121,319	137,468
Less: Accumulated depreciation	(68,019)	(59,066)
Fixed assets, net	53,300	78,402

Other assets:
Intangible assets, net (Note 5)	2,883	15,397
Deferred income taxes (Note 9)	-	2,440
Other assets	3,936	2,998
Total other assets	6,819	20,835

Total assets	$193,714	$262,449

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	January 31,	February 2,
	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of obligations under capital leases (Note 3)	$1,519	$1,368
Current maturities of long-term debt (Note 6)	17,296	278
Accounts payable	8,119	34,178
Other current liabilities (Note 7)	39,587	47,060
Accrued interest expense	261	176
Deferred income taxes (Note 9)	7,373	11,485
Liabilities subject to compromise (Note 8)	-	2,516
Total current liabilities	74,155	97,061

Non-current liabilities:
Obligations under capital leases (Note 3)	7,443	8,962
Long-term debt (Note 6)	19,338	50,209
Defined benefit pension plan liability (Note 11)	25,903	6,326
Deferred income taxes (Note 9)	523	-
Other non-current liabilities (Note 7)	30,265	30,716
Total non-current liabilities	83,472	96,213
Total liabilities	157,627	193,274

Commitments and contingencies (Notes 3, 6, 11, 12, and 13)

Stockholders’ equity:
Preferred stock - authorized 1,000,000 shares, $.01 par value; 10,000 shares issued in 2009 and 2008 (Note 13)	100	100
Common stock - authorized 15,000,000 shares, $.01 par value; 8,641,676 shares issued in 2009; 8,519,095 shares issued and to be issued in 2008	86	85
Capital in excess of par value	128,148	128,149
Deficit	(91,953)	(74,356)
Accumulated other comprehensive (loss) / income	(294)	15,197
Total stockholders’ equity	36,087	69,175

Total liabilities and stockholders’ equity	$193,714	$262,449

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007

Revenues	$872,302	$895,948	$953,196

Cost and operating expenses
Cost of sales (Note 4)	605,315	617,149	671,345
Selling and administrative expenses	286,022	295,955	299,991
Gain on sale of assets	(1,970)	(1,689)	(2,158)
Loss on store and distribution center closings	420	2,029	2,700
Asset impairment charge	5,081	547	-
	894,868	913,991	971,878

Operating loss	(22,566)	(18,043)	(18,682)

Interest expense	6,259	5,705	6,243
Reorganization and other expenses (Note 17)	500	5,365	1,020

Loss from continuing operations before income taxes	(29,325)	(29,113)	(25,945)

Income tax expense (Note 9)	4,745	114	128

Loss from continuing operations	(34,070)	(29,227)	(26,073)

Discontinued operations (Note 10)
Gain (loss) from discontinued operations, net of taxes of $10,570 in 2009	16,473	(12,481)	(1,877)
Net loss	$(17,597)	$(41,708)	$(27,950)

Net loss per share - basic and diluted: (Note 15)
Loss from continuing operations	$(4.04)	$(3.45)	$(3.07)
Gain (loss) from discontinued operations	$1.91	$(1.47)	$(0.22)

Net loss per share - basic and diluted	$(2.13)	$(4.92)	$(3.29)

Basic and diluted shares outstanding and to be issued	8,641,676	8,501,323	8,498,752

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007

Operating activities:
Net loss	$(17,597)	$(41,708)	$(27,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,829	26,242	25,925
Provision for doubtful accounts	(98)	2,444	1,324
Gain on sale of segment	(26,813)	-	-
(Gain) / loss on sale of assets	(8,001)	340	542
Loss on store closings	1,166	8,207	1,206
Asset impairment charge	8,375	547	-
Amortization of deferred finance costs	1,191	1,021	1,201
Deferred income taxes	15,168	-	-
Phantom stock	(179)	155	60

Net change in operating assets and liabilities:
Accounts and notes receivable, net	5,695	(4,845)	534
Prepaid expenses and other current assets	1,317	1,161	(2,312)
Inventories	44,902	10,567	12,996
Other assets	85	23	96
Accounts payable and other current liabilities	(34,331)	(2,972)	841
Liabilities subject to compromise	(2,516)	(181)	(175)
Defined benefit pension plan	(5,406)	(5,756)	(2,278)
Other non-current liabilities	(499)	1,691	576

Net cash provided by (used in) operating activities	5,288	(3,064)	12,586

Investing activities:
Acquisition	-	-	(1,531)
Capital expenditures	(5,653)	(7,879)	(22,926)
Proceeds from sale of assets	13,158	1,113	10,271
Proceeds from sale of segment	40,160	-	-

Net cash provided by (used in) investing activities	47,665	(6,766)	(14,186)

Financing activities:
Payment of mortgages	(275)	(314)	(287)
Payment of credit facility	(15,075)	(1,925)	-
Borrowing under credit facility	1,500	-	15,500
Reduction in capital lease obligations	(1,371)	(1,432)	(1,384)
Issuance of preferred stock	-	9,756	-
Payment of deferred financing costs	(2,214)	-	-

Net cash (used in) provided by financing activities	(17,435)	6,085	13,829

Net increase (decrease) in cash and cash equivalents	35,518	(3,745)	12,229

Cash and cash equivalents at beginning of period	20,916	24,661	12,432

Cash and cash equivalents at end of period	$56,434	$20,916	$24,661

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the years ended January 31, 2009, February 2, 2008 and February 3, 2007
 (In thousands)

			Capital in		Accumulated Other	Total
	Preferred	Common	Excess of		Comprehensive	Stockholders'
	Stock	Stock	Par Value	Deficit	(Loss) Income	Equity

Balance at January 28, 2006	$-	$85	$118,493	$(4,698)	$4,919	$118,799

Net loss				(27,950)		(27,950)

Unrecognized actuarial gain of pension plans, net of deferred taxes of $1,296					1,876	1,876
Comprehensive loss						(26,074)

Balance at February 3, 2007	-	85	118,493	(32,648)	6,795	92,725

Issuance of 10,000 shares of preferred stock, net of issuance costs of $244	100		9,656			9,756

Net loss				(41,708)		(41,708)

Amortization of net actuarial gain in net pension benefit cost, net of deferred taxes of $(41)					(77)	(77)

Unrecognized actuarial gain of pension plans, net of deferred taxes of $4,858					8,479	8,479
Comprehensive loss						(33,306)

Balance at February 2, 2008	100	85	128,149	(74,356)	15,197	69,175

Net loss				(17,597)	-	(17,597)

Issuance of shares in settlement of Chapter 11 claims		1	(1)			-

Amortization of net actuarial gain in net pension benefit cost, net of deferred taxes of $(374)					(571)	(571)

Unrecognized actuarial loss of pension plans					(24,040)	(24,040)

Reclassification to income tax expense of deferred taxes related to prior years' unrecognized actuarial gains					9,120	9,120
Comprehensive loss						(33,088)

Balance at January 31, 2009	$100	$86	$128,148	$(91,953)	$(294)	$36,087

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Notes to the Consolidated Financial Statements

Note 1 – Description of Business

The Penn Traffic Company and its subsidiaries (the “Company”) are engaged in the retail food business.  As of January 31, 2009, the Company operated 83 stores under the “P&C”, “Quality”, and “Bi-Lo” banners in upstate New York, Pennsylvania, Vermont, and New Hampshire.  The Company services these retail stores through four distribution centers.  Prior to December 21, 2008, the Company also operated a wholesale food distribution business that serviced independent stores.  On December 21, 2008, the Company completed the sale of its wholesale food distribution business segment.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounts of The Penn Traffic Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31.  Fiscal year 2009 is the 52-week period ended January 31, 2009; fiscal year 2008 is the 52-week period ended February 2, 2008; and fiscal year 2007 is the 53-week period ended February 3, 2007.

Fresh-Start Basis

The Company emerged from Chapter 11 bankruptcy proceedings and applied fresh-start reporting effective April 16, 2005, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

Use of Estimates

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

Operating Segments

The Company consists of one operating segment, the retail food segment.

Revenue Recognition

Revenue from the sale of products to retail customers is recognized at the time of sale.  Discounts provided to customers through company-sponsored loyalty programs are recognized as a reduction in sales as products are sold.  Discounts provided through vendor coupons are not recognized as a reduction in sales to the extent the Company is reimbursed by the vendor. Pharmacy revenues are recorded at the time of sale.  Sales taxes are not recorded as a component of sales.  Revenue from gift cards and gift certificates is recognized upon redemption of the gift cards and certificates for products.

Prior to December 21, 2008, (see Note 1) revenue from the sale of products to wholesale customers was recognized at the time of shipment to the customer.

Cost of Sales

Cost of sales includes the cost of product and related warehousing and freight costs.  Vendor allowances are recorded as a reduction of cost of sales when the related product is sold in accordance with the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).  Vendor allowances, including early payment discounts, volume rebates, and funds for product placement and advertising, are generally recorded as a reduction of inventory cost based on average inventory turnover rates by product category.  Vendor allowances recognized in the years ended January 31, 2009, February 2, 2008, and February 3, 2007, were $49.0 million, $51.9 million, and $56.0 million, respectively.  A portion of these amounts are included within discontinued operations.

Advertising

Advertising costs are expensed as incurred and included in selling and administrative expenses.  Advertising costs for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, aggregated $12.3 million, $11.9 million, and $12.6 million, respectively.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains cash and cash equivalents in accounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  At January 31, 2009, the amount held in excess of FDIC limits was $46.9 million.  The carrying value of cash approximates its fair value as of January 31, 2009.

Accounts and Notes Receivable

Accounts and notes receivable consist primarily of debit and credit card sales, third-party insurance pharmacy sales, and vendor allowances.  The Company establishes an allowance for doubtful accounts based on an analysis of past due accounts and historical loss trends.  Prior to the sale of the wholesale food distribution business, accounts and notes receivable also included amounts due from wholesale customers.

Inventories

Inventories, consisting primarily of grocery and pharmacy products, are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method.  If cost had been determined using the first-in, first-out method (“FIFO”), inventories would have been $6.3 million and $5.7 million higher than reported at January 31, 2009 and February 2, 2008, respectively.

During the years ended January 31, 2009 and February 2, 2008, inventory quantities were reduced, which resulted in a liquidation of certain LIFO inventory layers carried at lower costs prevailing in an earlier period.  The effect resulted in reducing cost of sales by approximately $6.1 million (including $4.6 million recognized upon sale of the Company’s warehouse inventory, see Note 4) and $0.2 million in the years ended January 31, 2009 and February 2, 2008, respectively.

The Company takes physical counts of inventories throughout the year and records inventory shortage adjustments based on the physical counts.  Throughout the year the Company accrues for inventory shortages based on historical trends.  Where physical counts are not taken at the year end, the Company establishes an allowance for inventory shortages based on historical shrinkage percentages.

Long-Lived and Intangible Assets

Major fixed asset renewals and betterments are capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, the shorter of the estimated useful lives of the assets or the lease term (which includes renewal periods that are reasonably assured).

Estimated useful lives of long-lived fixed assets are as follows:

Buildings	39 years
Capitalized leases	5 to 32 years
Equipment and furniture	3 to 10 years
Leasehold improvements	10 to 32 years
Vehicles	3 to 8 years

Identifiable intangible assets consist primarily of favorable leases and pharmacy prescription files (both established upon adoption of fresh-start reporting), as well as computer software.  Favorable operating leases represent the present value of the difference by which market value rent exceeded contract rent upon our emergence from bankruptcy and are amortized on a straight-line basis over the remaining lease term, including renewal options, ranging from 2 to 32 years.  Pharmacy prescription files and computer software are amortized over 5 years.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived fixed assets and intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.  In the event that the carrying value of an asset is both not recoverable and exceeds fair value, the asset is written down to its fair value.

Leases

In accordance with the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”), the Company assesses all leases in which we are the lessee to determine whether they are accounted for as capital leases or operating leases.  The Company recognizes rent holidays and escalating rent provisions on a straight-line basis over the term of the lease.  The deferred amount is included in Step rent liability (see Note 7) on the Company’s Consolidated Balance Sheet.

Unfavorable Leases

Unfavorable operating leases (established upon adoption of fresh-start reporting) are reported in other non-current liabilities and represent the present value of the difference by which contract rent exceeds market value rent and are amortized on a straight-line basis over the remaining lease term, excluding renewal options, ranging from 1 to 9 years as of January 31, 2009.

Income Taxes

Income taxes are provided based on the liability method of accounting.  Deferred income taxes are recorded to reflect the tax consequences in future years of net operating loss carryovers and temporary differences between the tax basis of assets and liabilities and their corresponding financial reporting amounts at each year-end.

Self-Insurance Liability

The Company self-insures certain insurable risks related to workers’ compensation and general product liability claims. The Company accrues estimated losses for unpaid claims, including incurred but not reported losses by evaluating pending claims and historical loss experience. The Company also maintains self-insured health benefits plans, which provide medical and dental benefits to employees electing coverage under the plans. The Company accrues estimated losses for unpaid claims, including incurred but not reported claims, based on historical experience and other assumptions. Commercial policies are obtained to provide for coverage of certain risk exposure above the self-insured retention limits. The estimated liability associated with settling unpaid claims is included in other current liabilities if expected to be settled within one year, or otherwise is included in other non-current liabilities.

Store Pre-Opening Costs

Store pre-opening costs are expensed as incurred.

Store Closing Costs

The Company accounts for store closing costs in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  For operating leases related to closed stores, the Company records the fair value of the liability at the cease-use date, determined based on the present value of the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property.  Any one-time termination benefits are recognized at the time the benefits are communicated to the employees.  Other related costs are recognized in the period when the liability is incurred.  These amounts are included within “Loss on store and distribution center closings” in the Consolidated Statements of Operations.

Share-Based Payments

The Company recognizes all share-based payments to employees, including grants of employee stock options, in the income statement based on their fair values in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  The effect on results of operations for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, was not significant.

Defined Benefit Pension Plans

In accordance with the provisions of SOP 90-7, upon emergence from bankruptcy, the Company recorded the underfunded status of each of the defined benefit pension plans as a liability on the balance sheet.  The Company elected early application and adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (“SFAS 158”), effective as of January 28, 2006.  The Company adjusted the liability account to reflect the underfunded status of the plans in its balance sheet at that date.  Any gains or losses that arise during the period but are not recognized as components of net periodic pension (benefit) / cost are recognized as a component of other comprehensive income / (loss).  The Company measures its plan assets and benefit obligations at its year-end.

Reclassifications

The results of operations of certain components that the Company disposed of during the year ended January 31, 2009, are presented within discontinued operations in the Consolidated Statements of Operations for all prior periods.  Certain other amounts have been reclassified in the 2008 and 2007 financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”), effective for fiscal years beginning after November 15, 2007.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  During calendar year 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2, and 157-3.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions, FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and FSP 157-3 clarifies how the fair value of a financial asset is determined when the market for that financial asset is inactive.  The Company adopted SFAS 157 effective February 3, 2008, as it relates to financial assets and financial liabilities.  The adoption of SFAS 157 did not, and the Company expects adoption of FSP 157-2 will not, have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company currently maintains a full valuation allowance against its deferred tax assets.  Income tax benefits resulting from the recognition of tax attributes that existed at the time of our emergence from bankruptcy protection currently reduce intangible assets.  Upon adoption of SFAS 141(R), subsequent reversals of valuation allowances will instead be reflected as reductions in income tax expense in the period of reversal.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  Management expects that the adoption of this statement will not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The FSP is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Management is currently assessing the impact of this pronouncement on our consolidated financial statements.

Note 3 – Leases

The Company leases store and distribution facilities for the operation of its business.  Most of the lease agreements provide for renewal options and require that the Company pay real estate taxes and other related expenses.  Certain lease agreements also provide for contingent rent payments based on a percentage of sales.

The following is a summary of future minimum rent payments for operating leases and for capital leases as of January 31, 2009 (in thousands):

Fiscal Year Ending:	Operating Leases	Capital Leases

January 30, 2010	14,517	2,491
January 29, 2011	13,720	1,926
January 28, 2012	11,694	1,482
February 2, 2013	10,440	1,142
February 1, 2014	8,807	1,142
Thereafter	37,963	8,877

Total minimum lease payments	$97,141	$17,060

Less: amount representing interest		8,098

Present value of net minimum lease payments		8,962

Less: current portion		1,519

Long-term obligations under capital leases		$7,443

Future minimum rent payments have not been reduced by minimum sublease rental income due to the Company under non-cancelable subleases of $7.6 million.

Rent expense under operating leases for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007

Minimum rent	$18,504	$19,537	$21,791
Contingent rent	121	242	238
Less: sublease rent	(2,321)	(2,854)	(3,281)
Net rent expense	$16,304	$16,925	$18,748

Note 4 – Sale of Warehouse Inventory

On September 10, 2008, the Company entered into a definitive agreement with a supplier to provide significant additional procurement services to the Company.  Services under the agreement began on October 12, 2008, and will continue for a period of at least eight years.  The Company will retain responsibility for the warehousing, transportation and distribution of product from its Syracuse, New York and DuBois, Pennsylvania warehouse facilities to its corporate retail stores.

To facilitate the agreement, the Company sold substantially its entire warehouse inventory as of October 11, 2008, to the supplier for approximately $35.5 million in cash, which was the FIFO-based cost value of the inventory on that date.  This transaction is not included within either revenue or cost of sales for the period ended January 31, 2009.  Although it was not obligated to, the Company repurchased this inventory from the supplier, at the same price at which it was sold, in order to supply its corporate retail stores.  As of January 31, 2009, the entire inventory had been repurchased and resold.

The Company accounts for all inventory using the LIFO method.  The Company deferred recognition of the income statement benefit attributable to the LIFO carrying value of its warehouse inventory until the inventory was repurchased and sold through its corporate retail stores to customers.  For the year ended January 31, 2009, the Company recognized a reduction in cost of sales of approximately $4.6 million related to the liquidation of the warehouse inventory.

Primarily as a result of the above transaction, the Company now purchases a significant portion of its merchandise from a single vendor.  The Company anticipates it will continue to purchase a significant portion of its merchandise from this vendor in the future.

Note 5 – Intangible Assets

Intangible assets consist of the following as of (in thousands):

	January 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Favorable leases	$4,334	$(1,514)	$2,820
Pharmacy prescription files	-	-	-
Computer software	-	-	-
Goodwill	63	-	63
Total	$4,397	$(1,514)	$2,883

	February 2, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Favorable leases	$18,150	$(4,336)	$13,814
Pharmacy prescription files	6,141	(4,906)	1,235
Computer software	1,697	(1,412)	285
Goodwill	63	-	63
Total	$26,051	$(10,654)	$15,397

The intangible asset balances as of February 2, 2008, reflects an $11.0 million reduction related to pre-reorganization deferred tax valuation allowances.  The intangible asset balances as of January 31, 2009 , reflect a $17.8 million reduction (which includes the $11.0 million reduction as of February 2, 2008) related to pre-reorganization deferred tax valuation allowances (see Note 9).  During the year ended January 31, 2009, the Company also sold ten pharmacy prescription files with a net carrying value of $0.1 million and disposed of favorable leases with a net carrying value of $3.2 million as a result of the closing of stores (see Note 10).

Aggregate amortization expense for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, was $2.4 million, $3.7 million, and $4.2 million, respectively.

Future amortization of amortizable intangible assets is as follows (in thousands):

Fiscal year ending:
January 30, 2010	$1,012
January 29, 2011	588
January 28, 2012	469
February 2, 2013	398
February 1, 2014	245
Thereafter	108
$2,820

Note 6 – Debt

Debt consists of the following as of (in thousands):

	January 31,	February 2,
	2009	2008
Revolving credit facility, interest (4.75% at January 31, 2009 and 7.42% at February 2, 2008) at prime rate plus 1.5% or
LIBOR plus 3%, maturing April 13, 2010, paid in full
on February 6, 2009.	$17,000	$17,000

Term loan facility, interest (8.25% at January 31, 2009 and
11% at February 2, 2008) at prime rate plus 5%, maturing
April 13, 2010.	6,000	6,000

Supplemental real estate credit facility, interest (15% at
January 31, 2009 and 11.5% at February 2, 2008) at prime rate plus 9% or LIBOR plus 10%, but no less than 15% during fiscal
year 2009, maturing April 13, 2010.	10,000	23,575

Mortgages payable, interest at 6.125% to 12%, maturing
at various dates through May 2, 2021.	3,634	3,912

Total debt	36,634	50,487

Less: current portion of long-term debt	17,296	278

Total long-term debt	$19,338	$50,209

Future maturities of debt are as follows (in thousands):

Maturities during the fiscal year ending:
January 30, 2010	17,296
January 29, 2011	16,321
January 28, 2012	259
February 2, 2013	229
February 1, 2014	243
Thereafter	2,286

$36,634

On April 13, 2005, the Company entered into a revolving credit and term loan facility with a group of financial institutions providing for a $130 million revolving credit facility and a $6 million term loan.  Also on April 13, 2005, the Company entered into a supplemental real estate credit facility with another group of lenders, providing for additional term loan borrowings of up to $28 million.  Borrowings under the revolving credit and term loan facility are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on realty owned by the Company.  Availability under both credit facilities is dependent on levels of eligible accounts receivable, inventory and certain other assets.

On October 10, 2008, the Company entered into amendments to its credit facilities that included the lenders’ consent for the Company to enter into a supply agreement with a third party (see Note 12).  In addition, the amendments provided for a reduction in the revolving credit commitments from $130 million to $100 million, to reflect the reduced size of the Company’s business and operations.

On December 18, 2008, the Company entered into amendments to its credit facilities that provided the lenders’ consent for the Company’s sale of the wholesale food distribution business to a third party (see Note 10) and provided for repayment of indebtedness from the proceeds of the sale.  In connection therewith, the Company repaid $15.3 million of the then-outstanding supplemental real estate credit facility during fiscal year 2009 and on February 6, 2009, the Company repaid the entire outstanding balance of the revolving credit facility.  This $17.0 million amount has been classified as a current liability as of January 31, 2009.  The amendments also extended the maturity date of both facilities from April 13, 2009 to April 13, 2010, effective upon the repayment of the entire outstanding balance of the revolving credit facility, and provided for a reduction in the revolving credit commitments from $100 million to $50 million, which includes a maximum sub-limit commitment for letters of credit of $47.5 million.  At January 31, 2009, outstanding letters of credit under the revolving credit facility, which are primarily associated with supporting workers’ compensation obligations, were approximately $38.4 million.

Provisions of both credit facilities, as amended, require the maintenance of $13.5 million of availability under the revolving credit facility and limit, among other things, the assumption of additional debt and the payment of dividends.  Availability is based on a calculation of the Company’s asset borrowing base less outstanding borrowings and letters of credit, which is also increased by certain cash balances.  These cash balances totaled $52.8 million at January 31, 2009.  Total availability in excess of outstanding borrowings and letters of credit was approximately $37.4 million at January 31, 2009.  Actual borrowings are limited to the $50 million credit commitment.  Borrowings in excess of outstanding balances are at the discretion of the lenders.

The carrying amount of debt reported in our balance sheet approximates fair value as of January 31, 2009, and February 2, 2008.

The Company also has borrowings under mortgages secured by first liens on the related properties.

Note 7 – Other Current and Other Non-Current Liabilities

Other current and non-current liabilities consist of the following as of (in thousands):

	January 31,	February 2,
	2009	2008
Other current liabilities:
Vacation and other compensated absences	$8,073	$9,116
Workers' compensation	4,323	7,636
Payroll and related payroll taxes	4,169	4,904
Employee benefits	3,910	4,144
Deferred income	2,965	1,038
State lottery	2,265	2,740
Accrued incentive pay	2,135	2,026
Gift certificates and gift cards	1,666	2,312
Utilities	1,579	1,940
General liability and health insurance	1,383	1,007
Other taxes payable	969	1,932
Employee severance	963	523
Professional fees	759	711
Other accrued liabilities	4,428	7,031
Total other current liabilities	$39,587	$47,060

Other non-current liabilities:
Workers' compensation	$16,392	$14,216
Store closing costs	5,996	8,417
Step rent liability	3,460	3,092
Unfavorable leases	1,708	2,646
General liability insurance	1,239	1,143
Asset retirement obligations	1,035	1,202
Other non-current liabilities	435	-
Total other non-current liabilities	$30,265	$30,716

Note 8 – Liabilities Subject to Compromise

In connection with the Company’s Chapter 11 bankruptcy proceedings, the Ohio Bureau of Workers’ Compensation (“OBWC”) filed priority and administrative claims aggregating $13.4 million for pre-petition unpaid workers’ compensation premiums and for reserves to pay future claims arising from existing injuries.  The OBWC also filed claims aggregating $1.8 million for alleged non-payment of post-petition premiums and for reserves to pay future claims arising from existing injuries.  On August 22, 2008, the Company and the OBWC filed a Notice of Presentment of Stipulation and Order with Respect to Settlement of Ohio Bureau of Workers’ Compensation Claims (the “Stipulation”) with the United States Bankruptcy Court for the Southern District of New York, pursuant to which the Company and the OBWC have agreed that the OBWC will release all potential claims against the Company in exchange for the following payments by the Company to the OBWC: a payment of $500,000 on September 9, 2008; and payments of $217,500 on each of the following dates: March 2, 2009; September 1, 2009; March 1, 2010; and September 1, 2010.  The Stipulation further provides that the payments to be made in 2010 shall be backed by a letter of credit.  The Bankruptcy Court approved the Stipulation on September 5, 2008, and the Company has made all required payments through May 2009.  In addition, the Company issued 290,491 shares of its common stock, par value $0.01 per share, to the OBWC during the quarter ended November 1, 2008.  As of January 31, 2009, the Company has accrued $870,000 related to the OBWC Chapter 11 claim, recording $435,000 in current liabilities and $435,000 in other non-current liabilities based upon the payment terms of the Stipulation.

In another matter, the Company settled a priority claim with COR Route 5 Company (“COR”) allegedly arising under an agreement for a sale-leaseback transaction.  On May 30, 2008, the Bankruptcy Court approved a stipulation, pursuant to which COR agreed to release all potential claims against the Company in exchange for a payment by the Company to COR of $1.1 million, to be made from an existing escrow account maintained during the pendency of the disputed claims. The Company made the required $1.1 million payment from the escrow account on June 9, 2008, and recorded the expense within selling and administrative expenses in the year ended January 31, 2009.  As part of the settlement with COR, the Company has granted COR a right of first refusal with respect to the sale, lease, transfer or other conveyance of the Company’s store located in Fayetteville, New York that was the subject of the dispute between the Company and COR (the “Property”).  Under the terms of this right, the Company must notify COR of any arm’s length written offer from an unaffiliated third party received for sale, lease, transfer or other conveyance of the Property and provide COR with the opportunity to consummate the proposed transaction on economic terms and conditions substantially similar to the terms contained in such third-party offer.

Note 9 – Income Taxes

Total income tax expense for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, consist of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Continuing operations:
Current tax (benefit) expense
Federal	$(3,170)	$-	$-
State	(427)	114	128

Deferred tax expense
Federal	7,264	-	-
State	1,078	-	-

Total income tax expense from continuing operations	$4,745	$114	$128

Discontinued operations:
Current tax expense
Federal	$3,170	$-	$-
State	576	-	-

Deferred tax expense
Federal	5,955	-	-
State	869	-	-

Total income tax expense from discontinued operations	$10,570	$-	$-

Total income tax expense	$15,315	$114	$128

The following is a reconciliation between the federal income tax benefit applicable to loss from continuing operations computed at the statutory federal income tax rate and actual income tax expense related to the loss from continuing operations (in thousands):

	Year Ended	Year Ended	Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007

Federal income tax benefit at statutory rate (35%)	$(10,265)	$(10,190)	$(9,081)
State income taxes, net of federal income tax effect	(467)	74	83
Non-deductible expenses	36	220	14
Valuation allowance	5,948	10,010	9,112
Deferred tax expense reclassified from other comprehensive income/(loss)	9,493	-	-
Total income tax expense	$4,745	$114	$128

An increase in the unfunded pension liability during the year ended January 31, 2009, attributable to a decline in the market value of securities held in defined benefit pension plans resulted in an unrecognized actuarial loss recorded in accumulated other comprehensive income (loss) which substantially offset unrecognized actuarial gains previously recorded in other accumulated other comprehensive income (loss) in prior years (see Note 11).  A deferred tax asset attributable to the increase in the unfunded pension liability was recognized and offset by a corresponding increase in valuation allowance resulting in no tax benefit being credited to other comprehensive income (loss) in the year ended January 31, 2009.  This resulted in approximately $9.1 million of deferred tax charges recorded in prior years related to the unrecognized actuarial gains remaining in accumulated other comprehensive income (loss) that have been reclassified to income tax expense in the year ended January 31, 2009.

The significant components of deferred income tax assets (liabilities) are as follows (in thousands):

	January 31, 2009	February 2, 2008
Current deferred tax assets (liabilities):
Reserves and accruals	$10,644	$12,496
Valuation allowance	(10,154)	(9,550)
Current deferred tax assets	490	2,946

Inventories	(7,863)	(14,431)
Net current deferred tax liabilities	(7,373)	(11,485)

Non-current deferred tax assets (liabilities):
Reserves and accruals	10,939	10,953
Pensions	9,895	2,468
Fixed assets	9,229	1,117
Goodwill	1,318	2,585
Capital lease obligations	3,594	4,031
Net operating loss carryforward	28,020	34,891
Unfavorable leases	685	-
Valuation allowance	(60,099)	(45,654)
Non-current deferred tax asset	3,581	10,391

Beneficial leases and other intangible assets	(1,131)	(4,725)
Capital leases	(2,973)	(3,226)
Non-current deferred tax lability	(4,104)	(7,951)

Net non-current deferred tax asset (liability)	(523)	2,440

Net deferred tax liability	$(7,896)	$(9,045)

At January 31, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $68.7 million available to offset future taxable income from 2010 to 2028.  The utilization of the Company's net operating loss carryforwards may be limited in a given year in the event of a significant ownership change.

A valuation allowance of $70.3 million and $55.2 million was recorded at January 31, 2009 and February 2, 2008, respectively, to offset the net operating loss carryforward and other deferred tax assets to the extent it is more likely than not, based upon available evidence, that the recorded value will not be realized.  Realization is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of certain taxable temporary differences.  In providing the valuation allowance, no reversal of the taxable temporary difference arising from a portion of LIFO inventory was considered to occur during such period since the period in which such reversal may occur is not presently determinable.  During the years ended January 31, 2009, February 2, 2008, and February 3, 2007, the valuation allowance increased by $15.1 million, $14.8 million, and $10.8 million, respectively.

To the extent net operating loss carryforwards or deductible temporary differences arising prior to the Company’s emergence from Chapter 11 proceedings for which a valuation allowance has been provided were realized, the resulting benefits were allocated to reduce intangible assets.  As of January 31, 2009, approximately $8.2 million of the valuation allowance relates to pre-reorganization net operating loss carryforwards and deductible temporary differences after reduction of $17.8 million, which has reduced intangible assets.  In accordance with SFAS 141(R), future utilization of such benefits will reduce income tax expense.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”), on February 4, 2007.  From the date of adoption through January 31, 2009, the Company had no unrecognized tax benefits for uncertain tax positions.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts will be accrued and classified as a component of income tax expense.

The Company is no longer subject to federal, state, and local income tax examinations by tax authorities for years before fiscal year 2004.  However, to the extent utilized, the Company's net operating loss carryforwards arising in such years remain subject to examination.  During the year ended January 31, 2009, the Internal Revenue Service completed an examination of the Company’s tax returns for fiscal years 2004 through 2007.  The IRS examination resulted in no changes to the Company’s tax returns as filed for those years.  The Company’s New York State tax returns for fiscal years 2004 through 2008 are currently under examination by the New York State Department of Taxation and Finance.  To date, the New York State Department of Taxation and Finance has made information document requests.

Note 10 – Dispositions and Discontinued Operations

Sale of the wholesale food distribution business segment

On December 21, 2008, the Company completed the sale of its wholesale food distribution business segment for total cash consideration of $40.2 million, which included $12.6 million related to the sale of accounts receivable of the wholesale business.  Other assets included in the transaction consisted primarily of unrecognized intangible assets, including customer lists, customer relationships, and intellectual property.  Transaction costs totaled $0.8 million.  The consideration received by the Company is subject to a true-up calculation based on the volume of shipments to certain wholesale customers in the twelve months immediately following the sale (see Note 12).  The Company recognized a gain on the sale of the wholesale business of $26.8 million during the fourth quarter of fiscal year 2009.  In accordance with SFAS 144, the results of operations of the wholesale food distribution business have been reported within discontinued operations for the year ended January 31, 2009, and all prior periods.

For a period of time, the Company will continue to generate cash flows that are associated with the disposed wholesale food distribution business.  The activities that give rise to these cash flows result from agreements that facilitate the transition of business operations.  Specifically, the Company entered into a transition services agreement, under which certain logistical services will be provided to the buyer for a period of three years following the transaction, and a third-party logistics agreement, under which certain administrative, support, and warehousing and distribution services will be provided to the buyer for a period of at least two years following the transaction.  Management has performed an assessment of the ongoing cash flows between the Company and the disposed component following the transaction under the guidance in EITF Abstracts Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), and concluded that they are not significant.  This conclusion was based primarily on the amount of the continuing cash flows with the disposed component as a percentage of the cash flows of the disposed component absent the disposal transaction.  Neither of these agreements provides the Company with significant continuing involvement in the operations of the disposed component following the disposal transaction.

Fiscal Year 2009 Dispositions

During the year ended January 31, 2009, the Company disposed of twenty stores, of which fifteen were closed, three were sold to third parties who became customers of the wholesale food distribution business prior to December 21, 2008, and two were sold for net proceeds of approximately $7.8 million (resulting in a gain on sale of approximately $4.7 million, recognized in the fourth quarter of fiscal year 2009).  It is anticipated that significant revenues will migrate from customers of five of the closed stores to Company-owned stores located in the same vicinity.  Accordingly, the results of operations of these five stores have been reported within continuing operations.  The results of operations of the other fifteen stores have been included within discontinued operations for the year ended January 31, 2009, and for prior periods.

On February 5, 2009, the Company closed one store.  As of January 31, 2009, the assets of this store met the criteria to be classified as held for sale; however the net book value of those assets was not significant.  The results of operations of the store have been included within discontinued operations for the year ended January 31, 2009, and for prior periods.

During the year ended January 31, 2009, the Company recorded an asset impairment charge of $5.1 million within continuing operations in accordance with SFAS 144.  This amount consisted of approximately $3.1 million related to stores closed during the year, approximately $1.2 million related to an impairment of the assets of three stores held and used as of January 31, 2009, and approximately $0.8 million in other smaller impairments.  Additionally, an asset impairment charge of approximately $3.3 million is included within gain from discontinued operations for the year ended January 31, 2009, related to stores closed during the year.  The Company generally utilized third-party appraisals to determine fair value of assets when calculating impairment.  Where third-party appraisals were not available, the Company estimated fair value using the expected present value technique described in SFAS 144.

Fiscal Year 2008 Dispositions

During the year ended February 2, 2008, the Company closed three stores.  It was anticipated that revenues would continue to be generated from customers of two of the closed stores since one store was located in the same vicinity of another Company store and another store would continue to be supplied by the Company’s distribution centers.  The revenue and operating results of this last store and the remaining closed store which was sold were not significant.

During the year ended February 2, 2008, the Company recorded an asset impairment charge of $0.5 million in accordance with SFAS 144.  This represents the amount by which the cash flows of two stores were not expected to recover the carrying value of those asset groups.

Fiscal Year 2007 Dispositions

During the year ended February 3, 2007, the Company disposed of five stores, of which four were closed and one was sold.  It was anticipated that revenues would continue to be generated from customers of three of these closed stores from Company stores located in the same vicinity.  In addition, it was anticipated that the sold store would continue to be serviced from the Company’s distribution centers, thereby continuing to generate cash flows for the Company.  The revenue and operating results of the two remaining stores were not significant.

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

Discontinued operations – bakery

On January 2, 2008, as a result of the loss of a significant customer, the Company announced the closing of its commercial bakery operation.  In accordance with the provisions of SFAS 144, the results of operations of the commercial bakery operation for the current and prior periods have been reported as discontinued operations.  The Company recorded a loss on disposal of $8.2 million during the year ended February 2, 2008, consisting of a $1.6 million loss on write-down of the facilities’ assets to fair value, a $3.1 million withdrawal liability related to participation in a multi-employer pension plan, $2.4 million related to employee severance, and $1.1 million of other costs.

Discontinued operations consist of the following for the years ended January 31, 2009, February 2, 2008, and February 3, 2007 (in thousands):

	Year Ended	Year Ended	Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007

Bakery - loss on disposal	$-	$(8,200)	$-
Bakery - results of operations	(155)	(3,070)	(587)
Wholesale food distribution - gain on sale of assets	26,813	-	-
Wholesale food distribution - results of operations	3,983	2,051	449
Retail stores - gain on sale of assets (1)	6,031	-	-
Retail stores - loss on store closings (2)	(746)	-	-
Retail stores - asset impairment charge (3)	(3,294)	-	-
Retail stores - results of operations (4)	(5,589)	(3,262)	(1,739)

Gain / (loss) from discontinued operations, excluding taxes	$27,043	$(12,481)	$(1,877)

(1)	Includes gain on sale of assets associated with eight stores disposed of by the Company.
(2)	Includes loss on store closings associated with five stores disposed of by the Company.
(3)	Includes asset impairment charges associated with ten stores disposed of by the Company.
(4)	Includes results of operations of sixteen stores disposed of by the Company.

Wholesale food distribution results of operations includes revenues of $203.1 million, $208.3 million, and $215.4 million for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.  Retail stores results of operations includes revenues of $64.9 million, $115.3 million, and $125.3 million for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.  Revenues of the commercial bakery operation amounted to $12.0 million and $17.0 million for the years ended February 2, 2008 and February 3, 2007, respectively.  Interest expense of $3.1 million, $3.9 million, and $3.1 million is included within “Wholesale food distribution - results of operations” for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.  The amounts were based on the principal amount of debt that was required to be paid with the proceeds from the sale of the segment.

Note 11 – Retirement Plans

Following the merger of two plans during the fiscal year ended January 31, 2009, the Company now has three noncontributory defined benefit pension plans covering certain union personnel.  The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.  For the Company’s plans, normal retirement age is either 62 or 65, but provisions are made for earlier retirement.  Benefits are determined either on average annual compensation and years of service, or as a pre-determined amount for each year of service.  Full vesting occurs upon completion of five years of service.  Assets of the Company’s pension plans primarily consist of investments in publicly traded equity and debt securities.

Actuarial gains and losses are amortized subject to the corridor method, which consists of amortizing over the remaining service lives of active employees only the portion of net cumulative actuarial gains and losses that exceeds the greater of 10% of either the projected benefit obligation or the fair value of the plan assets.

During the fiscal year ended January 31, 2009, the Company recorded $24.0 million of net unrecognized actuarial losses and during the years ended February 2, 2008 and February 3, 2007, recorded net unrecognized actuarial gains of $13.3 million and $3.2 million, respectively, resulting in a corresponding increase and reduction in the defined benefit pension plan liability at such dates.  The loss recorded during the year ended January 31, 2009, was a result of actual return on plan assets as compared to assumptions estimated by management in the actuarial valuation for the Plans as well as certain other actuarial assumptions.  The gain recorded during the year ended February 2, 2008,  primarily related to a reduction in the defined benefit obligation of the Company’s most significant defined benefit plan resulting from adjustments of actuarial assumptions relating to participants’ status.  Unrecognized losses and gains were recognized as an element of other comprehensive loss and recorded in other accumulated other comprehensive (loss) income.

A curtailment occurred in two plans due to a significant decrease in future working years as a result of store closings during the year ended January 31, 2009.  The total curtailment gain of $2.1 million reduced the projected benefit obligation to calculate the unfunded status of the plans at January 31, 2009.  Approximately $2.0 million of the curtailment was recognized as net periodic pension benefit during the year ended January 31, 2009, while $0.1 million of the gain was included in unrecognized net actuarial loss in other comprehensive loss as of January 31, 2009.

The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status as of January 31, 2009 and February 2, 2008:

	January 31,	February 2,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$(92,310)	$(106,798)
Service cost	(1,253)	(1,980)
Interest cost	(5,897)	(6,238)
Actuarial gain	984	17,478
Curtailments / amendment	2,119	(25)
Benefits paid	5,035	5,253
Benefit obligation at end of year	$(91,322)	$(92,310)

Change in plan assets:
Fair value of plan assets at beginning of year	$85,984	$84,647
Actual return on plan assets	(18,812)	2,128
Employer contributions	3,282	4,462
Benefits paid	(5,035)	(5,253)
Fair value of plan assets at end of year	$65,419	$85,984

Underfunded status (included in non-current liabilities)	$(25,903)	$(6,326)

Amounts recorded in accumulated other comprehensive (loss) income on a pre-tax basis consist of net actuarial loss (gain) of $0.5 million and $(24.6) million as of January 31, 2009 and February 2, 2008, respectively.  Amounts recorded in accumulated other comprehensive loss will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s accounting policy for amortizing such amounts.  Approximately $0.1 million is expected to be recognized as a component of net periodic pension cost for the year ending January 30, 2010.

Amounts recognized as components of net periodic pension (benefit) cost are as follows:

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Components of net periodic pension cost:

Service cost	$1,253	$1,980	$1,982
Interest cost	5,897	6,238	5,975
Expected return on plan assets	(6,372)	(6,386)	(5,975)
Curtailment gain	(2,032)	-	-
Amortization of net actuarial gains	(945)	(118)	-

Net periodic pension (benefit) cost	$(2,199)	$1,714	$1,982

Changes in plan assets and benefit obligations recognized in comprehensive loss are as follows (amounts are before tax):

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Net periodic pension (benefit) cost	$(2,199)	$1,714	$1,982

Incurred net actuarial loss (gain)	24,040	(13,337)	(3,172)
Amortization of net actuarial gain	945	118	-
Total recognized in other comprehensive loss (income)	24,985	(13,219)	(3,172)

Total recognized in comprehensive loss	$22,786	$(11,505)	$(1,190)

The weighted-average assumptions used to determine the net benefit obligation as of year-end are as follows:

	January 31,	February 2,
	2009	2008

Discount rate	6.51%	6.43%
Rate of compensation increase	3.00%	3.00%

The weighted-average assumptions used to determine the net periodic pension (benefit) cost are as follows:

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Discount rate	6.43%	5.97%	5.68%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected return on plan assets	7.50%	7.50%	7.50%

The target and actual investment allocations of the Company’s pension plan assets are as follows:

	January 31, 2009		February 2, 2008
	Target Range	Actual Allocation	Target Range	Actual Allocation

Equity securities	50% to 60%	44%	50% to 60%	51%
Debt securities	40% to 50%	42%	40% to 50%	38%
Cash and other	0% to 10%	14%	0% to 10%	11%

The Company’s investment policies and strategies for the pension benefit plans use target allocations for individual asset categories.  The Company’s investment goals are to maximize returns subject to specific risk management policies.  The Company, in conjunction with its investment advisers and plan trustees, meets quarterly and annually to review investment performance and actual allocation versus target allocation.  The Company considers the actual asset categories of the invested assets and the historical rates of return of those categories as the basis for establishing the expected long-term rate of return on plan assets.

Within the cash and other asset category there is approximately $7.7 million and $8.3 million of real estate holdings that comprise approximately 11.8% and 10.5% of the category at January 31, 2009 and February 2, 2008, respectively.  The real estate investment is a common collective trust that primarily invests in core institutional-quality office, retail, industrial and multi-family properties located throughout the United States and is diversified by product type, geographic region and economic exposure in order to mitigate investment risk.  The asset is a level 3 investment as defined under SFAS 157 and is valued on a quarterly basis following a calendar year.  While the investment is an open-end fund, requests for redemption of units in the fund are subject to a redemption notice that may be redeemed in installments as funds become available for such purpose.

For the years ended January 31, 2009, February 2, 2008, and February 3, 2007, the Company contributed $3.3 million, $4.5 million, $4.3 million, respectively, to the defined benefit pension plans.  For the year ending January 31, 2010, the Company expects to contribute $4.0 million to these plans.

The amount of benefits expected to be paid in the future is as follows (in thousands):

Year	Amount

2010	$5,008
2011	5,162
2012	5,220
2013	5,455
2014	5,638
2015-2019	31,525

The Company maintains a 401(k) savings plan for eligible employees.  The plan provides for matching contributions by the Company for all employees not covered by other union pension plans.  The Company’s contributions aggregated $1.7 million, $1.9 million, and $1.4 million  for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.

The Company also participates through its collective bargaining agreements that provide for employer contributions to fund union-sponsored pension and other benefits.  The Company’s contributions aggregated $4.9 million, $4.9 million, and $5.2 million for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.  The Company incurred a withdrawal liability from one plan of $3.1 million during the year ended February 2, 2008, in connection with the closing of the commercial bakery operation.  While the Company has not indicated an intention to withdraw from any other multiemployer plan, such withdrawal could result in an obligation to the plans for a portion of unfunded benefit obligations of the particular plans.  The Company’s remaining aggregate withdrawal liability at January 31, 2009, is approximately $77 million.  Approximately 87% of the Company’s employees are unionized, 93% of whom are members of one union.

Note 12 – Commitments and Contingencies

The United States Attorney Office for the Northern District of New York (the “USAO”) and the Securities and Exchange Commission (“SEC”) have been conducting investigations relating to certain of the Company’s accounting practices and policies prior to the Company’s emergence from bankruptcy in April 2005.  The Company has been cooperating with these investigations and has produced documents and made Company employees available for interviews as requested.

On September 17, 2007, the SEC filed civil fraud charges against the Company’s former Chief Marketing Officer and former Vice President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company’s income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. These officers had been terminated by the Company in February 2006.  The SEC's complaint further alleges that the individuals deceived the Company’s accounting personnel to carry out their fraudulent scheme and aided and abetted the Company’s violations of the Securities Exchange Act of 1934 and rules thereunder.  In addition, on the same date, the USAO announced that a federal grand jury has returned an indictment against the above-mentioned individuals on related criminal charges.

On September 30, 2008, the Company reached a settlement with the SEC with respect to its ongoing investigation.  Without admitting or denying the allegations in the SEC’s complaint, the Company agreed to settle the charges by consenting to a permanent injunction against any future violations of the federal securities laws. The SEC imposed no fines or monetary penalties on the Company. As part of the settlement, the Company has hired an independent examiner who will provide annual reports to the SEC, the USAO and the Company’s board on, among other things, the Company’s promotional-allowance internal controls and financial reporting. The examiner will serve for three years.  Other settlement terms included the Company’s consent to reform its internal controls and policies and procedures related to promotional allowances, as well as implementation of a telephone hotline for associates and vendors to anonymously notify the company of misconduct related to promotional allowances.

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

If the USAO determines that the Company has deliberately given false, incomplete or misleading information under the agreement, or if the Company commits a crime or otherwise knowingly, intentionally and materially violates any provision of the agreement, then the Company may be subject to prosecution for any federal criminal violation of which the USAO has knowledge, including any federal criminal violation relating to the matters subject to the USAO’s investigation. The Company agreed that any such prosecutions that are not time-barred by the applicable statute of limitations on the date of the agreement may be commenced against the Company notwithstanding the expiration of the statute of limitations after the date of the agreement.

The Company has incurred significant legal costs associated with these matters to date and may continue to do so.  These costs are recorded in selling and administrative expenses as incurred.

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

The Company enters into various purchase commitments in the ordinary course of business.  In the opinion of management, no losses are expected to result from these purchase commitments.  In connection with the supply agreement for grocery and other non-perishable merchandise (see Note 4), the Company is obligated to generate annual fees of at least $3.0 million to the supplier.  In connection with the five-year supply agreement for general merchandise and health and beauty products (see Note 10), the Company is obligated to pay a fee of 1.5% of the amount by which purchases by the Company are less than $20 million in each six-month period during the term of the agreement.

As discussed in Note 10, the consideration received by the Company for the sale of the wholesale food distribution business is subject to a true-up calculation based on the volume of shipments to certain wholesale customers in the twelve months immediately following the sale compared to the Company’s fiscal year ended February 2, 2008 (the “Base Year”).

In connection with the sale of the wholesale food distribution business (see Note 10), we currently guarantee the future lease payments to be made by the owners of certain independent grocery stores for a period of one to seven years.  The aggregate future lease payments guaranteed by the Company was $0.7 million as of January 31, 2009.

See Note 6 with respect to commitments under outstanding stand-by letters of credit.

Note 13 – Preferred Stock

On December 13, 2007, the Company issued 10,000 shares of $.01 par value Series A Convertible Preferred Stock to entities affiliated with certain principal common shareholders for an aggregate purchase price of $10 million.  The preferred stock accrues dividends at a rate of 8% per annum and is convertible into shares of the Company’s common stock after December 13, 2008, at a conversion price of $16.12 per share.  As of January 31, 2009, no shares had been converted.  The preferred stock is redeemable at the option of the Company after December 13, 2009, provided the market price of the common stock of the Company exceeds $20.96 per share for 20 consecutive days.  Upon a sale of the Company, as defined, the holders of the preferred stock will have the option to receive 108% of the original purchase price of the shares and all accrued but unpaid dividends.  As of January 31, 2009, accumulated preferred stock dividends aggregated $0.9 million.

Note 14 – Stock Award Plan

On December 15, 2006, the Company established the 2006 Omnibus Award Plan (the “Award Plan”).  Pursuant to the provisions of the Award Plan, the Company can grant stock options, restricted stock, phantom stock and stock appreciation rights.  The number of shares of common stock that can be granted is limited to 902,268 in the aggregate.

On December 15, 2006, the Company granted an aggregate of 150,000 shares of phantom stock to two officers of the Company.  The awards provide for a payment in cash on the settlement date of May 1, 2009, or earlier in certain circumstances, of the difference between the value of the Company’s common stock on the grant date and the settlement date.  In accordance with SFAS 123(R) the awards are being accounted for as compensation expense and a corresponding liability over the period to settlement date based on changes in the value of the Company’s common stock.  On October 1, 2007, 100,000 of these shares were forfeited.

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

Compensation expense amounting to $0.2 million and $0.1 million was recognized during the years ended February 2, 2008 and February 3, 2007, respectively, in connection with the Award Plan.  Compensation benefit amounting to $0.2 million was recognized during the year ended January 31, 2009, in connection with the Award Plan.

Note 15 – Net Loss Per Share

Basic and diluted net loss per share is based on the net loss available to common stockholders (computed by increasing the net loss by preferred stock dividends for the period) and the number of shares of common stock issued and estimated to be issued pursuant to the Company’s bankruptcy reorganization plan.  Shares of common stock issued and estimated to be issued in settlement of claims filed in the Company’s Chapter 11 proceeding are treated as outstanding as of the effective date of the Company’s bankruptcy reorganization plan.  Shares of common stock estimated to be issued in connection with the settlement of remaining claims were 188,164 at February 2, 2008 and 201,055 at February 3, 2007.  There are no shares of common stock estimated to be issued as of January 31, 2009 as a result of settling all claims relating to the bankruptcy reorganization.  Diluted loss per share for the years ended January 31, 2009 and February 2, 2008, does not include 626,550 shares of common stock issuable on the conversion of the preferred stock as the effect is anti-dilutive.

Net loss per basic and diluted share is calculated as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Loss from continuing operations	$(34,070)	$(29,227)	$(26,073)
Less: cumulative preferred stock dividends	(800)	(112)	-
Loss available to common stock holders	(34,870)	(29,339)	(26,073)
Gain (loss) from discontinued operations	16,473	(12,481)	(1,877)
Net loss available to common stockholders	$(18,397)	$(41,820)	$(27,950)

Weighted average shares	8,641,676	8,501,323	8,498,752

Loss per share from continuing operations	$(4.04)	$(3.45)	$(3.07)
Gain (loss) per share from discontinued operations	1.91	(1.47)	(0.22)

Net loss per share - basic and diluted	$(2.13)	$(4.92)	$(3.29)

Note 16 – Supplemental Cash Flow Information

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Cash paid for interest	$7,245	$8,053	$7,183

Cash paid for income taxes	$217	$114	$128

Non-cash reduction in intangible assets (1)	$6,824	$5,693	$2,068

(1)      To the extent the Company realizes net operating loss carryforwards or deductible temporary differences that arose prior to the Company’s emergence from bankruptcy for which a valuation allowance has been provided, the resulting benefits are allocated to reduce intangible assets that were recognized upon emergence from bankruptcy.

Note 17 – Reorganization and Other Expenses

Reorganization expense includes professional fees and other expenses incurred in connection with the Company’s Chapter 11 bankruptcy proceedings.  Other expenses for the year ended February 2, 2008, consist of $4.8 million in professional fees and other expenses incurred in connection with a proposed acquisition that was not consummated.

Note 18 – Quarterly Financial Data (unaudited)

Summarized below is quarterly financial data for the years ended January 31, 2009 and February 2, 2008:

	January 31, 2009
	1st	2nd	3rd	4th
	13 Weeks	13 Weeks	13 Weeks	13 Weeks
	Ended	Ended	Ended	Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009
Fiscal 2009
Sales from continuing operations	$211,685	$228,051	$214,542	$218,024
Gross profit on sales from continuing operations	66,351	69,610	65,587	65,439
Loss from continuing operations	(12,274)	(2,827)	(4,541)	(14,428)
(Loss) / income from discontinued operations	(158)	(570)	(1,044)	18,245 (1)
Net (loss) / income	(12,431)	(3,397)	(5,585)	3,816
Basic and diluted loss per share from continuing operations	(1.44)	(0.36)	(0.54)	(1.70)
Basic and diluted net loss per share	(1.47)	(0.42)	(0.67)	0.43

	February 2, 2008
	1st	2nd	3rd	4th
	13 Weeks	13 Weeks	13 Weeks	13 Weeks
	Ended	Ended	Ended	Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008
Fiscal 2008
Sales from continuing operations	$218,232	$234,995	$219,417	$223,304
Gross profit on sales from continuing operations	68,152	74,393	69,293	66,961
Loss from continuing operations	(7,178)	(4,972)	(7,918)	(9,159)
(Loss) / income from discontinued operations	(232)	60	(1,658)	(10,651	) (2)
Net (loss) / income	(7,410)	(4,912)	(9,576)	(19,810)
Basic and diluted loss per share from continuing operations	(0.84)	(0.59)	(0.93)	(1.09)
Basic and diluted net loss per share	(0.87)	(0.58)	(1.13)	(2.34)

(1)	Includes a $26.8 million gain on sale of the wholesale food distribution business.

(2)	Includes an $8.2 million loss on disposal of the commercial bakery operations.

SCHEDULE II—Valuation and Qualifying Accounts
(in thousands)

		Column C
		Additions
Column A	Column B				Column D		Column E
	Balance at	Charged to		Charged to			Balance at
	Beginning of	Costs and		Other			End of
Description	Period	Expense		Accounts	Deductions		Period

2009

Allowance for bad debts	$5,690	$(98)		$-	$(2,916	) (2)	$2,676
Reserve for
closed stores	8,417	1,166		-	(3,587)		5,996
Deferred tax asset
valuation allowance	55,204	21,873	(1)	-	(6,824	) (3)	70,253

2008

Allowance for bad debts	$3,736	$2,444		$-	$(490)		$5,690
Reserve for
closed stores	1,851	7,832		-	(1,266)		8,417
Deferred tax asset
valuation allowance	40,480	20,417		-	(5,693	)(3)	55,204

2007

Allowance for bad debts	$3,174	$1,324		$-	$(762)		$3,736
Reserve for
closed stores	655	1,475		-	(279)		1,851
Deferred tax asset
valuation allowance	29,722	12,826		-	(2,068	) (3)	40,480

(1)
Amount includes approximately $9.1 million of valuation allowance recorded in other comprehensive income related to the deferred tax asset attributable to the tax effects of the unrecognized actuarial loss (see Note 9).

(2)
Deductions from the allowance for bad debt amount for the year ended January 31, 2009, include allowances that were sold as part of the wholesale food distribution business.  Amount is included within the gain on sale of the wholesale business, as a component of discontinued operations.

(3)	Deductions relate to reversal of the valuation allowance related to utilization of pre-reorganization net operating loss carryforwards.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended.  In designing and implementing our disclosure controls and procedures, management recognized all internal control systems have inherent limitations, including the possibility of circumvention and overriding the control.  Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“US GAAP).  The Company’s management assessed the effectiveness of our internal controls over financial reporting as of January 31, 2009.  In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that our internal controsl over financial reporting are effective as of January 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding management’s report of our internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c) Remediation of Prior Year Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, we had a material weakness in our entity-level control environment in that we did not file interim financial results through Form 10-Q for the fiscal year ending February 2, 2008, in accordance with US GAAP within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The principal factor that contributed to our inability to file any Form 10-Q for the fiscal year ending February 2, 2008, was the lack of a sufficient complement of personnel to prepare and file these interim financial statements on a timely basis.

As of January 31, 2009, our management implemented a number of remediation measures to address the previously-reported material weakness in internal control over financial reporting, including:

•         We have completed our annual and interim reporting requirements for the period ended February 2, 2008.  Additionally, we completed all interim reporting for the period ended January 31, 2009.

•         Management has hired additional personnel with the technical knowledge, experience, and training in the application of generally accepted accounting principles and public reporting requirements commensurate with our external reporting and US GAAP requirements.

•         We have improved our procedures and internal controls to help ensure interim financial statements are prepared and filed on a timely basis.

(d)  Changes in Internal Control Over Financial Reporting

Except as otherwise indicated above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter and fiscal year ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the captions “Election of Directors” and “Executive Officers” in the Company’s Proxy Statement to be filed in connection with the Company’s Annual Meeting of Stockholders to be held on or about June 15, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the caption “Executive Compensation” in the Company’s Proxy Statement to be filed in connection with the Company’s Annual Meeting of Stockholders to be held on or about June 15, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed in connection with the Company’s Annual Meeting of Stockholders to be held on or about June 15, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the caption “Compensation of Directors” in the Company’s Proxy Statement to be filed in connection with the Company’s Annual Meeting of Stockholders to be held on or about June 15, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 appears in the Company’s Proxy Statement to be filed in connection with the Company’s Annual Meeting of Stockholders to be held on or about June 15, 2009, under the caption “Principal Accountant Fees and Services” is incorporate herein by reference.

PART VI

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(b)	(1) List of Financial Statements
.
Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(2) List of Financial Statement Schedules

Valuation and Qualifying Accounts (Schedule II)

(3)    List of Exhibits

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

2.3	Asset Purchase Agreement, dated as of December 17, 2008, between the Company and C&S Wholesale Grocers, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 23, 2008).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-A12G/A filed on April 13, 2005).

3.2	Amended and Restated By-Laws of Penn Traffic (incorporated by reference to Exhibit 2 to Form 8-A12G/A filed on June 29, 1999).

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

10.7	Consulting Agreement, dated as of June 29, 2006, between The Penn Traffic Company and Robert J. Kelly (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 30, 2006).

10.8	Offer Letter, dated May 2, 2007, between The Penn Traffic Company and Tod A. Nestor (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 9, 2007).

10.9	The Penn Traffic Company 2006 Omnibus Award Plan (incorporated by reference to Exhibit 99.4 to the Form 8-K filed on December 18, 2006).

10.10	Form of The Penn Traffic Company Phantom Stock Award Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 18, 2007).

10.11
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

10.12
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

10.13	Promotion letter, dated October 1, 2007, addressed to Gregory J. Young (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on October 1, 2007).

10.14
Registration Rights Agreement, dated as of December 13, 2007, by and among The Penn Traffic Company and each of the purchasers set forth therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2007).

10.15
Securities Purchase Agreement, dated December 13, 2007, by and among The Penn Traffic Company and each of the purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2007).

10.16
Fourth Amendment to Credit Agreement, dated as of March 27, 2008 to the Credit Agreement, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; General Electric Capital Corporation; JP Morgan Chase Bank, N.A.; The CIT Group/Business Credit; GECC Capital Markets Group, Inc.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 31, 2008).

10.17
Fourth Amendment, dated as of March 27, 2008, to the Supplemental Loan Credit Agreement, dated as of April 13, 2005, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; Kimco Capital Corp.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on March 31, 2008).

10.18	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on June 10, 2008).

10.19	Form of Bonus Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on June 10, 2008).

10.20†
Amended and Restated Penn Traffic Company Supply Agreement, dated September 10, 2008, between The Penn Traffic Company and C&S Wholesale Grocers, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on December 11, 2008).

10.21
Fifth Amendment, Acknowledgement and Consent to Credit Agreement, dated as of October 10, 2008 to the Credit Agreement, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; General Electric Capital Corporation; JP Morgan Chase Bank, N.A.; The CIT Group/Business Credit; GECC Capital Markets Group, Inc.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on December 11, 2008).

10.22
Acknowledgment and Consent, dated as of October 10, 2008, to the Supplemental Loan Credit Agreement, dated as of April 13, 2005, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; Kimco Capital Corp.; and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on December 11, 2008).

10.23
Non-Prosecution Agreement, dated October 28, 2008, between The Penn Traffic Company and the U.S. Attorney’s Office for the Northern District of New York (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on December 11, 2008).

10.24*
Sixth Amendment, Acknowledgement and Consent and Waiver to Credit Agreement, dated as of December 18, 2008 to the Credit Agreement, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; General Electric Capital Corporation; JP Morgan Chase Bank, N.A.; The CIT Group/Business Credit; GECC Capital Markets Group, Inc.; and the other lenders signatory thereto from time to time.

10.25*
Fifth Amendment, Acknowledgement and Consent and Waiver to Credit Agreement, dated as of December 18, 2008, to the Supplemental Loan Credit Agreement, dated as of April 13, 2005, among The Penn Traffic Company, Penny Curtiss Baking Company, Inc. and Big M Supermarkets, Inc., as borrowers; the other credit parties signatory thereto; Kimco Capital Corp.; and the other lenders signatory thereto from time to time.

10.26†	Third Party Logistics Agreement, dated December 17, 2008, between the Company and C&S Wholesale Grocers, Inc. (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on December 29, 2008).

10.27†	Transition Services Agreement, dated December 17, 2008, between the Company and C&S Wholesale Grocers, Inc. (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on December 29, 2008).

10.28†
First Amendment to Amended and Restated Penn Traffic Company Supply Agreement, dated December 21, 2008, between The Penn Traffic Company and C&S Wholesale Grocers, Inc. (incorporated by reference to Exhibit 2.4 to the Form 8-K filed on December 29, 2008).

10.29	Form of Bonus Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 31, 2008).

21.1	Subsidiaries of The Penn Traffic Company (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on August 17, 2007).

31.1*	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to confidential treatment with regard to such portions granted by the SEC.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 21st day of April 2009.

THE PENN TRAFFIC COMPANY

By:	/s/ Gregory J. Young
Name:	Gregory J. Young
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Kelly	Chairman of the Board	April 21, 2009
Robert J. Kelly

/s/ John E. Burke	Director	April 21, 2009
John E. Burke

/s/ Kevin P. Collins	Director	April 21, 2009
Kevin P. Collins

/s/ Ben Evans	Director	April 21, 2009
Ben Evans

/s/ Alan C. Levitan	Director	April 21, 2009
Alan C. Levitan

/s/ Kurt M. Cellar	Director	April 21, 2009
Kurt M. Cellar

/s/ Scott Sozio	Director	April 21, 2009
Scott Sozio

/s/ Gregory J. Young	President and Chief Executive Officer	April 21, 2009
Gregory J. Young	and Director (Principal Executive Officer)

/s/ Tod A. Nestor	Senior Vice President and	April 21, 2009
Tod A. Nestor	Chief Financial Officer (Principal Financial
and Accounting Officer)