Form 10-Q
period 2009-05-02
PENN TRAFFIC CO
filed 2009-06-12
CIK 77155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒           NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐           NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES ☒           NO ☐

Common Stock, par value $.01 per share:  8,779,832 shares outstanding as of June 10, 2009

FORM 10-Q INDEX

			PAGE
PART I. FINANCIAL INFORMATION

Item	1.	Financial Statements	4

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item	4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item	1.	Legal Proceedings	20

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item	6.	Exhibits	20

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-Q, including without limitation, statements included in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact, are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  These forward-looking statements include statements relating to our anticipated financial performance and business prospects.  Statements preceded by, followed by or that include words such as “believe”, “anticipate”, “estimate”, “expect”, “could”, “may”, and other similar expressions are to be considered such forward-looking statements.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as the risks set forth in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009; general economic and business conditions; economic and competitive uncertainties; our ability to improve operating performance and effectuate business plans; our ability to operate pursuant to the terms of our credit facilities and to comply with the terms of our lending agreements or to amend or modify the terms of such agreements as may be needed from time to time; our ability to generate cash; our ability to attract and maintain adequate capital; our ability to refinance our indebtedness; increases in prevailing interest rates; our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; competition, including increased capital investment and promotional activity by our competitors; availability, location and terms of sites for store development; the successful implementation of our capital expenditure program; labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to our sponsored pension plans; the result of our pursuit of strategic alternatives; our ability to pursue strategic alternatives; changes in strategies; changes in generally accepted accounting principles; adverse changes in economic and political climates around the world, including terrorist activities and international hostilities; and the outcome of pending, or the commencement of any new, legal proceedings against, or governmental investigations of us.  We caution that the foregoing list of important factors is not exhaustive.  Accordingly, there can be no assurance that we will meet future results, performance or achievements expressed or implied by such forward-looking statements, which are generally required to be publicly revised as circumstances change, and which we do not intend to update.

PART I

ITEM 1.      Financial Statements

The Penn Traffic Company
Condensed Consolidated Balance Sheets
(In thousands)

	May 2,	January 31,
	2009	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$35,617	$56,434
Accounts and notes receivable (less allowance for doubtful accounts of $2,213 and $2,676, respectively)	19,019	19,454
Inventories	42,677	44,306
Prepaid expenses and other current assets	5,638	5,990
Total current assets	102,951	126,184

Capital leases:
Capital leases	10,768	10,768
Less: Accumulated amortization	(3,603)	(3,357)
Capital leases, net	7,165	7,411

Fixed assets:
Land	9,036	9,036
Buildings	12,663	12,538
Equipment and furniture	78,596	80,819
Vehicles	8,077	8,020
Leasehold improvements	11,502	10,906
Total fixed assets	119,874	121,319
Less: Accumulated depreciation	(69,659)	(68,019)
Fixed assets, net	50,215	53,300

Other assets:
Intangible assets, net	2,572	2,883
Other assets	3,699	3,936
Total other assets	6,271	6,819

Total assets	$166,602	$193,714

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Balance Sheets, continued
(In thousands, except share and per share data)

	May 2,	January 31,
	2009	2009
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of obligations under capital leases	$1,463	$1,519
Current maturities of long-term debt (Note 5)	16,302	17,296
Accounts payable	10,465	8,119
Other current liabilities	38,079	39,848
Deferred income taxes (Note 6)	7,261	7,373
Total current liabilities	73,570	74,155

Non-current liabilities:
Obligations under capital leases	7,131	7,443
Long-term debt (Note 5)	3,260	19,338
Defined benefit pension plan liability (Note 8)	25,560	25,903
Deferred income taxes (Note 6)	571	523
Other non-current liabilities	29,697	30,265
Total non-current liabilities	66,219	83,472
Total liabilities	139,789	157,627

Commitments and contingencies (Notes 4, 5, 8, and 9)

Stockholders’ equity (Note 11):
Preferred stock - authorized 1,000,000 shares, $.01 par value;10,000 shares issued and outstanding at May 2, 2009 and January 31, 2009	100	100
Common stock - authorized 15,000,000 shares, $.01 par value;8,641,676 shares issued and outstanding at May 2, 2009 and January 31, 2009	86	86
Capital in excess of par value	128,148	128,148
Deficit	(101,247)	(91,953)
Accumulated other comprehensive loss	(274)	(294)
Total stockholders’ equity	26,813	36,087

Total liabilities and stockholders’ equity	$166,602	$193,714

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Quarter Ended	Quarter Ended
	May 2,	May 3,
	2009	2008

Revenues	$200,077	$212,107

Cost and operating expenses
Cost of sales	137,809	145,990
Selling and administrative expenses	68,960	74,201
Loss / (gain) on sale of assets	49	(484)
Loss on store closings	12	519
Asset impairment charge	123	809
	206,953	221,035

Operating loss	(6,876)	(8,928)

Interest expense	2,020	1,529
Reorganization and other expenses	23	110

Loss from continuing operations
before income taxes	(8,919)	(10,567)

Income tax (benefit) / expense (Note 6)	(37)	156

Loss from continuing operations	(8,882)	(10,723)

Discontinued operations (Note 7)
Loss from discontinued operations	(412)	(1,708)
Net loss	$(9,294)	$(12,431)

Net loss per share -
basic and diluted: (Note 3)
Loss per share from continuing operations	$(1.05)	$(1.26)
Loss per share from discontinued operations	$(0.05)	$(0.20)

Net loss per share - basic and diluted	$(1.10)	$(1.46)

Basic and diluted shares outstanding and to be issued	8,641,676	8,650,110

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Quarter Ended	Quarter Ended
	May 2,	May 3,
	2009	2008

Operating activities:
Net loss	$(9,294)	$(12,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,646	5,664
Provision for doubtful accounts	133	619
Loss / (gain) on sale of assets	49	(1,874)
Asset impairment charge	123	2,604
Amortization of deferred finance costs	261	333
Deferred income taxes	(64)	92
Phantom stock	73	131

Net change in operating assets and liabilities:
Accounts and notes receivable	302	4,083
Prepaid expenses and other current assets	352	1,026
Inventories	1,629	1,691
Other assets	(25)	(4)
Accounts payable and other current liabilities	577	(8,067)
Liabilities subject to compromise	-	(1,103)
Defined benefit pension plan liability	(323)	(847)
Other non-current liabilities	(534)	(1,302)

Net cash used in operating activities	(2,095)	(9,385)

Investing activities:
Capital expenditures	(1,398)	(1,764)
Proceeds from sale of assets	116	3,498

Net cash (used in) provided by investing activities	(1,282)	1,734

Financing activities:
Payment of mortgages	(72)	(72)
Net repayments under revolving credit facility	(17,000)	-
Reduction in capital lease obligations	(368)	(316)
Payment of deferred financing costs	-	(1,084)

Net cash used in financing activities	(17,440)	(1,472)

Net decrease in cash and cash equivalents	(20,817)	(9,123)

Cash and cash equivalents at beginning of period	56,434	20,916

Cash and cash equivalents at end of period	$35,617	$11,793

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Stockholders’ Equity
For the unaudited period January 31, 2009 to May 2, 2009
(In thousands, except share data)

			Capital in		Accumulated Other	Total
	Preferred	Common	Excess of		Comprehensive	Stockholders'
	Stock	Stock	Par Value	Deficit	(Loss) Income	Equity

Balance at January 31, 2009	$100	$86	$128,148	$(91,953)	$(294)	$36,087

Net loss				(9,294)		(9,294)

Amortization of net actuarial loss in net pension benefit cost					20	20

Comprehensive loss						(9,274)

Balance at May 2, 2009	$100	$86	$128,148	$(101,247)	$(274)	$26,813

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Penn Traffic Company and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring deferrals and accruals) considered necessary for a fair presentation have been included. The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The balance sheet as of January 31, 2009, has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The Company emerged from Chapter 11 bankruptcy proceedings and applied fresh-start reporting effective April 16, 2005, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

All significant intercompany transactions and accounts have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Reporting Periods

The Company’s fiscal year ends each year on the Saturday closest to January 31. Fiscal year 2010 is the 52-week period ending January 30, 2010. Fiscal year 2009 was the 52-week period ended January 31, 2009. The information presented in this Quarterly Report on Form 10-Q is for the 13-week quarter ended May 2, 2009.

Operating Segments

On December 21, 2008, the Company completed the sale of its wholesale food distribution business segment. Subsequent to that date, the Company consists of one operating segment, the retail food segment.

Note 2 – Recent Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, which delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Effective February 1, 2009, the Company adopted FSP 157-2, which did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) changes the accounting for business combinations, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Additionally, for business combinations in which the acquisition date was before the effective date of SFAS 141(R), the requirements of SFAS 109, “Accounting for Income Taxes”, as amended by SFAS 141(R), are applied prospectively. The Company currently maintains a full valuation allowance against its deferred tax assets. Prior to the effective date of SFAS 141(R), deferred income tax benefits resulting from the reversal of valuation allowances related to net operating loss carry-forwards and deductible temporary differences that existed at the time of our emergence from bankruptcy protection reduced intangible assets. Under SFAS 141(R), these income tax benefits are recognized as an adjustment to income tax expense. Effective February 1, 2009, the Company adopted SFAS 141(R), which did not have a material effect on the Company’s consolidated financial statements for the quarter ended May 2, 2009, but which could have a significant impact on our future financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Effective February 1, 2009, the Company adopted SFAS 160, which had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, and will enhance the disclosures associated with postretirement benefit plans in the Company’s consolidated financial statements for the fiscal year ending January 30, 2010.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB 28, “Interim Financial Reporting”, to require companies to include the disclosures about the fair value of financial instruments required by SFAS 107 whenever it issues interim financial information. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt this FSP and include the required disclosures for the period ended May 2, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim and fiscal periods beginning after June 15, 2009. Management expects that the adoption of this statement will not have a material effect on the consolidated financial statements.

Note 3 - Per Share Data

Basic and diluted net loss per share is based on the net loss available to common stockholders and the number of shares of common stock issued and estimated to be issued pursuant to the Company’s bankruptcy reorganization plan. Diluted loss per share for the quarters ended May 2, 2009 and May 3, 2008, does not include 689,146 and 639,923 shares of common stock, respectively, issuable on the conversion of preferred stock, which was issued in December 2007, as the effect is anti-dilutive. The following table details the calculation of our basic and diluted per share data (amounts in thousands, except share and per share data):

	Quarter Ended	Quarter Ended
	May 2,	May 3,
	2009	2008

Loss from continuing operations	$(8,882)	$(10,723)
Less: cumulative preferred stock dividends	(200)	(200)
Loss available to common stock holders	(9,082)	(10,923)
Loss from discontinued operations	(412)	(1,708)
Net loss available to common stockholders	$(9,494)	$(12,631)

Weighted average shares	8,641,676	8,650,110

Loss per share from continuing operations	$(1.05)	$(1.26)
Loss per share from discontinued operations	(0.05)	(0.20)

Net loss per share - basic and diluted	$(1.10)	$(1.46)

Note 4 – Liabilities Subject to Compromise

In connection with the Company’s Chapter 11 bankruptcy proceedings, the Ohio Bureau of Workers’ Compensation (“OBWC”) filed priority and administrative claims aggregating $13.4 million for pre-petition unpaid workers’ compensation premiums and for reserves to pay future claims arising from existing injuries.  The OBWC also filed claims aggregating $1.8 million for alleged non-payment of post-petition premiums and for reserves to pay future claims arising from existing injuries.  On August 22, 2008, the Company and the OBWC filed a Notice of Presentment of Stipulation and Order with Respect to Settlement of Ohio Bureau of Workers’ Compensation Claims (the “Stipulation”) with the United States Bankruptcy Court for the Southern District of New York, pursuant to which the Company and the OBWC have agreed that the OBWC will release all potential claims against the Company in exchange for the following payments by the Company to the OBWC: a payment of $500,000 on September 9, 2008; and payments of $217,500 on each of the following dates: March 2, 2009; September 1, 2009; March 1, 2010; and September 1, 2010.  The Stipulation further provides that the payments to be made in 2010 shall be backed by a letter of credit.  The Bankruptcy Court approved the Stipulation on September 5, 2008, and the Company has made all required payments through May 2009.  In addition, the Company issued 290,491 shares of its common stock, par value $0.01 per share, to the OBWC during the year ended January 31, 2009.  As of May 2, 2009, the Company has accrued $652,500 related to the OBWC Chapter 11 claim, recording $435,000 in current liabilities and $217,500 in other non-current liabilities based upon the payment terms of the Stipulation.

Note 5 – Long-term Debt

The Company maintains a revolving credit and term loan facility with a group of financial institutions providing for a $50 million revolving credit facility commitment that includes a maximum sub-limit commitment for letters of credit of $47.5 million, and a $6 million term loan.  The Company also maintains a supplemental real estate credit facility with another group of lenders providing for additional term loan borrowings of up to $10 million.  The maturity date of both facilities is April 13, 2010.  Borrowings under the revolving credit and term loan facility are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on real estate owned by the Company.  Availability under both credit facilities is dependent on levels of eligible accounts receivable, inventory and certain other assets.  On February 6, 2009, the Company repaid the entire outstanding balance of $17 million on the revolving credit facility.

Provisions of both credit facilities require the maintenance of $13.5 million of availability under the revolving credit facility and limit, among other things, the assumption of additional debt and the payment of dividends.  Availability is based on a calculation of the Company’s asset borrowing base less outstanding borrowings and letters of credit, which is also increased by certain cash balances totaling $32.9 million at May 2, 2009.  Outstanding letters of credit under the revolving credit facility, which are primarily associated with supporting workers’ compensation obligations, were approximately $39.7 million at May 2, 2009.  Total availability in excess of outstanding borrowings and letters of credit was approximately $30.5 million at May 2, 2009.  Actual borrowings are limited to the $50 million credit commitment and the $47.5 million letter of credit sub-limit.  Revolving loan advances in excess of outstanding balances are at the discretion of the lenders.

The carrying amount of debt reported in our balance sheet approximates fair value as of May 2, 2009, and January 31, 2009.

The Company also has $3.6 million in borrowings under mortgages, maturing at various dates through 2021, secured by first liens on the related properties.

Note 6 – Income Taxes

The Company maintains a full valuation allowance against substantially all of its deferred tax assets including amounts resulting from net operating loss carry-forwards.  The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized.

The Company does not have any material tax positions that meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the quarter ended May 2, 2009, there have been no material changes to the amount of uncertain tax positions.

For federal tax purposes, the Company is subject to a review of its fiscal year ended 2008 tax return. The Company’s New York State tax returns for the fiscal years ended 2004 through 2008 are currently under examination by the New York State Department of Taxation and Finance.  To date, the New York State Department of Taxation and Finance has made information document requests. For other states’ tax purposes, the Company is subject to a review of its fiscal years ended 2005 through 2008 state tax returns.

Note 7 – Dispositions and Discontinued Operations

Dispositions

During the quarter ended May 2, 2009, the Company closed three stores.  The assets of one store met the criteria to be classified as held for sale at January 31, 2009; however the net book value of those assets was not significant.  The results of operations of that store were included within discontinued operations for the year ended January 31, 2009, and for prior periods.  The results of operations of the other two stores were determined to be immaterial and are reported within continuing operations.  An impairment loss of $0.1 million was recognized with respect to assets related to closed stores in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.   Also, the Company recorded a liability of less than $0.1 million, representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the two closed stores in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

During the quarter ended May 3, 2008, the Company closed five stores and sold one store.  The Company anticipated that revenues would continue to be generated from customers of one of the five closed stores from Company stores located in the same vicinity.  Accordingly, the results of operations of this store were included in continuing operations.  The Company no longer has a presence in the vicinity of the other four closed stores and has reported the results of operations of those stores within discontinued operations.  The store that was sold resulted in cash proceeds of $1.8 million and an associated leasehold gain of $1.3 million for the quarter ended May 3, 2008, which is reported within discontinued operations along with that store’s results of operations.

During the quarter ended May 3, 2008, an impairment loss of $2.6 million was recognized with respect to the assets related to the five closed stores.  In addition, the Company recorded a liability of $0.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could reasonably be obtained for the five closed stores.  In addition, certain ongoing maintenance expense related to the bakery operations have been classified as discontinued operations in the quarter ended May 3, 2008.

Discontinued Operations

Discontinued operations consist of the following for the quarters ended May 2, 2009, and May 3, 2008 (in thousands):

	Quarter Ended May 2, 2009	Quarter Ended May 3, 2008

Bakery - results of operations	$-	$(10)
Wholesale food distribution - results of operations	-	788
Retail stores - gain on sale of assets	-	1,390
Retail stores - loss on store closings	-	(402)
Retail stores - asset impairment charge	-	(1,795)
Retail stores - results of operations	(412)	(1,679)

Loss from discontinued operations	$(412)	$(1,708)

Note 8 – Retirement Plans

The Company has three noncontributory defined benefit pension plans covering certain union personnel.  The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.

The following table provides the components of net periodic pension cost / (benefit) (in thousands):

	Quarter Ended	Quarter Ended
	May 2,	May 3,
	2009	2008
	(unaudited)

Service cost	$269	$313
Interest cost	1,444	1,474
Expected return on plan assets	(1,217)	(1,593)
Amortization of unrecognized actuarial loss / (gain)	20	(236)

Net periodic pension cost / (benefit)	$516	$(42)

For the quarters ended May 2, 2009 and May 3, 2008, the Company contributed $0.8 million and $0.8 million, respectively, to the defined benefit pension plans.

The Company maintains a 401(k) savings plan for eligible employees.  The plan provides for contributions by the Company for all employees not covered by other union pension plans.  The Company’s contributions aggregated $0.3 million and $0.4 million for the quarters ended May 2, 2009 and May 3, 2008, respectively.

The Company also participates in three union-sponsored, multi-employer defined benefit pension plans.  The Company recognizes as net pension expense any required contributions made during the period and recognizes as a liability any required contributions that are due and unpaid.   For the quarters ended May 2, 2009 and May 3, 2008, the Company contributed $1.2 million and $1.2 million, respectively, to the multi-employer defined benefit pension plans.  Approximately 87% of the Company’s employees are unionized, 93% of whom are members of one union.

Note 9 – Commitments and Contingencies

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

The Company enters into various purchase commitments in the ordinary course of business.  In the opinion of management, no losses are expected to result from these purchase commitments.  In connection with the supply agreement for grocery and other non-perishable merchandise, the Company is obligated to generate annual fees of at least $3.0 million to the supplier.  In connection with the five-year supply agreement for general merchandise and health and beauty products, the Company is obligated to pay a fee of 1.5% of the amount by which purchases by the Company are less than $20 million in each six-month period during the term of the agreement.

The consideration received by the Company for the sale of the wholesale food distribution business is subject to a true-up calculation based on the volume of shipments to certain wholesale customers in the twelve months immediately following the sale compared to the Company’s fiscal year ended February 2, 2008.

Note 10 – Stock Award Plan

On December 15, 2006, the Company established the 2006 Omnibus Award Plan (the “Award Plan”).  Pursuant to the provisions of the Award Plan, the Company can grant stock options, restricted stock, phantom stock and stock appreciation rights.  The number of shares of common stock that can be granted are limited to 902,268 in the aggregate.

At May 2, 2009, there were 188,260 shares of phantom stock granted, 100,000 shares of phantom stock forfeited, and 88,260 shares of phantom stock outstanding to officers and non-officer directors.  There are no shares of phantom stock unvested as of May 2, 2009.  In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” the awards are being accounted for as compensation expense and a corresponding liability over the period to settlement date based on changes in the value of the Company’s common stock.  Compensation expense was $0.1 million for the quarters ended May 2, 2009 and May 3, 2008, respectively.

Note 11 – Subsequent Event

On May 14, 2009, the holder of 2,000 shares of Penn Traffic preferred stock elected to convert their shares into shares of Penn Traffic common stock.  In accordance with the provisions of the preferred stock, the Company issued 138,156 shares of common stock to the holder on the date of conversion.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We operate 80 supermarkets in upstate New York, Pennsylvania, Vermont and New Hampshire; including corporate-owned stores under the “BiLo”, “P&C”, and “Quality” trade names.

Our primary objective is to enhance the in-store experience of our customers and improve our long-term financial performance.  Under the direction of our senior team, we are focusing on rebuilding our core business.  This means re-establishing basic disciplines and reemphasizing and instilling a much stronger profitable growth culture around sales and margin, as well as delivering a sufficient economic return on assets.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the quarters ended May 2, 2009 and May 3, 2008.

	Quarter Ended May 2, 2009	Quarter Ended May 3, 2008

Revenues	100.0%	100.0%

Gross profit (1)	31.1%	31.2%

Selling and administrative expenses	34.5%	35.0%

Loss / (gain) on sale of assets	0.0%	-0.2%

Loss on store closings	0.0%	0.2%

Asset impairment charge	0.0%	0.4%

Operating loss	-3.4%	-4.2%

Interest expense	1.0%	0.8%

Reorganization and other expenses	0.0%	0.1%

Loss from continuing operations before income taxes	-4.4%	-5.1%

Income tax expense	0.0%	0.1%

Loss from continuing operations	-4.4%	-5.2%

Loss from discontinued operations	-0.2%	-0.7%

Net loss	-4.6%	-5.9%

(1)	Revenues less cost of sales.

Quarter Ended May 2, 2009 and Quarter Ended May 3, 2008

Revenues

Revenues for the quarter ended May 2, 2009 decreased to $200.1 million from $212.1 million for the quarter ended May 3, 2008.  The $12.0 million decrease in revenues was mainly attributable to a reduction in the number of stores reported within continuing operations, from 87 at May 3, 2008, to 80 at May 2, 2009, as well as a 4.8% decline in same store sales.

Gross Profit

Gross profit was $62.3 million, or 31.1% of revenues, for the quarter ended May 2, 2009, compared to $66.1 million, or 31.2% of revenues, for the quarter ended May 3, 2008.  The $3.8 million decrease is primarily the result of decreased sales discussed above.  Gross profit percentage remained relatively steady, reflecting the impact of increased commodity costs that were not fully passed on to customers in order to maintain value, offset by a continued increase in sales of higher-margin private label and signature products.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended May 2, 2009 were $69.0 million, or 34.5% of revenues, compared to $74.2 million, or 35.0% of revenues, for the quarter ended May 3, 2008.  The $5.2 million decrease in selling and administrative expenses is comprised primarily of decreases in salary and wages of $1.3 million, professional fees of $1.2 million, advertising of $1.1 million, bad debt expense of $0.8 million, and utilities of $0.6 million. The decrease in selling and administrative expenses was mainly driven by the closure of stores detailed above.  Additionally, we are beginning to see the positive impact of cost-reduction initiatives implemented during fiscal years 2009 and 2010.

Depreciation and Amortization

Depreciation and amortization expense was $4.6 million, or 2.3% of revenues, for the quarter ended May 2, 2009, compared to $5.7 million, or 2.7% of revenues, for the quarter ended May 3, 2008.  The decrease in depreciation and amortization during the quarter ended May 2, 2009, was primarily due to a $6.8 million write-down of intangible assets made in fiscal year 2009 in conjunction with the recognition of deferred income tax benefits attributable to the reversal of valuation allowance of pre-reorganization net operating loss carry-forwards for prior years, as well as a decrease in gross depreciable assets relating to the closure of 17 stores since the quarter ended May 3, 2008.

Loss / (Gain) on Sale of Assets and Loss on Store Closings

Loss / (gain) on sale of assets and loss on store closings totaled $0.1 million, or less than 0.1% of revenues, for the quarter ended May 2, 2009, compared to a net of $0.0 million, or less than 0.1% of revenues, for the quarter ended May 3, 2008.

Asset Impairment Charge

Asset impairment charge was $0.1 million, or less than 0.1% of revenues, for the quarter ended May 2, 2009, compared to $0.8 million, or 0.4% of revenues, for the quarter ended May 3, 2008.  This reflects the larger number of stores closed during the first quarter of fiscal 2009.

Operating Loss

Operating loss for the quarter ended May 2, 2009, was $6.9 million, or 3.4% of revenues, compared to the operating loss of $8.9 million, or 4.2% of revenues, for the quarter ended May 3, 2008.

Interest Expense

Interest expense for the quarter ended May 2, 2009, was $2.0 million, or 1.0% of revenues, compared to the interest expense of $1.5 million, or 0.8% of revenues, for the quarter ended May 3, 2008.  The increase is primarily the result of miscellaneous financing and legal fees associated with the payment of our revolving line of credit during the quarter ended May 2, 2009, as well as increased amortization of deferred financing fees compared to the prior year.  Additionally, interest expense for the quarter ended May 3, 2008, excludes $0.8 million of interest expense attributable to the wholesale business, which is included within discontinued operations.

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes for the quarter ended May 2, 2009 was $8.9 million, or 4.4% of revenues, compared $10.6 million, or 5.1% of revenues, for the quarter ended May 3, 2008.  The $1.7 million decrease in loss from continuing operations before income taxes is primarily due to a decrease in selling and administrative expenses (as a result of decreased payroll, professional fees, and advertising) and asset impairment, partially offset by a decrease in sales.

Net Loss

Net loss for the quarter ended May 2, 2009 was $9.3 million, or 4.6% of revenues, compared to a net loss of $12.4 million, or 5.9% of revenues, during the quarter ended May 3, 2008.

Liquidity and Capital Resources

Overview

As of May 2, 2009, we had cash and cash equivalents of $35.6 million and total debt outstanding of $28.2 million (consisting of $6.0 million in a term loan facility, $10.0 million in a supplemental real estate credit facility, $3.6 million in mortgages payable, and $8.6 million in capital lease obligations).  We also have the ability to draw down our revolving credit facilities, subject to borrowing base restrictions.  As of May 2, 2009, the revolving credit commitment available to us is $50.0 million.  We note, however, that as a result of the calculation of our asset borrowing base of collateral, the revolving credit available to borrow is significantly lower than $50 million.  As of May 2, 2009, total availability in excess of outstanding borrowings and letters of credit is $30.5 million.  We are required to maintain a minimum of $13.5 million in excess revolver availability.  As of May 2, 2009, we were above that minimum requirement by $17.0 million.

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

Financial Results

Operating Activities

Cash used in operating activities for the quarter ended May 2, 2009, was $2.1 million as compared to cash used in operating activities of $9.4 million for the quarter ended May 3, 2008.  For the quarter ended May 2, 2009, we incurred a net loss of $9.3 million, adjustments for non cash items of $5.2 million, and a net decrease in operating assets of $2.0 million.  For the quarter ended May 3, 2008, we incurred a net loss of $12.4 million, adjustments for non-cash items of $7.6 million, and a net increase in operating assets of $4.5 million.

Investing Activities

Cash used in investing activities for the quarter ended May 2, 2009, was $1.3 million compared to cash provided by investing activities of $1.7 million for the quarter ended May 3, 2008.  The $3.0 million decrease was due to a decrease in proceeds from the sale of fixed assets ($0.1 million compared to $3.5 million), the result of closing fewer stores in the quarter ended May 2, 2009.

Financing Activities

Cash used in financing activities for the quarters ended May 2, 2009, and May 3, 2008, was $17.4 million and $1.5 million, respectively.  The increase primarily reflects the $17.0 million payment of our revolving line of credit during the quarter ended May 2, 2009.

Borrowings

The Company maintains a revolving credit and term loan facility with a group of financial institutions providing for a $50 million revolving credit facility commitment which includes a maximum sub-limit commitment for letters of credit of $47.5 million, and a $6 million term loan.  The Company also maintains a supplemental real estate credit facility with another group of lenders, providing for additional term loan borrowings of up to $10 million.  The maturity date of both facilities is April 13, 2010.  Borrowings under the revolving credit and term loan facility are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on real estate owned by the Company.  Availability under both credit facilities is dependent on levels of eligible accounts receivable, inventory and certain other assets.  On February 6, 2009, the Company repaid the entire outstanding balance of $17.0 million on the revolving credit facility.

Provisions of both credit facilities require the maintenance of $13.5 million of availability under the revolving credit facility and limit, among other things, the assumption of additional debt and the payment of dividends.  Availability is based on a calculation of the Company’s asset borrowing base less outstanding borrowings and letters of credit, which is also increased by certain cash balances totaling $32.9 million at May 2, 2009.  Outstanding letters of credit under the revolving credit facility, which are primarily associated with supporting workers’ compensation obligations, were approximately $39.7 million at May 2, 2009.  Total availability in excess of outstanding borrowings and letters of credit was approximately $30.5 million at May 2, 2009.  Actual borrowings are limited to the $50 million credit commitment and the $47.5 million letter of credit sub-limit.  Revolving loan advances in excess of outstanding balances are at the discretion of the lenders.

The Company also has $3.6 million in borrowings under mortgages secured by first liens on the related properties.

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

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at May 2, 2009, was $16.0 million with a weighted average interest rate of 12.5%.  A 1.0% change in interest rates would impact pre-tax income by $0.2 million based on the debt outstanding May 2, 2009.  In addition to the variable rate debt, we had $3.6 million of fixed rate debt outstanding at May 2, 2009 with a weighted average interest rate of 6.5%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rule and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Based on their current observations, members of management, with input, where appropriate, from members of the audit committee, have concluded that our disclosure controls and procedures were effective as of May 2, 2009, in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control over Financial Reporting

There have been no changes during the quarter ended May 2, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, and to Note 9 to the Consolidated Condensed Financial Statements included in Part I of this Report on Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2009, CR Intrinsic Investors LLC, the holder of 2,000 shares of our Series A Convertible Preferred Stock, par value $0.01 per share, elected to convert such shares into shares of our common stock.  In accordance with the provisions of such preferred stock, we issued 138,156 shares of our common stock to CR Intrinsic Investors LLC on the date of conversion.  The Company received no proceeds as a result of this transaction.

ITEM 6.	EXHIBITS

The following are filed as Exhibits to this Report:

Exhibit No.	Description

10.1	Board of Directors Compensation Agreement

31.1	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of CEO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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