Form 10-Q
period 2009-08-01
PENN TRAFFIC CO
filed 2009-09-15
CIK 77155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒           NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐           NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES ☒           NO ☐

Common Stock, par value $.01 per share:  8,779,832 shares outstanding as of September 15, 2009

FORM 10-Q INDEX

			PAGE
PART I. FINANCIAL INFORMATION

Item	1.	Financial Statements	4

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item	4T.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item	1.	Legal Proceedings	25

Item	6.	Exhibits	25

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-Q, including without limitation, statements included in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact, are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  These forward-looking statements include statements relating to our anticipated financial performance and business prospects.  Statements preceded by, followed by or that include words such as “believe”, “anticipate”, “estimate”, “expect”, “could”, “may”, and other similar expressions are to be considered such forward-looking statements.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as the risks set forth in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009; general economic and business conditions; economic and competitive uncertainties; our ability to improve operating performance and effectuate business plans; our ability to operate pursuant to the terms of our credit facilities and to comply with the terms of our lending agreements or to amend or modify the terms of such agreements as may be needed from time to time; our ability to generate cash; our ability to attract and maintain adequate capital; our ability to refinance our indebtedness; increases in prevailing interest rates; our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; competition, including increased capital investment and promotional activity by our competitors; availability, location and terms of sites for store development; the successful implementation of our capital expenditure program; labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to our sponsored pension plans; the result of our pursuit of strategic alternatives; our ability to pursue strategic alternatives; changes in strategies; changes in generally accepted accounting principles; adverse changes in economic and political climates around the world, including terrorist activities and international hostilities; and the outcome of pending, or the commencement of any new, legal proceedings against, or governmental investigations of us.  We caution that the foregoing list of important factors is not exhaustive.  Accordingly, there can be no assurance that we will meet future results, performance or achievements expressed or implied by such forward-looking statements, which are generally required to be revised as circumstances change, and which we undertake no obligation to update.

PART I

ITEM 1.           Financial Statements

The Penn Traffic Company
Condensed Consolidated Balance Sheets
(In thousands)

	August 1,	January 31,
	2009	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$32,351	$56,434
Accounts and notes receivable (less allowance for
doubtful accounts of $1,876 and $2,676, respectively)	18,213	19,454
Inventories	40,817	44,306
Prepaid expenses and other current assets	6,054	5,990
Total current assets	97,435	126,184

Capital leases:
Capital leases	10,768	10,768
Less: Accumulated amortization	(3,850)	(3,357)
Capital leases, net	6,918	7,411

Fixed assets:
Land	9,036	9,036
Buildings	12,670	12,538
Equipment and furniture	79,308	80,819
Vehicles	8,077	8,020
Leasehold improvements	12,366	10,906
Total fixed assets	121,457	121,319
Less: Accumulated depreciation	(73,993)	(68,019)
Fixed assets, net	47,464	53,300

Other assets:
Intangible assets, net	2,532	2,883
Other assets	3,541	3,936
Total other assets	6,073	6,819

Total assets	$157,890	$193,714

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Balance Sheets, continued
(In thousands, except share and per share data)

	August 1,	January 31,
	2009	2009
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of obligations under capital leases	$1,383	$1,519
Current maturities of long-term debt (Note 5)	16,308	17,296
Accounts payable	11,866	8,119
Other current liabilities	35,374	39,848
Deferred income taxes (Note 6)	7,240	7,373
Total current liabilities	72,171	74,155

Non-current liabilities:
Obligations under capital leases	6,832	7,443
Long-term debt (Note 5)	3,181	19,338
Defined benefit pension plan liability (Note 8)	25,196	25,903
Deferred income taxes (Note 6)	528	523
Other non-current liabilities	30,431	30,265
Total non-current liabilities	66,168	83,472
Total liabilities	138,339	157,627

Commitments and contingencies (Notes 4, 5, 8, and 9)

Stockholders’ equity (Note 10):
Preferred stock - authorized 1,000,000 shares, $.01 par value; 8,000 and
10,000 shares issued and outstanding at August 1, 2009
and January 31, 2009, respectively	-	-
Common stock - authorized 15,000,000 shares, $.01 par value;
8,779,832 and 8,641,676 shares issued and outstanding at August 1, 2009
and January 31, 2009, respectively	88	86
Capital in excess of par value	128,246	128,248
Deficit	(108,513)	(91,953)
Accumulated other comprehensive loss	(270)	(294)
Total stockholders’ equity	19,551	36,087

Total liabilities and stockholders’ equity	$157,890	$193,714

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Quarter Ended		Year to Date
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Revenues	$208,792	$228,303	$408,868	$440,410

Cost and operating expenses
Cost of sales	144,587	159,061	282,395	305,050
Selling and administrative expenses	69,570	70,500	138,528	144,700
Gain on sale of assets	(108)	(177)	(58)	(661)
Loss on store closings	-	-	12	519
Asset impairment charge	-	276	123	1,086
	214,049	229,660	421,000	450,694

Operating loss	(5,257)	(1,357)	(12,132)	(10,284)

Interest expense	1,647	1,330	3,667	2,859
Reorganization and other expenses	130	71	152	181

Loss from continuing operations before income taxes	(7,034)	(2,758)	(15,951)	(13,324)

Income tax (benefit) / expense (Note 6)	(58)	120	(93)	277

Loss from continuing operations	(6,976)	(2,878)	(15,858)	(13,601)

Discontinued operations (Note 7)
Loss from discontinued operations	(290)	(519)	(702)	(2,227)
Net loss	$(7,266)	$(3,397)	$(16,560)	$(15,828)

Net loss per share - basic and diluted: (Note 3)
Loss per share from continuing operations	$(0.82)	$(0.36)	$(1.87)	$(1.62)
Loss per share from discontinued operations	$(0.03)	$(0.06)	$(0.08)	$(0.26)

Net loss per share - basic and diluted	$(0.85)	$(0.42)	$(1.95)	$(1.88)

Weighted average shares outstanding	8,761,614	8,650,110	8,701,645	8,650,110

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Period	For the Period
	February 1, 2009	February 3, 2008
	to August 1, 2009	to August 2, 2008

Operating activities:
Net loss	$(16,560)	$(15,828)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,294	11,412
Provision for doubtful accounts	82	582
Loss / (gain) on sale of assets	151	(1,801)
Asset impairment charge	123	3,003
Amortization of deferred finance costs	530	466
Deferred income taxes	(128)	285
Phantom stock compensation expense / (benefit)	45	(100)

Net change in operating assets and liabilities:
Accounts and notes receivable	1,159	3,833
Prepaid expenses and other current assets	(64)	316
Inventories	3,489	4,998
Other assets	(136)	24
Accounts payable and other current liabilities	(1,036)	(17,363)
Liabilities subject to compromise	-	(1,103)
Defined benefit pension plan liability	(683)	(1,499)
Other non-current liabilities	336	(1,340)

Net cash used in operating activities	(3,398)	(14,115)

Investing activities:
Capital expenditures	(3,017)	(4,250)
Proceeds from sale of assets	224	4,128

Net cash used in investing activities	(2,793)	(122)

Financing activities:
Payment of mortgages	(145)	(139)
Net repayments under revolving credit facility	(17,000)	-
Reduction in capital lease obligations	(747)	(664)
Payment of deferred financing costs	-	(1,084)

Net cash used in financing activities	(17,892)	(1,887)

Net decrease in cash and cash equivalents	(24,083)	(16,124)

Cash and cash equivalents at beginning of period	56,434	20,916

Cash and cash equivalents at end of period	$32,351	$4,792

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Stockholders’ Equity
For the unaudited period January 31, 2009 to August 1, 2009
(In thousands, except share data)

			Capital in		Accumulated Other	Total
	Preferred	Common	Excess of		Comprehensive	Stockholders'
	Stock	Stock	Par Value	Deficit	(Loss) / Income	Equity

Balance at January 31, 2009	$-	$86	$128,248	$(91,953)	$(294)	$36,087

Net loss				(16,560)		(16,560)

Issuance of 138,156 shares of common
stock in conversion of preferred stock		2	(2)			-

Amortization of net actuarial loss
in net pension benefit cost					24	24

Comprehensive loss						(16,536)

Balance at August 1, 2009	$-	$88	$128,246	$(108,513)	$(270)	$19,551

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

Reporting Periods

The Company’s fiscal year ends on the Saturday closest to January 31.  Fiscal year 2010 is the 52-week period ending January 30, 2010.  Fiscal year 2009 was the 52-week period ended January 31, 2009.  The information presented in this Quarterly Report on Form 10-Q is for the 13-week periods ended (“quarter ended”) and the 26-week periods ended (“year to date ended”) August 1, 2009, and August 2, 2008.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB 28, “Interim Financial Reporting”, to require companies to include the disclosures about the fair value of financial instruments required by SFAS 107 whenever it issues interim financial information.  This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to adopt this FSP and include the required disclosures beginning with the period ended May 2, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim and fiscal periods ending after June 15, 2009.  The Company adopted this standard in the current period.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards CodificationTM” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects that the adoption of this statement will not have a material effect on the consolidated financial statements or disclosures.

Note 3 - Per Share Data

Basic and diluted net loss per share is based on the net loss available to common stockholders and the number of shares of common stock issued and estimated to be issued pursuant to the Company’s bankruptcy reorganization plan.  Diluted loss per share for the fiscal quarters ended August 1, 2009 and August 2, 2008, does not include 561,216 and 652,468 shares of common stock, respectively, issuable on the conversion of preferred stock, which was issued in December 2007, as the effect is anti-dilutive.  The following table details the calculation of our basic and diluted per share data (amounts in thousands, except share and per share data):

	Quarter Ended		Year to Date
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Loss from continuing operations	$(6,976)	$(2,878)	$(15,859)	$(13,601)
Less: cumulative preferred stock dividends	(167)	(200)	(369)	(400)
Loss available to common stock holders	(7,143)	(3,078)	(16,228)	(14,001)
Loss from discontinued operations	(290)	(519)	(702)	(2,227)
Net loss available to common stockholders	$(7,433)	$(3,597)	$(16,930)	$(16,228)

Weighted average shares	8,761,614	8,650,110	8,701,645	8,650,110

Loss per share from continuing operations	$(0.82)	$(0.36)	$(1.87)	$(1.62)
Loss per share from discontinued operations	(0.03)	(0.06)	(0.08)	(0.26)

Net loss per share - basic and diluted	$(0.85)	$(0.42)	$(1.95)	$(1.88)

Note 4 – Liabilities Subject to Compromise

In connection with the Company’s Chapter 11 bankruptcy proceedings, from which the Company emerged April 16, 2005, the Ohio Bureau of Workers’ Compensation (“OBWC”) filed priority and administrative claims aggregating $13.4 million for pre-petition unpaid workers’ compensation premiums and for reserves to pay future claims arising from existing injuries.  The OBWC also filed claims aggregating $1.8 million for alleged non-payment of post-petition premiums and for reserves to pay future claims arising from existing injuries.  On August 22, 2008, the Company and the OBWC filed a Notice of Presentment of Stipulation and Order with Respect to Settlement of Ohio Bureau of Workers’ Compensation Claims (the “Stipulation”) with the United States Bankruptcy Court for the Southern District of New York, pursuant to which the Company and the OBWC have agreed that the OBWC releases all potential claims against the Company in exchange for the following: payment by the Company to the OBWC of $500,000 on September 9, 2008;  payments of $217,500 on each of the following dates: March 2, 2009, September 1, 2009, March 1, 2010, and September 1, 2010 (the Stipulation further provides that the payments to be made in 2010 shall be backed by a letter of credit); and, the issuance of 290,491 shares of the Company's common stock, par value $0.01 per share, to the OBWC during the year ended January 31, 2009.  The Bankruptcy Court approved the Stipulation on September 5, 2008, and the Company has satisfied all of its obligations through August 2009.  As of August 1, 2009, the Company has accrued $652,500 related to the OBWC Chapter 11 claim, recording $435,000 in current liabilities and $217,500 in other non-current liabilities based upon the payment terms of the Stipulation.

Note 5 – Long-term Debt

The Company has a revolving credit and term loan facility with a group of financial institutions providing for a $50 million revolving credit facility commitment that includes a maximum sub-limit commitment for letters of credit of $47.5 million, and a $6 million term loan.  The Company also has a supplemental real estate credit facility with another group of lenders under which the Company has borrowed an additional $10 million.  The maturity date of both facilities is April 13, 2010.  Borrowings under the revolving credit and term loan facility are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders.  Borrowings under the real estate facility are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on real estate owned by the Company.  On February 6, 2009, the Company repaid the entire outstanding balance of $17 million under the revolving credit facility.

Provisions of both credit facilities require the maintenance of $13.5 million of availability under the revolving credit facility and limit, among other things, the assumption of additional debt and the payment of dividends.  Availability under both credit facilities is equal to the sum of eligible accounts receivable, inventory and certain other assets (the Company’s “asset borrowing base”), plus certain cash deposits totaling $28.0 million at August 1, 2009, less outstanding borrowings and letters of credit.  As of August 1, 2009, we had approximately $26.1 million of availability under our revolving credit facility, which is $12.6 million greater than the required minimum of $13.5 million.  Outstanding letters of credit under the revolving credit facility, which are primarily associated with supporting workers’ compensation obligations, were approximately $37.6 million at August 1, 2009.  All borrowing by and issuances of letters of credit for the Company under the revolving credit facility are subject to the approval of the agents for the lenders.

The carrying amount of debt reported in our balance sheet approximates fair value as of August 1, 2009, and January 31, 2009.

The Company also has $3.5 million in borrowings under mortgages that mature at various dates through 2021 and are secured by first liens on the related properties.

Note 6 – Income Taxes

The Company maintains a full valuation allowance against substantially all of its deferred tax assets including amounts resulting from net operating loss carry-forwards.  The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized.

The Company does not have any material tax positions that meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the quarter and year-to-date ended August 1, 2009, there have been no material changes to the amount of uncertain tax positions.

For federal tax purposes, the Company is subject to a review of its fiscal year ended 2008 tax return.  The New York State Department of Taxation and Finance has concluded a desk examination of the Company's New York State tax returns for the fiscal years ended 2004-2008. The New York State examination resulted in no significant changes to the tax returns. For other states tax purposes, the Company is subject to a review of its fiscal years ended 2005 through 2008 state tax returns.

Note 7 – Dispositions and Discontinued Operations

Dispositions

During the quarter ended August 1, 2009, the Company closed one store. The Company anticipated that revenues would continue to be generated from customers migrating to one of two Company stores located in the same vicinity. Accordingly, the results of operations of that store are reported within continuing operations. No impairment loss was recognized with respect to assets related to the closed store in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Also, no liability was recorded for the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the closed store in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

During the year-to-date ended August 1, 2009, the Company has closed a total of four stores. The results of operations of three of these stores are included within continuing operations. In connection with these store closures, the Company has recognized a cumulative impairment loss of $0.1 million in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, and a cumulative liability of less than $0.1 million in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

During the year to date ended August 2, 2008, the Company closed six stores (including one in the second quarter) and sold four others (including three in the second quarter). It is anticipated that revenues will continue to be generated from customers of one of the six closed stores from the Company stores located in the same vicinity. The Company will no longer have a presence in the vicinity of the other five closed stores and have reported the results of operations of those stores within discontinued operations. The results of operations of the four stores that were sold are also included within discontinued operations. The stores that were sold resulted in cash proceeds of $3.3 million and associated gain on sale of leasehold and fixed assets of $1.3 million for the year to date ended August 2, 2008. The Company obtained waivers related to the sale of store assets in accordance with the terms of the credit facilities.

During the year-to-date ended August 2, 2008, an impairment loss of $3.0 million (including $0.4 million recognized in the second quarter) was recognized with respect to assets related to closed stores. In addition, the Company recorded a liability of $0.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for five of the six closed stores (one closed store location was owned by the Company). Also, certain ongoing maintenance expenses related to the Company’s former bakery manufacturing facilities, which it operationally closed on February 2, 2008, are classified as discontinued operations in the quarter and year-to-date ended August 2, 2008.

Discontinued Operations

Discontinued operations consist of the following for the quarters and year-to-date ended August 1, 2009, and August 2, 2008 (in thousands):

	Quarter Ended		Year to Date
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Bakery - results of operations	$-	$(70)	$-	$(80)
Wholesale food distribution - gain on sale of assets	(209)	-	(209)	-
Wholesale food distribution - results of operations	-	1,368	-	2,156
Retail stores - (loss) / gain on sale of assets	-	(251)	-	1,139
Retail stores - loss on store closings	-	-	-	(402)
Retail stores - asset impairment charge	-	(123)	-	(1,918)
Retail stores - results of operations	(81)	(1,443)	(493)	(3,122)

Loss from discontinued operations	$(290)	$(519)	$(702)	$(2,227)

Wholesale food distribution results of operations include revenues of $59.4 million and $112.5 million for the period and year to date ended August 2, 2008, respectively. Retail stores results of operations include revenues of $19.5 million and $41.7 million for the period and year to date ended August 2, 2008, respectively. Interest expense of $0.9 million and $1.7 million is included within “Wholesale food distribution - results of operations” for the period and year to date ended August 2, 2008, respectively. The amounts were based on the principal amount of debt that was required to be paid with the proceeds from the sale of the segment.

Note 8 – Retirement Plans

The Company has three noncontributory defined benefit pension plans covering certain union personnel. The Company’s policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.

The following table provides the components of net periodic pension cost / (benefit) (in thousands):

	Quarter Ended		Year to Date
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(unaudited)

Service cost	$269	$313	$538	$626
Interest cost	1,444	1,474	2,888	2,948
Expected return on plan assets	(1,217)	(1,593)	(2,434)	(3,186)
Amortization of unrecognized actuarial loss / (gain)	20	(236)	40	(472)

Net periodic pension cost / (benefit)	$516	$(42)	$1,032	$(84)

For the quarters ended August 1, 2009 and August 2, 2008, the Company contributed $0.8 million and $0.6 million, respectively, to the defined benefit pension plans. For the year to date ended August 1, 2009 and August 2, 2008, the Company contributed $1.7 million and $1.4 million, respectively, to the defined benefit pension plans.

The Company maintains a 401(k) savings plan for eligible employees. The plan provides for contributions by the Company for all employees not covered by other union pension plans. The Company’s contributions aggregated $0.3 million and $0.4 million for the quarters August 1, 2009 and August 2, 2008, respectively. For the year to date ended August 1, 2009 and August 2, 2008, the Company contributed $0.5 million and $0.7 million, respectively, to the 401(k) plans.

The Company also participates in three union-sponsored, multi-employer defined benefit pension plans. The Company recognizes as net pension expense any required contributions made during the period as well as any required amounts, such as a withdrawal liability, that are due and unpaid, or for which it is probable that such an obligation exists for the Company’s portion of the unfunded benefit obligations. For the quarters ended August 1, 2009 and August 2, 2008, the Company made required contributions of $2.7 million and $1.2 million, respectively, to the multi-employer defined benefit pension plans. For the year to date ended August 1, 2009 and August 2, 2008, the Company made required contributions of $3.9 million and $2.4 million, respectively, to the multi-employer defined benefit pension plans. During the quarter ended August 1, 2009, it became probable that a withdrawal liability obligation exists for the Company’s portion of the unfunded benefit obligations of one of the three multi-employer plans. Accordingly, the Company recorded a liability of $1.5 million related to this plan.

Approximately 88% of the Company’s employees are unionized, 93% of whom are members of one union. We are party to fourteen collective bargaining agreements. As of August 1, 2009, five bargaining agreements are scheduled to expire during the next 12 months.

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

On September 17, 2007, the SEC filed civil fraud charges against the Company’s former Chief Marketing Officer and former Vice President, Non-Perishables Marketing alleging that such individuals orchestrated a scheme to inflate the Company’s income and other financial results by prematurely recognizing promotional allowances received from vendors from approximately the second quarter of fiscal year 2001 through at least the fourth quarter of fiscal year 2003. These officers had been terminated by the Company in February 2006. The SEC's complaint further alleges that the individuals deceived the Company’s accounting personnel to carry out their fraudulent scheme and aided and abetted the Company’s violations of the Securities Exchange Act of 1934 and rules thereunder. In addition, on the same date, the USAO announced that a federal grand jury has returned an indictment against the above-mentioned individuals on related criminal charges. On August 28, 2009, the two former employees pled guilty to causing false and misleading information and reports to be filed with the SEC; sentencing is scheduled for January 8, 2010.

The Company has incurred significant legal costs associated with the USAO and SEC investigations since their inception. These costs have been recorded in selling and administrative expenses as incurred. As a result of the aforementioned guilty pleas by the two former employees, the Company anticipates that its legal costs, including individuals' legal reimbursement costs pursuant to an advancement and indemnification obligation, will decrease beginning in the current fiscal quarter and end altogether by the end of the fiscal year.

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

We purchase substantially all of our retail merchandise from a single vendor. Any material change in this vendor’s results of operation or a termination or material modification of our contractual relationships could have an adverse impact on our supply chain, sales, and earnings.

The consideration received by the Company for the sale of the wholesale food distribution business is subject to a true-up calculation based on the volume of shipments to certain wholesale customers in the twelve months immediately following the sale compared to the Company’s fiscal year ended February 2, 2008. As a result of a shortfall in case volume, the Company recorded a liability of less than $0.2 million during the quarter ended August 1, 2009, which is reported within discontinued operations (see Note 7).

The Company experienced a $2.1 million increase in workers' compensation expense after one of its insurers asserted a right to several years' worth of retrospective premium adjustments and effected a draw down of such amount from collateral in the form of a standby letter of credit. The Company has disputed the insurer's actions and is seeking restitution.

Note 10 – Stockholders’ Equity

On December 15, 2006, the Company established the 2006 Omnibus Award Plan (the “Award Plan”).  Pursuant to the provisions of the Award Plan, the Company can grant stock options, restricted stock, phantom stock and stock appreciation rights.  The number of shares of common stock that can be granted are limited to 902,268 in the aggregate.

At August 1, 2009, there were 188,260 shares of phantom stock granted, 150,000 shares of phantom stock forfeited (50,000 of which were forfeited during the quarter ended August 1, 2009), and 38,260 shares of phantom stock outstanding to officers and non-officer directors.  There are no shares of phantom stock unvested as of August 1, 2009.  In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” the awards are being accounted for as compensation expense and a corresponding liability over the period to settlement date based on changes in the value of the Company’s common stock.

On May 14, 2009, the holder of 2,000 shares of Penn Traffic preferred stock elected to convert their shares into shares of Penn Traffic common stock.  In accordance with the provisions of the preferred stock, the Company issued 138,156 shares of common stock to the holder on the date of conversion.

Note 11 – Subsequent Events

The Company has evaluated potential subsequent events through September 15, 2009, which represents the date the financial statements were issued.    There were no events that occurred subsequent to the date of the financial statements through the date of issuance that would have had a significant impact on the financial statements and accompanying notes.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Penn Traffic Company and its subsidiaries (the “Company”) are engaged in the retail food business.  As of August 1, 2009, we operated 79 stores under the “P&C”, “Quality”, and “Bi-Lo” banners in upstate New York, Pennsylvania, Vermont, and New Hampshire.  We service these retail stores through four distribution centers.  Prior to December 21, 2008, we also operated a Wholesale food distribution business that serviced independent stores.  On December 21, 2008, we completed the sale of our Wholesale food distribution business segment, which allowed us to significantly pay down our long-term debt, shed a low-margin business from the Company, and, most importantly, to focus our resources and efforts on our Retail Food business.

Our primary objective is to enhance the in-store experience of our customers and improve our long-term financial performance.  Under the direction of our senior team, we are focusing on rebuilding our core business.  This means re-establishing basic disciplines and reemphasizing and instilling a much stronger profitable growth culture around sales and margin, as well as delivering an increased economic return on assets.

The global economy has recently seen a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, volatility in interest and currency exchange rates and overall uncertainty about economic stability. There may be further deterioration and volatility in the global economy and the global financial markets. Although the economic downturn has negatively impacted our operations in the year to date ended August 1, 2009, we believe that the steps we’ve taken in the past twelve months have positioned the Company to withstand the current economic climate.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the quarters and years to date ended August 1, 2009 and August 2, 2008.

	Quarter Ended		Year to Date
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%

Gross profit (1)	30.8%	30.3%	30.9%	30.7%

Selling and administrative expenses	33.3%	30.9%	33.9%	32.9%

Loss / (gain) on sale of assets	0.0%	-0.1%	0.0%	-0.2%

Loss on store closings	0.0%	0.0%	0.0%	0.1%

Asset impairment charge	0.0%	0.1%	0.0%	0.2%

Operating loss	-2.5%	-0.6%	-3.0%	-2.3%

Interest expense	0.8%	0.7%	0.9%	0.7%

Reorganization and other expenses	0.1%	0.0%	0.0%	0.0%

Loss from continuing operations before income taxes	-3.4%	-1.3%	-3.9%	-3.0%

Income tax expense	0.0%	0.1%	0.0%	0.1%

Loss from continuing operations	-3.4%	-1.4%	-3.9%	-3.1%

Loss from discontinued operations	-0.1%	-0.1%	-0.2%	-0.5%

Net loss	-3.5%	-1.5%	-4.1%	-3.6%

(1)  Revenues less cost of sales.

Quarter Ended August 1, 2009 and Quarter Ended August 2, 2008

Revenues

Revenues for the quarter ended August 1, 2009 decreased to $208.8 million from $228.3 million for the quarter ended August 2, 2008.  The $19.5 million decrease in revenues was mainly attributable to a reduction in the number of stores reported within continuing operations, from 86 at August 2, 2008, to 79 at August 1, 2009, as well as a 6.8% decline in same store sales.  The Company monitors customer traffic counts and average items per order in order to assess the causes for fluctuations in sales.  While our customer counts were down slightly, by less than 2.0%, our average items sold per shopping order decreased more than 6.0% in the quarter ended August 1, 2009, compared to the quarter ended August 2, 2008.  We believe this is a reflection of the economic downturn in the United States and particularly in the markets we serve, many of which are experiencing unemployment rates in excess of the national average.

Gross Profit

Gross profit was $64.2 million, or 30.8% of revenues, for the quarter ended August 1, 2009, compared to $69.2 million, or 30.3% of revenues, for the quarter ended August 2, 2008.  The $5.0 million decrease is primarily the result of decreased sales discussed above.  Gross profit percentage increased 0.5%, reflecting slight decreases in commodity costs.  We estimate these decreased costs have increased gross profits by approximately $1.1 million.  We believe a portion of the decrease in our commodity costs is due to our improved purchasing power as a result of entering into more favorable supply agreements in the past twelve months.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended August 1, 2009 were $69.6 million, or 33.3% of revenues, compared to $70.5 million, or 30.9% of revenues, for the quarter ended August 2, 2008.  The $0.9 million decrease in selling and administrative expenses is comprised primarily of decreases in salary and wages of $1.3 million, utilities of $1.3 million, advertising of $0.8 million, and other cost reductions of $1.1 million driven by the reduction in stores and cost-reduction initiatives, offset by an increase in workers’ compensation expense of $2.1 million (see Note 9 to the financial statements) and the recognition of a withdrawal liability related to one of our multi-employer pension plans of $1.5 million (see Note 8 to the financial statements).

Depreciation and Amortization

Depreciation and amortization expense was $4.3 million, or 2.1% of revenues, for the quarter ended August 1, 2009, compared to $5.7 million, or 2.5% of revenues, for the quarter ended August 2, 2008.  The $1.4 million decrease in depreciation and amortization during the quarter ended August 1, 2009, was primarily due to a $6.8 million write-down of intangible assets made in fiscal year 2009 in conjunction with the recognition of deferred income tax benefits attributable to the reversal of valuation allowance of pre-reorganization net operating loss carry-forwards for prior years, as well as a decrease in gross depreciable assets relating to the closure of 14 stores since the quarter ended August 2, 2008.

Gain on Sale of Assets and Loss on Store Closings

Gain on sale of assets and loss on store closings totaled $0.1 million, or less than 0.1% of revenues, for the quarter ended August 1, 2009, compared to a net of gain of $0.2 million, or less than 0.1% of revenues, for the quarter ended August 2, 2008, due to the timing and proceeds of asset disposals.

Asset Impairment Charge

There were no asset impairment charges during the quarter ended August 1, 2009, compared to $0.3 million, or less than 0.1% of revenues, for the quarter ended August 2, 2008, which is reflective of the decrease in store closings year over year.

Operating Loss

Operating loss for the quarter ended August 1, 2009, was $5.3 million, or 2.5% of revenues, compared to the operating loss of $1.4 million, or 0.6% of revenues, for the quarter ended August 2, 2008.   The increase in operating loss is primarily the result of the increase in workers’ compensation and pension cost discussed above.

Interest Expense

Interest expense for the quarter ended August 1, 2009, was $1.6 million, or 0.8% of revenues, compared to the interest expense of $1.3 million, or 0.7% of revenues, for the quarter ended August 2, 2008.  The increase is primarily the result of miscellaneous financing and legal fees associated with the payment of our revolving line of credit during the quarter ended August 1, 2009, as well as increased amortization of deferred financing fees compared to the prior year.  Additionally, interest expense for the quarter ended August 2, 2008, excludes $0.9 million of interest expense attributable to the wholesale business, which is included within discontinued operations.

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes for the quarter ended August 1, 2009 was $7.1 million, or 3.4% of revenues, compared to $2.8 million, or 1.3% of revenues, for the quarter ended August 2, 2008.  The $4.4 million increase in loss from continuing operations before income taxes is primarily due the increase in workers’ compensation and pension cost discussed above.

Discontinued Operations

Loss from discontinued operations for the quarter ended August 1, 2009, was $0.3 million, or 0.1% of revenues, compared to $0.5 million, or 0.1% of revenues, for the quarter ended August 2, 2008.  The decrease reflects the decline in store closings in the quarter ended August 1, 2009, compared to the quarter ended August 2, 2008.

Net Loss

Net loss for the quarter ended August 1, 2009, was $7.3 million, or 3.5% of revenues, compared to a net loss of $3.4 million, or 1.5% of revenues, during the quarter ended August 2, 2008, primarily as the result of the decrease in revenues and gross profit.

Year to Date Ended August 1, 2009 and Year to Date Ended August 2, 2008

Revenues

Revenues for the year to date ended August 1, 2009 decreased to $408.9 million from $440.4 million for the year to date ended August 2, 2008.  The $31.5 million decrease in revenues was mainly attributable to a reduction in the number of stores reported within continuing operations, from 86 at August 2, 2008, to 79 at August 1, 2009, as well as a 5.9% decline in same store sales.

Gross Profit

Gross profit was $126.5 million, or 30.9% of revenues, for the year to date ended August 1, 2009, compared to $135.4 million, or 30.7% of revenues, for the year to date ended August 2, 2008. The $8.9 million decrease is primarily the result of decreased sales discussed. Gross profit percentage increased 0.2%, reflecting slight decreases in commodity costs. We estimate these decreased costs have increased gross profits by approximately $0.7 million. Additionally, sales of our higher-margin private label and signature products continue to grow as a percentage of our total revenue, from approximately 22% in the prior year to approximately 23% in the current year.

Selling and Administrative Expenses

Selling and administrative expenses for the year to date ended August 1, 2009 were $138.5 million, or 33.9% of revenues, compared to $144.7 million, or 32.9% of revenues, for the year to date ended August 2, 2008.  The $6.2 million decrease in selling and administrative expenses is comprised primarily of decreases in payroll of $2.6 million, utilities of $2.0 million, advertising of $1.8 million, retail management consulting fees of $1.7 million, and other cost reductions of $1.7 million driven by the reduction in stores and cost-reduction initiatives, offset by increases in workers’ compensation expense of $2.1 million (see Note 9 to the financial statements) and multi-employer pension withdrawal liability of $1.5 million (see Note 8 to the financial statements).  The overall decrease in selling and administrative expenses was largely driven by the closure of stores detailed above.  Additionally, we are continuing to see the positive impact of cost-reduction initiatives implemented during fiscal years 2009 and 2010.

Depreciation and Amortization

Depreciation and amortization expense was $9.3 million, or 2.3% of revenues, for the year to date ended August 1, 2009, compared to $11.4 million, or 2.6% of revenues, for the year to date ended August 2, 2008.  The decrease during the year to date ended August 1, 2009, was primarily due to a $6.8 million write-down of intangible assets made in fiscal year 2009 in conjunction with the recognition of deferred income tax benefits attributable to the reversal of valuation allowance of pre-reorganization net operating loss carry-forwards for prior years, as well as a decrease in gross depreciable assets relating to the closure of 14 stores since the year to date ended August 2, 2008.

Gain on Sale of Assets and Loss on Store Closings

Gain on sale of assets and loss on store closings was $0.1 million, or less than 0.1% of revenues, for the year to date ended August 1, 2009, compared to a net of gain of $0.1 million, or 0.1% of revenues, for the year to date ended August 2, 2008, due to the timing and proceeds of asset disposals.

Asset Impairment Charge

Asset impairment charge was $0.1 million, or less than 0.1% of revenues, for the year to date ended August 1, 2009, compared to $1.1 million, or less than 0.1% of revenues, for the year to date ended August 2, 2008, which reflects the decrease in store closings year over year.

Operating Loss

Operating loss for the year to date ended August 1, 2009, was $12.1 million, or 3.0% of revenues, compared to the operating loss of $10.3 million, or 2.3% of revenues, for the year to date ended August 2, 2008.   The increase in operating loss is primarily the result of the increase in workers’ compensation and pension cost discussed above.

Interest Expense

Interest expense for the year to date ended August 1, 2009, was $3.7 million, or 0.9% of revenues, compared to the interest expense of $2.9 million, or 0.7% of revenues, for the year to date ended August 2, 2008.  The increase is primarily the result of miscellaneous financing and legal fees associated with the payment of our revolving line of credit during the year to date ended August 1, 2009, as well as increased amortization of deferred financing fees compared to the prior year.  Additionally, interest expense for the year to date ended August 2, 2008, excludes $1.7 million of interest expense attributable to the wholesale business, which is included within discontinued operations.

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes for the year to date ended August 1, 2009 was $16.0 million, or 3.9% of revenues, compared to $13.3 million, or 3.1% of revenues, for the year to date ended August 2, 2008.  The $2.9 million increase in loss from continuing operations before income taxes is primarily due the increase in workers’ compensation and pension cost discussed above.

Discontinued Operations

Loss from discontinued operations for the year to date ended August 1, 2009, was $0.7 million, or 0.2% of revenues, compared to $2.3 million, or 0.5% of revenues, for the year to date ended August 2, 2008.  The decrease reflects the decline in store closings in the year to date ended August 1, 2009 compared to the year to date ended August 2, 2008.

Net Loss

Net loss for the year to date ended August 1, 2009, was $16.6 million, or 4.1% of revenues, compared to a net loss of $15.8 million, or 3.6% of revenues, during the year to date ended August 2, 2008, primarily as the result of the decrease in revenues and gross profit.

Liquidity and Capital Resources

Overview

As of August 1, 2009, we had cash and cash equivalents of $32.4 million and total debt outstanding of $27.7 million (consisting of $6.0 million in a term loan facility, $10.0 million in a supplemental real estate credit facility, $3.5 million in mortgages payable, and $8.2 million in capital lease obligations).  We also have a $50.0 million revolving credit commitment.

Our credit facilities currently mature in April of 2010.  We have engaged an outside firm to assist us in assessing our financing needs and reviewing alternatives for refinancing our credit facilities.  We currently believe we will obtain the necessary financing by April 2010, and that our existing cash on hand, combined with available borrowings under replacement credit facilities and other sources of cash will be sufficient to satisfy our currently anticipated cash requirements for at least the next 12 months.  However, we cannot be certain that future events or developments, including, but not limited to, customer trip consolidation, decreased customer counts, continued economic and financial volatility, and the inability to extend or obtain current or new financing, will not change that assessment.

Financial Results

Operating Activities

Cash used in operating activities for the year to date ended August 1, 2009, was $3.4 million compared to cash used in operating activities of $14.1 million for the year to date ended August 2, 2008.  For the year to date ended August 1, 2009, we incurred a net loss of $16.6 million, adjustments for non cash items of $10.1 million, and a net decrease in operating assets of $3.1 million, driven primarily by inventory.  For the year to date ended August 2, 2008, we incurred a net loss of $15.5 million, adjustments for non-cash items of $13.8 million, and a net increase in operating assets of $12.1 million.

Investing Activities

Cash used in investing activities for the year to date ended August 1, 2009, was $2.8 million compared to cash used in investing activities of $0.1 million for the year to date ended August 2, 2008.  The $2.8 million increase was due to a decrease in proceeds from the sale of fixed assets ($0.2 million compared to $4.2 million), the result of closing fewer stores in the year to date ended August 1, 2009.

Financing Activities

Cash used in financing activities for the years to date ended August 1, 2009, and August 2, 2008, was $17.9 million and $1.9 million, respectively.  The increase primarily reflects the $17.0 million payment of our revolving line of credit during the year to date ended August 1, 2009.

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

Provisions of both credit facilities require the maintenance of $13.5 million of availability under the revolving credit facility and limit, among other things, the assumption of additional debt and the payment of dividends.  Availability is based on a calculation of the Company’s asset borrowing base less outstanding borrowings and letters of credit, which is also increased by certain cash deposits totaling $28.0 million at August 1, 2009.  Outstanding letters of credit under the revolving credit facility, which are primarily associated with supporting workers’ compensation obligations, were approximately $37.6 million at August 1, 2009.  Total availability in excess of outstanding borrowings and letters of credit was approximately $26.1 million at August 1, 2009, leaving us $12.6 million above the minimum requirement.  Actual borrowings are limited to the $50 million credit commitment and the $47.5 million letter of credit sub-limit.  Revolving loan advances in excess of outstanding balances are at the discretion of the lenders.

The Company also has $3.5 million in borrowings under mortgages that mature at various dates through 2021 and are secured by first liens on the related properties.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  Critical accounting policies are those accounting policies that are important to the portrayal of our financial condition and which require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2009.  There have been no significant changes in our critical accounting estimates during the year to date ended August 1, 2009.

We believe the following accounting policies to be critical and could result in materially different amounts being reported under different conditions or using different assumptions.

Store Closing Costs

Store closing costs are recorded in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (“SFAS 146”).  We record a liability for the estimated future cash flows (including future lease commitments, net of estimated cost recoveries) and miscellaneous closing costs.  Future cash flows are estimated based on our knowledge of the market in which the closed stores are located.  The estimates of future cash flows are then discounted to present value, based on the credit-adjusted risk-free rate of interest.  These estimates of discounted future cash flows could be affected by changes in real estate markets, other economic conditions, and the interest rate used in such calculations.  Any one-time termination benefits are recognized at the time the benefits are communicated to the employees.  Other related costs are recognized in the period when the liability is incurred.

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

Intangible Assets

We have recorded intangible assets for favorable leases, pharmacy prescription files, computer software, and goodwill.  We amortize our favorable leases over the remaining life of the lease including all favorable options.  We amortize both the pharmacy prescription files and the computer software over five years.  We consider these assets during our SFAS 144 impairment testing.  Our intangible assets were reduced by approximately $6.8 million during fiscal year 2009 as a result of the application of Statement of Financial Accounting Standard No. 109 (“SFAS 109”).  To the extent net operating loss carryforwards or deductible temporary differences arising prior to the Company’s emergence from Chapter 11 proceedings for which a valuation allowance has been provided are realized, the resulting benefits have been allocated to reduce intangible assets.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at August 1, 2009, was $16.0 million with a weighted average interest rate of 12.5%.  A 1.0% change in interest rates under our credit facilities would impact pre-tax income by $0.2 million on an annual basis, based on the debt outstanding August 1, 2009.  In addition to the variable rate debt, we had $3.5 million of fixed rate debt outstanding at August 1, 2009 with a weighted average interest rate of 6.5%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations.

ITEM 4T.     CONTROLS AND PROCEDURES

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Based on their current observations, these members of management, with input, where appropriate, from members of the audit committee, have concluded that our disclosure controls and procedures were effective as of August 1, 2009, in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control over Financial Reporting

There have been no changes during the quarter ended August 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, and to Note 9 to the Consolidated Condensed Financial Statements included in Part I of this Report on Form 10-Q.

ITEM 6.        EXHIBITS

The following are filed as Exhibits to this Report:

Exhibit No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of CEO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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