Form 10-Q
period 2009-10-31
PENN TRAFFIC CO
filed 2009-12-21
CIK 77155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009
OR
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES ☒           NO ☐

Common Stock, par value $.01 per share:  8,779,832 shares outstanding as of December 21, 2009

FORM 10-Q INDEX

			PAGE

PART I. FINANCIAL INFORMATION

Item	1.	Financial Statements	4

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item	3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item	4T.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item	1.	Legal Proceedings	25

Item	1A.	Risk Factors	25

Item	6.	Exhibits	26

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-Q, including without limitation, statements included in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not statements of historical fact, are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions. These forward-looking statements include statements relating to our anticipated financial performance and business prospects. Statements preceded by, followed by or that include words such as “believe”, “anticipate”, “estimate”, “expect”, “could”, “may”, and other similar expressions are to be considered such forward-looking statements. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as the risks set forth in Item 1.A. – “Risk Factors” in Part II of this Form 10-Q, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009; general economic and business conditions; economic and competitive uncertainties; our ability to maintain operating performance and effectuate an orderly liquidation of our assets; our ability to operate pursuant to the terms of the Interim Order and to comply with the terms of our borrowing agreements or to amend or modify the terms of such agreements as may be needed from time to time; our ability to generate cash; increases in prevailing interest rates; our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to our operations; potential further adverse developments with respect to our liquidity or results of operations; labor relations; labor and employee benefit costs including increases in health care and pension costs and the level of contributions to our sponsored pension plans; our ability to sell our assets at favorable prices, if at all; changes in strategies; changes in generally accepted accounting principles; adverse changes in economic and political climates around the world, including terrorist activities and international hostilities; and the outcome of pending, or the commencement of any new, legal proceedings against, or governmental investigations of us. We caution that the foregoing list of important factors is not exhaustive. Accordingly, there can be no assurance that we will meet future results, performance or achievements expressed or implied by such forward-looking statements, which are generally required to be revised as circumstances change, and which we undertake no obligation to update.

NOTE REGARDING CHAPTER 11 BANKRUPTCY FILING

The Company filed for voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 18, 2009. These events create uncertainty relating to our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, our plan of reorganization could materially change the amounts reported in our consolidated financial statements. Our consolidated financial statements as of October 31, 2009, do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of our bankruptcy proceedings.

Our condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of our bankruptcy filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.

PART I

ITEM 1.     Financial Statements

The financial statements presented below have not been reviewed or audited by an independent registered public accounting firm.  See Note 1 to the financial statements ("Basis of Presentation").  The Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 18, 2009.

The Penn Traffic Company
Condensed Consolidated Balance Sheets
(In thousands)

	October 31,	January 31,
	2009	2009
	(unaudited and unreviewed)
ASSETS

Current assets:
Cash and cash equivalents	$29,740	$56,434
Accounts and notes receivable (less allowance for doubtful accounts of $1,933 and $2,676, respectively)	17,498	19,454
Inventories	37,432	44,306
Prepaid expenses and other current assets	7,308	5,990
Total current assets	91,978	126,184

Capital leases:
Capital leases	10,768	10,768
Less: Accumulated amortization	(4,097)	(3,357)
Capital leases, net	6,671	7,411

Fixed assets:
Land	9,036	9,036
Buildings	12,695	12,538
Equipment and furniture	80,203	80,819
Vehicles	8,077	8,020
Leasehold improvements	14,124	10,906
Total fixed assets	124,135	121,319
Less: Accumulated depreciation	(77,840)	(68,019)
Fixed assets, net	46,295	53,300

Other assets:
Intangible assets, net	2,493	2,883
Other assets	2,973	3,936
Total other assets	5,466	6,819

Total assets	$150,410	$193,714

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Balance Sheets, continued
(In thousands, except share and per share data)

	October 31,	January 31,
	2009	2009
	(unaudited and unreviewed)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of obligations under capital leases	$1,272	$1,519
Current maturities of long-term debt (Note 4)	16,315	17,296
Accounts payable	13,778	8,119
Other current liabilities	34,335	39,848
Deferred income taxes (Note 5)	7,096	7,373
Total current liabilities	72,796	74,155

Non-current liabilities:
Obligations under capital leases	6,554	7,443
Long-term debt (Note 4)	3,099	19,338
Defined benefit pension plan liability (Note 7)	24,423	25,903
Deferred income taxes (Note 5)	583	523
Other non-current liabilities	31,367	30,265
Total non-current liabilities	66,026	83,472
Total liabilities	138,822	157,627

Commitments and contingencies (Notes 4, 7, and 8)

Stockholders’ equity (Note 9):
Preferred stock - authorized 1,000,000 shares, $.01 par value; 8,000 and 10,000 shares issued and outstanding at October 31, 2009 and January 31, 2009, respectively	-	-
Common stock - authorized 15,000,000 shares, $.01 par value; 8,779,832 and 8,641,676 shares issued and outstanding at October 31, 2009 and January 31, 2009, respectively	88	86
Capital in excess of par value	128,246	128,248
Deficit	(116,488)	(91,953)
Accumulated other comprehensive loss	(258)	(294)
Total stockholders’ equity	11,588	36,087

Total liabilities and stockholders’ equity	$150,410	$193,714

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited and unreviewed)

	Quarter Ended		Year to Date
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Revenues	$198,081	$214,814	$606,950	$655,224

Cost and operating expenses
Cost of sales	137,591	149,498	419,985	454,548
Selling and administrative expenses	66,963	70,591	205,491	215,291
Gain on sale of assets	(78)	0	(136)	(660)
Gain / (loss) on store closings	-	(99)	12	420
Asset impairment charge	-	347	123	1,432
	204,475	220,337	625,475	671,030

Operating loss	(6,394)	(5,523)	(18,525)	(15,806)

Interest expense	1,590	1,289	5,257	4,148
Reorganization and other expenses	(33)	185	119	366

Loss from continuing operations before income taxes	(7,951)	(6,997)	(23,901)	(20,320)

Income tax expense (Note 5)	395	108	303	386

Loss from continuing operations	(8,346)	(7,105)	(24,204)	(20,706)

Discontinued operations (Note 6)
Gain / (loss) from discontinued operations	370	1,520	(331)	(707)
Net loss	$(7,977)	$(5,585)	$(24,535)	$(21,413)

Net loss per share - basic and diluted: (Note 3)
Loss per share from continuing operations	$(0.97)	$(0.85)	$(2.83)	$(2.47)
Gain / (loss) per share from discontinued operations	$0.04	$0.18	$(0.04)	$(0.08)

Net loss per share - basic and diluted	$(0.93)	$(0.67)	$(2.87)	$(2.55)

Weighted average shares outstanding	8,779,832	8,650,110	8,727,707	8,650,110

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited and unreviewed)

	For the Period	For the Period
	February 1, 2009	February 3, 2008
	to October 31, 2009	to November 1, 2008

Operating activities:
Net loss	$(24,535)	$(21,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,368	17,090
Provision for doubtful accounts	379	327
Loss / (gain) on sale of assets	(406)	(2,757)
Asset impairment charge	123	3,178
Amortization of deferred finance costs	962	608
Deferred income taxes	(217)	378
Phantom stock compensation expense / (benefit)	41	(52)

Net change in operating assets and liabilities:
Accounts and notes receivable	1,577	6,912
Prepaid expenses and other current assets	(1,318)	645
Inventories	6,874	37,227
Other assets	-	(85)
Accounts payable and other current liabilities	(179)	(22,435)
Liabilities subject to compromise	-	(2,503)
Defined benefit pension plan liability	(1,456)	(2,644)
Other non-current liabilities	1,397	(1,311)

Net cash used in operating activities	(3,390)	13,165

Investing activities:
Capital expenditures	(5,749)	(5,269)
Proceeds from sale of assets	801	5,058

Net cash used in investing activities	(4,948)	(211)

Financing activities:
Payment of mortgages	(220)	(208)
Net borrowing (repayments) under revolving credit facility	(17,000)	1,500
Reduction in capital lease obligations	(1,136)	(1,011)
Payment of deferred financing costs	-	(1,255)

Net cash used in financing activities	(18,356)	(974)

Net decrease in cash and cash equivalents	(26,694)	11,980

Cash and cash equivalents at beginning of period	56,434	20,916

Cash and cash equivalents at end of period	$29,740	$32,896

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Condensed Consolidated Statements of Stockholders’ Equity
For the unaudited and unreviewed period January 31, 2009 to October 31, 2009
(In thousands, except share data)

			Capital in		Accumulated Other	Total
	Preferred	Common	Excess of		Comprehensive	Stockholders'
	Stock	Stock	Par Value	Deficit	(Loss) / Income	Equity

Balance at January 31, 2009	$-	$86	$128,248	$(91,953)	$(294)	$36,087

Net loss				(24,535)		(24,535)

Issuance of 138,156 shares of common stock in conversion of preferred stock		2	(2)			-

Amortization of net actuarial loss in net pension benefit cost					36	36

Comprehensive loss						(24,499)

Balance at October 31, 2009	$-	$88	$128,246	$(116,488)	$(258)	$11,588

The accompanying notes are an integral part of these statements.

The Penn Traffic Company
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The financial statements included herein have not been audited and have not been reviewed by the Company's independent registered public accounting firm.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted;  therefore, these financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited annual financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended January 31, 2009.  The accompanying unaudited and unreviewed financial statements reflect all adjustments which are, in the opinion of management, necessary in order to present a fair statement of the results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures.  Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Regulation S-X requires that interim financial statements contained in Form 10-Q be reviewed by an independent registered public accountant using professional standards and procedures for conducting such reviews.  The Company's independent registered public accounting firm has not reviewed the Company's financial statements for the period ending October 31, 2009.   Pursuant to the Company's reporting obligations under the Securities and Exchange Act of 1934 (the "Exchange Act"), the Company has reviewed and has herein filed the unaudited and unreviewed results of its operations.  Because the required review has not been completed, however, this Form 10-Q is considered deficient.  As a result, the Company is no longer considered to be timely or current in its filings under the Exchange Act.  While this filing may not comply with the current filing requirements of the SEC, and should not be interpreted to be a substitute for the review that would normally occur by the Company's independent registered public accounting firm, the Company believes the filing to be otherwise materially accurate and complete.

The balance sheet as of January 31, 2009, has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by generally-accepted accounting principles (“GAAP”) for complete financial statements.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Chapter 11 Bankruptcy

As previously disclosed in the Current Report on Form 8-K filed on November 4, 2009, on October 30, 2009, the agent for the lenders under the Company’s revolving credit and term loan agreement (the “Revolving Loan Agreement”) notified the Company that events of default had occurred and continue to exist under the terms of that agreement and had entered into a forbearance agreement with such agent and lenders. As previously disclosed in its Current Report on Form 8-K filed on November 12, 2009, on November 5, 2009 the agent for the lenders under the Company’s supplemental real estate credit agreement (the “Supplemental Loan Agreement”, and together with the Revolving Loan Agreement, the “Senior Secured Loan Agreements”) notified the Company that events of default had occurred and continue to exist under the terms of the Supplemental Loan Agreement, and entered into a forbearance agreement with such agent and lenders.

Due to these default notices, and in order to ensure sufficient liquidity to maintain ongoing operations while conducting an orderly sale of its retail stores and other assets with the consent of its lenders under the Senior Secured Loan Agreements (the “Senior Secured Lenders”), on November 18, 2009 the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Company has and intends to continue to manage its properties and operate its businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. No trustee or examiner has been appointed in the Company’s case in the Bankruptcy Court.

On November 19, 2009, the Bankruptcy Court issued an interim order (the “Interim Order”) authorizing an arrangement under which, among other things, the Company’s Senior Secured Lenders consented to the Company using its cash collateral to a limited extent in order to fund and obtain letters of credit for ongoing operations. Under the arrangement the Company is allowed to use its cash collateral solely for purposes identified in a budget approved by the Senior Secured Lenders (the “Budget”), and agreed to commence a process to sell all or substantially all of its assets. As previously disclosed, on December 4, 2009, the Company entered into a comprehensive agency agreement with a joint venture under which the joint venture would act as Agent for the sale of all the Company’s assets other than 4 specified retail stores (the “Initial PC Stores”) in exchange for a minimum of $36.5 million of sale proceeds, subject to certain adjustments. On the same day the Company also entered into an asset purchase agreement with Price Chopper Operating Co., Inc. (“Price Chopper”) pursuant to which the Company agreed to sell Price Chopper substantially all the assets used in the operation of the Initial PC Stores in exchange for $12.3 million. On December 15, 2009, the Company entered a new asset purchase agreement with Price Chopper pursuant to which the Company agreed to sell Price Chopper substantially all the assets used in the operation of 22 of the Company’s retail stores (including the Initial PC Stores) in exchange for $54 million (the “PC Agreement”). The comprehensive agency agreement and the PC Agreement are each subject to approval by the Bankruptcy Court.

These matters create uncertainty relating to our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, our plan of reorganization could materially change the amounts reported in our consolidated financial statements. Our consolidated financial statements as of October 31, 2009, do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of our bankruptcy proceedings.

Our condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of our bankruptcy filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.

Reporting Periods

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2010 is the 52-week period ending January 30, 2010. Fiscal year 2009 was the 52-week period ended January 31, 2009. The information presented in this Quarterly Report on Form 10-Q is for the 13-week periods ended (“quarter ended”) and the 39-week periods ended (“year to date ended”) October 31, 2009, and November 1, 2008.

Operating Segments

On December 21, 2008, the Company completed the sale of its wholesale food distribution business segment. Subsequent to that date, the Company consists of one operating segment, the retail food segment.

Note 2 – Recent Accounting Standards

In December 2007, the FASB issued guidance on reporting noncontrolling interests in consolidated financial statements. FASB ASC 810-10-65, “Consolidation”, changes the accounting and reporting for minority interests. ASC 810-10-65 is effective for fiscal years beginning on or after December 15, 2008. The recent accounting guidance in this ASC was adopted on February 1, 2009.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. FASB ASC 715-20-65, “Defined Benefit Plans”, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The recent account guidance in this ASC will be effective for the Company’s consolidated financial statements for the fiscal year ending January 30, 2010.

In April 2009, the FASB issued guidance on interim disclosures about the fair value of financial instruments. FASB ASC 820-10-50, “Fair Value Measurements and Disclosures”, requires companies to include the disclosures about the fair value of financial instruments whenever it issues interim financial information.  The Company has adopted recent accounting guidance in this ASC.

In May 2009, the FASB issued guidance on disclosure of subsequent events. FASB ASC 855-10, “Subsequent Events”, requires disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. The Company has adopted recent accounting guidance in this ASC.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB and has been applied to financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

In August 2009, the FASB issued Accounting Standards Updated (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU becomes effective for the Company on November 1, 2009. We have evaluated this ASU and have determined there are no significant impacts to our financial position or results of operations.

Note 3 - Per Share Data

Basic and diluted net loss per share is based on the net loss available to common stockholders and the number of shares of common stock issued and estimated to be issued pursuant to the Company’s 2005 bankruptcy reorganization plan. Diluted loss per share for the fiscal quarters ended October 31, 2009 and November 1, 2008, does not include 571,114 and 665,012 shares of common stock, respectively, issuable on the conversion of preferred stock, which was issued in December 2007, as the effect is anti-dilutive. The following table details the calculation of our basic and diluted per share data (amounts in thousands, except share and per share data):

	Quarter Ended		Year to Date
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(unaudited and unreviewed)
Loss from continuing operations	$(8,346)	$(7,105)	$(24,204)	$(20,706)
Less: cumulative preferred stock dividends	(160)	(200)	(531)	(604)
Loss available to common stock holders	(8,506)	(7,305)	(24,735)	(21,310)
Gain / (loss) from discontinued operations	370	1,520	(331)	(707)
Net loss available to common stockholders	$(8,136)	$(5,785)	$(25,066)	$(22,017)

Weighted average shares	8,779,832	8,650,110	8,727,707	8,650,110

Loss per share from continuing operations	$(0.97)	$(0.85)	$(2.83)	$(2.47)
Gain / (loss) per share from discontinued operations	0.04	0.18	(0.04)	(0.08)

Net loss per share - basic and diluted	$(0.93)	$(0.67)	$(2.87)	$(2.55)

Note 4– Long-term Debt

The Revolving Loan Agreement provides for a $50 million revolving credit facility commitment that includes a maximum sub-limit commitment for letters of credit of $47.5 million, and a $6 million term loan. Outstanding letters of credit under the revolving credit facility, which are primarily associated with supporting workers’ compensation obligations, were approximately $35.8 million at October 31, 2009. The Company has borrowed an additional $10 million under the Supplemental Loan Agreement. The maturity date of both facilities is April 13, 2010. Borrowings under the revolving credit and term loan facility are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders. Borrowings under the real estate facility are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on real estate owned by the Company. The carrying amount of debt reported in our balance sheet approximates fair value as of October 31, 2009, and January 31, 2009. The Company also has $3.4 million in borrowings under mortgages that mature at various dates through 2021 and are secured by first liens on the related properties.

The filing of the Chapter 11 petitions (see Note 1) on November 18, 2009, constituted events of default under the Senior Secured Loan Agreements, causing all of the Company’s obligations to become immediately due and payable under these agreements. The Company believes that any efforts to enforce such obligations are stayed as a result of the filing of the Chapter 11 petitions with the Bankruptcy Court, subject to the terms of the Interim Order. These events of default may have also constituted an event of default or otherwise triggered repayment obligations under the express terms of other agreements or instruments relating to direct financial obligations of the Company. Although the Interim Order authorizes the Company to use a portion of its cash collateral, which was $21.6 million at October 31, 2009, to fund and obtain letters of credit for ongoing operations in accordance with the restrictive Budget, as previously disclosed, the agents for the Senior Secured Lenders have notified the Company that they reserve all their rights as a result of the occurrence of certain events, including the right to terminate such use of cash collateral (“Termination Events”). The occurrence of such Termination Events may also result in the termination of the automatic stay under the Bankruptcy Code of any rights of the Senior Secured Lenders to enforce the Company’s payment obligations under the Senior Secured Loan Agreements, subject only to the agent for the lenders under either Senior Secured Loan Agreement providing certain written notices.

Note 5 – Income Taxes

The Company maintains a full valuation allowance against substantially all of its deferred tax assets including amounts resulting from net operating loss carry-forwards. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized.

The Company does not have any material tax positions that meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the quarter and year-to-date ended October 31, 2009, there have been no material changes to the amount of uncertain tax positions.

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

Note 6 – Dispositions and Discontinued Operations

On November 18, 2009, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (see Note 1) in the United States Bankruptcy Court for the District of Delaware. The Company will continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As part of the arrangement, the Company has agreed to commence a process to sell all or substantially all of their assets, and expect to present offers for the sale of the Company’s assets to the Bankruptcy Court for approval by January 2010.

Dispositions

During the year-to-date ended October 31, 2009, the Company has closed a total of four stores. The results of operations of three of these stores are included within continuing operations. In connection with these store closures, the Company recognized a cumulative impairment loss of $0.1 million, and a cumulative liability of less than $0.1 million in costs associated with the disposal activities.

During the year to date ended November 1, 2008, the Company closed six stores and sold four others. It is anticipated that revenues will continue to be generated from customers of one of the six closed stores from Company stores located in the same vicinity. The Company will no longer have a presence in the vicinity of the other five closed stores and have reported the results of operations of those stores within discontinued operations. The results of operations of the four stores that were sold are also included within discontinued operations. The stores that were sold resulted in cash proceeds of $3.3 million and associated gain on sale of leasehold and fixed assets of $1.3 million for the year to date ended November 1, 2008. The Company obtained waivers related to the sale of store assets in accordance with the terms of the credit facilities.

During the year to date ended November 1, 2008, an impairment loss of $3.2 million (including $0.2 million recognized during the quarter ended November 1, 2008) was recognized with respect to assets related to closed stores. In addition, the Company recorded a liability of $0.9 million representing the present value of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for five of the six closed stores (one closed store location was owned by the Company.

Gain / (Loss) from Discontinued Operations

Discontinued operations include revenues from the wholesale business of $58.3 million and $170.8 million for the period and year to date ended November 1, 2008, respectively. Discontinued operations include revenues from the retail stores of $13.7 million and $55.3 million for the period and year to date ended November 1, 2008, respectively. Interest expense of $0.9 million and $2.6 million is also included within discontinued operations for the period and year to date ended November 1, 2008, respectively. The amounts were based on the principal amount of debt that was required to be paid with the proceeds from the sale of the segment.

Note 7 – Retirement Plans

The Company has three noncontributory defined benefit pension plans covering certain union personnel. The Company’s policy has been to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations.

The following table provides the components of net periodic pension cost / (benefit) (in thousands):

	Quarter Ended		Year to Date
	October 31,	August 2,	October 31,	August 2,
	2009	2008	2009	2008
	(unaudited and unreviewed)

Service cost	$269	$313	$807	$939
Interest cost	1,444	1,474	4,332	4,422
Expected return on plan assets	(1,217)	(1,593)	(3,651)	(4,779)
Amortization of unrecognized actuarial loss / (gain)	20	(236)	60	(708)

Net periodic pension cost / (benefit)	$516	$(42)	$1,548	$(126)

For the quarters ended October 31, 2009 and November 1, 2008, the Company contributed $1.3 million and $1.1 million, respectively, to the defined benefit pension plans. For the year to date ended October 31, 2009 and November 1, 2008, the Company contributed $3.0 million and $2.5 million, respectively, to the defined benefit pension plans.

The Company maintains a 401(k) savings plan for eligible employees. The plan provides for contributions by the Company for all employees not covered by other union pension plans. The Company’s contributions aggregated $0.2 million and $0.4 million for the quarters October 31, 2009 and November 1, 2008, respectively. For the year to date ended October 31, 2009 and November 1, 2008, the Company contributed $0.9 million and $1.3 million, respectively, to the 401(k) plans.

The Company also participates in three union-sponsored, multi-employer defined benefit pension plans. The Company recognizes as net pension expense any required contributions made during the period as well as any required amounts, such as a withdrawal liability, that are due and unpaid, or for which it is probable that such an obligation exists for the Company’s portion of the unfunded benefit obligations. For the quarters ended October 31, 2009 and November 1, 2008, the Company made required contributions of $1.2 million and $1.2 million, respectively, to the multi-employer defined benefit pension plans. For the year to date ended October 31, 2009 and November 1, 2008, the Company made required contributions of $5.1 million and $3.6 million, respectively, to the multi-employer defined benefit pension plans. During the quarter ended August 1, 2009, it became probable that a withdrawal liability obligation exists for the Company’s portion of the unfunded benefit obligations of one of the three multi-employer plans. Accordingly, the Company recorded a liability of $1.5 million related to this plan.

Approximately 88% of the Company’s employees are unionized, 93% of whom are members of one union. We are party to fourteen collective bargaining agreements. As of October 31, 2009, five bargaining agreements are scheduled to expire during the next 12 months.

The Company's filing for bankruptcy protection on November 18, 2009 raises significant doubt about the ability of the Company to continue to fund and/or maintain the aforementioned plans.

Note 8 – Commitments and Contingencies

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

The Company has incurred significant legal costs associated with the USAO and SEC investigations since their inception. These costs have been recorded in selling and administrative expenses as incurred. As a result of the aforementioned guilty pleas by the two former employees, the Company anticipates that its legal costs, including individuals' legal reimbursement costs pursuant to an advancement and indemnification obligation, will decrease beginning in the current fiscal quarter and end altogether by the end of the fiscal year. Further, as a result of the Company's November 18, 2009 filing for bankruptcy protection, it is unlikely to have the ability to continue to pay any such costs.

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

The consideration received by the Company for the sale of the wholesale food distribution business is subject to a true-up calculation based on the volume of shipments to certain wholesale customers in the twelve months immediately following the sale compared to the Company’s fiscal year ended February 2, 2008. The Company has recorded a liability of less than $0.2 million to date, which is reported within discontinued operations.

The Company experienced a $2.1 million increase in workers' compensation expense during its second fiscal quarter after one of its insurers asserted a right to several years' worth of retrospective premium adjustments and effected a draw down of such amount from collateral in the form of a standby letter of credit. The Company has disputed the insurer's actions and is seeking restitution.

Note 9 – Stockholders’ Equity

On December 15, 2006, the Company established the 2006 Omnibus Award Plan (the “Award Plan”). Pursuant to the provisions of the Award Plan, the Company can grant stock options, restricted stock, phantom stock and stock appreciation rights. The number of shares of common stock that can be granted are limited to 902,268 in the aggregate.

At October 31, 2009, there were 188,260 shares of phantom stock granted, 150,000 shares of phantom stock forfeited (50,000 of which were forfeited during the year-to-date ended October 31, 2009), and 38,260 shares of phantom stock outstanding to officers and non-officer directors. There are no shares of phantom stock unvested as of October 31, 2009. The awards are accounted for as compensation expense with a corresponding liability over the period to settlement date based on changes in the value of the Company’s common stock.

On May 14, 2009, the holder of 2,000 shares of Penn Traffic preferred stock elected to convert their shares into shares of Penn Traffic common stock. In accordance with the provisions of the preferred stock, the Company issued 138,156 shares of common stock to the holder on the date of conversion.

Note 10 – Subsequent Events

The Company has evaluated potential subsequent events through December 21, 2009, which represents the date the financial statements were issued. All events that occurred subsequent to the date of the financial statements through the date of issuance that have had a significant impact on the financial statements, including the Company filing voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on November 18, 2009, have been disclosed in the accompanying notes.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Penn Traffic Company and its subsidiaries (the “Company”) are engaged in the retail food business. As of October 31, 2009, we operated 79 stores under the “P&C”, “Quality”, and “Bi-Lo” banners in upstate New York, Pennsylvania, Vermont, and New Hampshire. We service these retail stores through four distribution centers. Prior to December 21, 2008, we also operated a Wholesale food distribution business that serviced independent stores. On December 21, 2008, we completed the sale of our Wholesale food distribution business segment, which allowed us to significantly pay down our long-term debt and focus our resources and efforts on our Retail Food business. Nonetheless, the Company’s results of operations subsequent to the sale of this segment, including during the fiscal quarter ended October 31, 2009, were adversely effected by declines in same store sales, customer counts, and average items sold per shopping order, and increased workers compensation and pension costs.

As previously disclosed in the Current Report on Form 8-K filed on November 4, 2009, on October 30, 2009, the agent for the lenders under the Company’s revolving credit and term loan agreement (the “Revolving Loan Agreement”) notified the Company that events of default had occurred and continue to exist under the terms of that agreement and had entered into a forbearance agreement with such agent and lenders. As previously disclosed in its Current Report on Form 8-K filed on November 12, 2009, on November 5, 2009 the agent for the lenders under the Company’s supplemental real estate credit agreement (the “Supplemental Loan Agreement”, and together with the Revolving Loan Agreement, the “Senior Secured Loan Agreements”) notified the Company that events of default had occurred and continue to exist under the terms of the Supplemental Loan Agreement, and entered into a forbearance agreement with such agent and lenders.

Due to these default notices, and in order to ensure sufficient liquidity to maintain ongoing operations while conducting an orderly sale of its retail stores and other assets with the consent of its lenders under the Senior Secured Loan Agreements (the “Senior Secured Lenders”), on November 18, 2009 the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Company has and intends to continue to manage its properties and operate its businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. No trustee or examiner has been appointed in the Company’s case in the Bankruptcy Court.

On November 19, 2009, the Bankruptcy Court issued an interim order (the “Interim Order”) authorizing an arrangement under which, among other things, the Company’s Senior Secured Lenders consented to the Company using its cash collateral to a limited extent in order to fund and obtain letters of credit for ongoing operations. Under the arrangement the Company is allowed to use its cash collateral solely for purposes identified in a budget approved by the Senior Secured Lenders (the “Budget”), and agreed to commence a process to sell all or substantially all of its assets. As previously disclosed, on December 4, 2009, the Company entered into a comprehensive agency agreement with a joint venture under which the joint venture would act as Agent for the sale of all the Company’s assets other than 4 specified retail stores (the “Initial PC Stores”) in exchange for a minimum of $36.5 million of sale proceeds, subject to certain adjustments. On the same day the Company also entered into an asset purchase agreement with Price Chopper Operating Co., Inc. (“Price Chopper”) pursuant to which the Company agreed to sell Price Chopper substantially all the assets used in the operation of the PC Stores in exchange for $12.3 million. On December 15, 2009, the Company entered a new asset purchase agreement with Price Chopper pursuant to which the Company agreed to sell Price Chopper substantially all the assets used in the operation of 22 of the Company’s retail stores (including the Initial PC Stores) in exchange for $54 million (the “PC Agreement”). The comprehensive agency agreement and the PC Agreement are each subject to approval by the Bankruptcy Court.

While we continue our bankruptcy proceedings under Chapter 11, investments in our securities will be highly speculative. Although shares of our common stock continue to trade over the counter under the symbol “PTFC”, the trading prices of the shares may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved plan. The opportunity for any recovery by holders of our common stock under such plan is uncertain and shares of our common stock may be cancelled without any compensation pursuant to such plan.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations components expressed as percentages of revenues for the quarters and years to date ended October 31, 2009 and November 1, 2008.

	Quarter Ended		Year to Date
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(unaudited and unreviewed)
Revenues	100.0%	100.0%	100.0%	100.0%

Gross profit (1)	30.5%	30.4%	30.8%	30.6%

Selling and administrative expenses	33.8%	32.9%	33.9%	32.9%

Loss / (gain) on sale of assets	0.1%	0.0%	0.0%	-0.1%

Loss on store closings	0.0%	0.0%	0.0%	0.0%

Asset impairment charge	0.0%	0.1%	0.0%	0.2%

Operating loss	-3.2%	-2.6%	-3.1%	-2.4%

Interest expense	0.8%	0.7%	0.8%	0.6%

Reorganization and other expenses	0.0%	0.1%	0.0%	0.1%

Loss from continuing operations before income taxes	-4.0%	-3.4%	-3.9%	-3.1%

Income tax expense	0.2%	0.0%	0.0%	0.1%

Loss from continuing operations	-4.2%	-3.4%	-3.9%	-3.2%

Gain / (loss) from discontinued operations	0.2%	0.8%	-0.1%	-0.1%

(1)	Revenues less cost of sales.

Quarter Ended October 31, 2009 and Quarter Ended November 1, 2008

Revenues

Revenues for the quarter ended October 31, 2009 decreased to $198.1 million from $214.8 million for the quarter ended November 1, 2008.  The $16.7 million decrease in revenues was mainly attributable to a reduction in the number of stores reported within continuing operations, from 93 at November 1, 2008, to 79 at October 31, 2009, as well as a 5.7% decline in same store sales.  The Company monitors customer traffic counts and average items per order in order to assess the causes for fluctuations in sales.  While our customer counts were down slightly, by less than 2.0%, our average items sold per shopping order decreased more than 4.0% in the quarter ended October 31, 2009, compared to the quarter ended November 1, 2008.  We believe this is a reflection of the economic downturn in the United States and particularly in the markets we serve, many of which are experiencing unemployment rates in excess of the national average.

Gross Profit

Gross profit was $60.5 million, or 30.5% of revenues, for the quarter ended October 31, 2009, compared to $65.3 million, or 30.4% of revenues, for the quarter ended November 1, 2008.  The $4.8 million decrease is primarily the result of decreased sales discussed above.  Gross profit percentage for the quarter is flat compared to November 1, 2008.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended October 31, 2009 were $67.0 million, or 33.8% of revenues, compared to $70.6 million, or 32.9% of revenues, for the quarter ended November 1, 2008.  The $3.6 million decrease in selling and administrative expenses is comprised primarily of decreases in salary and wages of $2.4 million, utilities of $1.2 million, advertising of $1.1 million, and other cost reductions of $0.5 million driven by the reduction in stores and cost-reduction initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $4.1 million, or 2.1% of revenues, for the quarter ended October 31, 2009, compared to $5.7 million, or 2.0% of revenues, for the quarter ended November 1, 2008.  The $1.6 million decrease in depreciation and amortization during the quarter ended October 31, 2009, was primarily due to a $6.8 million write-down of intangible assets made in fiscal year 2009 in conjunction with the recognition of deferred income tax benefits attributable to the reversal of valuation allowance of pre-reorganization net operating loss carry-forwards for prior years, as well as a decrease in gross depreciable assets relating to the closure of 14 stores since the quarter ended November 1, 2008.

Gain on Sale of Assets and Loss on Store Closings

Gain on sale of assets and loss on store closings was less than $0.1 million, or less than 0.1% of revenues, for the quarter ended October 31, 2009, compared to $0.1 million, or less than 0.1% of revenues, for the quarter ended November 1, 2008.

Asset Impairment Charge

There was no asset impairment charge within continuing operations during the quarter ended October 31, 2009, compared to $0.3 million, or 0.1% of revenues, for the quarter ended November 1, 2008, which is reflective of the decrease in store closings year over year.

Operating Loss

Operating loss for the quarter ended October 31, 2009, was $6.4 million, or 3.2% of revenues, compared to the operating loss of $5.5 million, or 2.6% of revenues, for the quarter ended November 1, 2008.  The $0.9 million increase in operating loss is primarily due to the decrease in revenues.

Interest Expense

Interest expense for the quarter ended October 31, 2009, was $1.6 million, or 0.8% of revenues, compared to the interest expense of $1.3 million, or 0.7% of revenues, for the quarter ended November 1, 2008.  Interest expense for the quarter ended November 1, 2008, excludes $0.9 million of interest expense attributable to the wholesale business, which is included within discontinued operations.

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes for the quarter ended October 31, 2009 was $8.0 million, or 4.0% of revenues, compared to $7.0 million, or 3.4% of revenues, for the quarter ended November 1, 2008.  The $1.9 million increase in loss from continuing operations before income taxes is primarily due to the decrease in revenues.

Discontinued Operations

Gain from discontinued operations for the quarter ended October 31, 2009, was $0.4 million, or 0.2% of revenues, compared to a gain from discontinued operations of $1.5 million, or 0.8% of revenues, for the quarter ended November 1, 2008.  The fluctuation reflects the decline in store closings in the quarter ended October 31, 2009, compared to the quarter ended November 1, 2008.

Net Loss

Net loss for the quarter ended October 31, 2009, was $8.0 million, or 4.0% of revenues, compared to a net loss of $5.6 million, or 2.6% of revenues, during the quarter ended November 1, 2008, primarily as the result of the decrease in revenues and gross profit.

Year to Date Ended October 31, 2009 and Year to Date Ended November 1, 2008

Revenues

Revenues for the year to date ended October 31, 2009 decreased to $607.0 million from $655.2 million for the year to date ended November 1, 2008.  The $48.2 million decrease in revenues was mainly attributable to a reduction in the number of stores reported within continuing operations, from 93 at November 1, 2008, to 79 at October 31, 2009, as well as a 5.8% decline in same store sales.

Gross Profit

Gross profit was $187.0 million, or 30.8% of revenues, for the year to date ended October 31, 2009, compared to $200.7 million, or 30.6% of revenues, for the year to date ended November 1, 2008.  The $13.7 million decrease is primarily the result of decreased sales discussed.  Gross profit percentage increased 0.2%, reflecting slight decreases in commodity costs.

Selling and Administrative Expenses

Selling and administrative expenses for the year to date ended October 31, 2009 were $205.5 million, or 33.9% of revenues, compared to $215.3 million, or 32.9% of revenues, for the year to date ended November 1, 2008.  The overall decrease in selling and administrative expenses was largely driven by the closure of stores combined with the positive impact of cost-reduction initiatives implemented during fiscal years 2009 and 2010.

Depreciation and Amortization

Depreciation and amortization expense was $13.4 million, or 2.2% of revenues, for the year to date ended October 31, 2009, compared to $17.1 million, or 2.6% of revenues, for the year to date ended November 1, 2008.  The decrease during the year to date ended October 31, 2009, was primarily due to a $6.8 million write-down of intangible assets made in fiscal year 2009 in conjunction with the recognition of deferred income tax benefits attributable to the reversal of valuation allowance of pre-reorganization net operating loss carry-forwards for prior years, as well as a decrease in gross depreciable assets relating to the closure of 14 stores since the year to date ended November 1, 2008.

Gain on Sale of Assets and Loss on Store Closings

Gain on sale of assets and loss on store closings was $0.1 million, or less than 0.1% of revenues, for the year to date ended October 31, 2009, compared to a net of gain of $0.2 million, or less than 0.1% of revenues, for the year to date ended November 1, 2008, due to the timing and proceeds of asset disposals.

Asset Impairment Charge

Asset impairment charge from continuing operations was $0.1 million, or less than 0.1% of revenues, for the year to date ended October 31, 2009, compared to $1.4 million, or 0.2% of revenues, for the year to date ended November 1, 2008, which reflects the decrease in store closings year over year.

Operating Loss

Operating loss for the year to date ended October 31, 2009, was $18.5 million, or 3.1% of revenues, compared to the operating loss of $15.8 million, or 2.5% of revenues, for the year to date ended November 1, 2008.   The increase in operating loss is primarily the result of the increase in workers’ compensation and pension cost discussed above.

Interest Expense

Interest expense for the year to date ended October 31, 2009, was $5.3 million, or 0.9% of revenues, compared to the interest expense of $4.1 million, or 0.7% of revenues, for the year to date ended November 1, 2008.  The increase is primarily the result of miscellaneous financing and legal fees associated with the payment of our revolving line of credit during the year to date ended October 31, 2009, as well as increased amortization of deferred financing fees compared to the prior year.  Additionally, interest expense for the year to date ended November 1, 2008, excludes $2.6 million of interest expense attributable to the wholesale business, which is included within discontinued operations.

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes for the year to date ended October 31, 2009 was $23.9 million, or 3.9% of revenues, compared to $20.3 million, or 3.1% of revenues, for the year to date ended November 1, 2008.  The $3.6 million increase in loss from continuing operations before income taxes is primarily due the increase in workers’ compensation and pension cost discussed above.

Discontinued Operations

Loss from discontinued operations for the year to date ended October 31, 2009, was $0.3 million, or 0.1% of revenues, compared to $0.7 million, or 0.1% of revenues, for the year to date ended November 1, 2008.

Net Loss

Net loss for the year to date ended October 31, 2009, was $24.5 million, or 4.0% of revenues, compared to a net loss of $21.4 million, or 3.3% of revenues, during the year to date ended November 1, 2008, primarily as the result of the decrease in revenues and gross profit.

Liquidity and Capital Resources

Overview

As of October 31, 2009, we had cash and cash equivalents of $29.7 million and total debt outstanding of $27.2 million (consisting of $6.0 million in a term loan facility, $10.0 million in a supplemental real estate credit facility, $3.4 million in mortgages payable, and $7.8 million in capital lease obligations).  The Company is currently focused on maintaining its ongoing operations while conducting an orderly sale of all or substantially all its assets through processes governed by the Bankruptcy Court.

Financial Results

Operating Activities

Cash used in operating activities for the year to date ended October 31, 2009, was $3.4 million compared to cash provided by operating activities of $13.2 million for the year to date ended November 1, 2008.  For the year to date ended October 31, 2009, we incurred a net loss of $24.5 million, adjustments for non cash items of $14.3 million, and a net increase in operating assets of $6.9 million, driven primarily by reductions in inventory.  For the year to date ended November 1, 2008, we incurred a net loss of $21.4 million, adjustments for non-cash items of $18.8 million, and a net decrease in operating assets of $15.8 million.

Investing Activities

Cash used in investing activities for the year to date ended October 31, 2009, was $4.9 million compared to cash used in investing activities of $0.2 million for the year to date ended November 1, 2008.  The $4.7 million increase was primarily due to a decrease in proceeds from the sale of fixed assets ($0.8 million compared to $5.1 million), the result of closing fewer stores in the year to date ended October 31, 2009.

Financing Activities

Cash used in financing activities for the years to date ended October 31, 2009, and November 1, 2008, was $18.4 million and $1.0 million, respectively.  The increase primarily reflects the $17.0 million payment of our revolving line of credit during the year to date ended October 31, 2009.

Borrowings

The Revolving Loan Agreement provides for a $50 million revolving credit facility commitment which includes a maximum sub-limit commitment for letters of credit of $47.5 million, and a $6 million term loan.  Outstanding letters of credit under the Revolving Loan Agreement, which are primarily associated with supporting workers’ compensation obligations, were approximately $35.8 million at October 31, 2009.  The Company has borrowed an additional $10 million under the Supplemental Loan Agreement   The maturity date of both facilities is April 13, 2010.  Borrowings under the Revolving Loan Agreement are secured by substantially all the assets of the Company, subject to first liens on certain property by other lenders.  Borrowings under the Supplemental Loan Agreement are secured by a first lien on substantially all leasehold interests of the Company, and a second lien on real estate owned by the Company.  Prior to the Company filing Chapter 11 petitions on November 18, 2009, availability under both credit facilities was dependent on levels of eligible accounts receivable, inventory and certain other assets.

The Company’s filing of Chapter 11 petitions on November 18, 2009 constituted events of default under the Senior Secured Loan Agreements, causing all of the Company’s obligations to become immediately due and payable under these agreements.  The Company believes that any efforts to enforce such obligations are stayed as a result of the filing of the Chapter 11 petitions with the Bankruptcy Court, subject to the terms of the Interim Order.  These events of default may have also constituted an event of default or otherwise triggered repayment obligations under the express terms of other agreements or instruments relating to direct financial obligations of the Company.  Although the Interim Order authorizes the Company to use its cash collateral, which was $21.6 million at October 31, 2009, to fund and obtain letters of credit for ongoing operations in accordance with a restrictive Budget, as previously disclosed, the agents for the Senior Secured Lenders have notified the Company that they reserve all their rights as a result of the occurrence of certain events, including the right to terminate such use of cash collateral (“Termination Events”).  The occurrence of such Termination Events may also result in the termination of the automatic stay under the Bankruptcy Code of any rights of the Senior Secured Lenders to enforce the Company’s payment obligations under the Senior Secured Loan Agreements, subject only to the agent for the lenders under either Senior Secured Loan Agreement providing certain written notices.

The Company also has $3.4 million in borrowings under mortgages that mature at various dates through 2021 and are secured by first liens on the related properties.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  The critical accounting policies described below were applied for the periods presented, but may change in subsequent periods as a result of the Company’s voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (see Note 1 to the financial statements filed with this Form 10-Q).  Critical accounting policies are those accounting policies that are important to the portrayal of our financial condition and which require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We summarized our critical accounting policies in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2009.  There have been no significant changes in our critical accounting estimates during the year to date ended October 31, 2009.

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

Vendor Allowances

Vendor allowances relating to our purchasing and merchandising functions are recorded as a reduction of cost of sales as they are earned based on each specific agreement and its associated event date.  Our inventory is adjusted for these vendor allowances, based on the allowance event date and the inventory turns for the specific department.  These vendor allowances come in many forms:  promotional allowances tied to weekly advertised items which are recognized when the inventory is sold, warehouse slotting allowances which are recorded when the item has been distributed to the stores and are available for sale to the consumer, long-term contractual agreements such as exclusivity programs or signing bonuses which are recognized on a straight-line basis over the life of the agreement, volume incentive agreements which are recognized when the incentive is deemed probable and estimable based on purchase or sales targets, and allowances for running items in our weekly ad which are recognized at the end of the ad week.  Cash discounts for prompt payments of invoices are also recorded as a reduction in cost of sales when the payment is made to the vendor.

Defined Benefit Pension Plans

The Company adjusts its defined benefit pension plan liability account to reflect the underfunded status of the plans in its balance sheet.  Any gains or losses that arise during the period but are not recognized as components of net periodic pension (benefit) / cost are recognized as a component of other comprehensive income / (loss).  The Company measures its plan assets and benefit obligations at its year-end.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial results are subject to risk from interest rate changes on debt that has variable interest rates. Total variable rate debt outstanding under our loan agreements at October 31, 2009, was $16.0 million with a weighted average interest rate of 12.5%.  A 1.0% change in interest rates under our credit facilities would impact pre-tax income by $0.2 million on an annual basis, based on the debt outstanding October 31, 2009.  In addition to the variable rate debt, we had $3.4 million of fixed rate debt outstanding at October 31, 2009 with a weighted average interest rate of 6.5%.  We view the fixed rate debt as a partial hedge against interest rate fluctuations.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of our principal executive and principal financial officers.  Based on their current observations, these members of management, with input, where appropriate, from members of the audit committee, have concluded that our disclosure controls and procedures were effective as of October 31, 2009, in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that our financial reporting was reliable.

Change in our Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, and to Note 8 to the Consolidated Condensed Financial Statements included in Part I of this Report on Form 10-Q.

On November 18, 2009 the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  The Company has and intends to continue to manage its properties and operate its businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  No trustee or examiner has been appointed in the Company’s case in the Bankruptcy Court.  The Company has commenced a process to sell all or substantially all of its assets.

ITEM 1A.  RISK FACTORS

Information concerning risks and uncertainties appears in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. In addition, we have identified the following additional risk factors to supplement those set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. You should carefully consider these risk factors, which could materially affect the proceeds from the disposition of assets.

Our interim unaudited financial statements were not reviewed by an independent registered public accounting firm in accordance with the rules of the SEC.

Because the unaudited interim financial statements and notes thereto for the quarterly period ended October 31, 2009 included in this Form 10-Q have not been reviewed in accordance with SAS 100, as required by Regulation S-X as promulgated by the SEC under the Securities Act of 1934, the Form 10-Q is deemed deficient and not timely. The review and resulting comments from an independent registered public accounting firm on our unaudited interim financial statements have in the past resulted in our making changes in those financial statements before they were filed with our quarterly or annual reports. The financial statements included in this Form 10-Q do not reflect any changes that may have resulted from such a review. The SEC may request that we amend this Form 10-Q to include financial statements reviewed by an independent registered public accounting firm, and in order to comply we would need to incur additional expenses and expend substantial additional management time that would otherwise be devoted to ensuring the orderly disposition of our assets. Our failure to obtain the review required by SEC rules and the resulting status of this Form 10-Q as not having been filed on a timely basis will also render us ineligible to file registration statements on Form S-3.

The prices of our securities are volatile, and, in connection with our Chapter 11 reorganization, holders of our securities may receive no payment or payment that is less than the purchase price of such securities.

Prior to filing the Chapter 11 petition, the market price for our common stock was volatile, in part due to the very low volume of trading in our common stock.  Trading in our securities may be further limited on account of the Chapter 11 petition, and holders of such securities may not be able to resell their securities for their purchase price or at all.  The price of our securities may fluctuate substantially in the future. In addition, it is possible that, in connection with our reorganization, all of the outstanding shares of our capital stock could be cancelled, and holders of such securities may not be entitled to any payment in respect of their shares.

Accordingly, trading in our securities during the pendency of our reorganization is highly speculative and poses substantial risks to purchasers of such securities, as holders may not be able to resell such securities or, in connection with our reorganization, may receive no payment, or a payment or other consideration that is less than the purchase price of such securities.

The Company filed a Chapter 11 petition on November 18, 2009 and is subject to the associated risks and uncertainties.

For the duration of the Chapter 11 petition, our operations and our ability to maintain our value as a going concern will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•
our ability to operate within the restrictions and the liquidity limitations of the Interim Order and any subsequent collateral order entered by the Bankruptcy Court in connection with the Chapter 11 petition;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Petitions from time to time;
•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;

•	our ability to maintain our leased and owned real properties and material contracts that are critical to our operations;
•	our ability to attract, motivate and retain key employees; and
•	our ability to attract and retain customers, vendors and service providers

We will also be subject to risks and uncertainties with respect to the actions and decisions of our and our subsidiaries’ creditors and other third parties who have interests in the Chapter 11 petition, which  may impair the Company’s value as a going concern.

As a result of the Chapter 11 petition, realization of assets and liquidation of liabilities are subject to uncertainty. These risks and uncertainties could affect the proceeds we realize from the disposition of our assets in various ways. For example, negative events or publicity associated with the Chapter 11 petition could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect these proceeds.  Also, pursuant to the Bankruptcy Code, we need the approval of the Bankruptcy Court, and sometimes our creditors and other third parties, for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risk and uncertainties associated with the Chapter 11 petition, we cannot predict or quantify the ultimate impact that events occurring during the reorganization process will have on the proceeds we realize upon the disposition of our assets.

Our financial results may be volatile and may not reflect historical trends.

While in the bankruptcy process, we expect our financial results to continue to be volatile as asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the Chapter 11 petition. In addition, the realizable value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets.

Conducting a successful Chapter 11 reorganization will depend significantly on our ability to retain and motivate management and key employees.

Our success depends significantly on the skills, experience and efforts of our personnel.  We do not maintain "key person" life insurance for any of our officers.  The loss of any of our officers could harm our results of operations and our financial position and could delay or prevent the achievement of our business objectives.  Our ability to conduct the orderly liquidation of our assets will be highly dependent upon the skills, experience and effort of our senior management and other personnel.  Our ability to attract, motivate and retain key employees is restricted, however, by provisions of the Bankruptcy Code, which limit or prevent our ability to implement a retention program or take other measures intended to motivate key employees to remain with the Company during the pendency of the Chapter 11 proceedings.  In addition, we must obtain Bankruptcy Court approval of employment contracts and other employee compensation programs.  The loss of the services of one or more members of our senior management or certain employees with critical skills, or a diminution in our ability to attract talented, committed individuals to fill vacant positions when needs arise, could harm our ability to conduct an orderly liquidation of our assets.

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

THE PENN TRAFFIC COMPANY

By:	/s/	Gregory J. Young
Name:	Gregory J. Young
Title:	Chief Executive Officer and President

By:	/s/	Eric Sattler
Name:	Eric Sattler
Title:	Chief Financial Officer